Form 10-Q
period 2004-09-30
GENERAL NUTRITION CENTERS INC
filed 2004-11-05
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(For the transition period from to )

Commission File Number: 333-114502

GENERAL NUTRITION CENTERS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	72-1575168
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

300 Sixth Avenue	15222
Pittsburgh, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (412) 288-4600

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2), has been subject to such filing requirements for the past 90 days.  [ ] Yes   [ X ] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [ X ] No

As of September 30, 2004, one hundred (100) shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”) were outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,	September 30,
	2003 *	2004
		(unaudited)
Current assets:
Cash and cash equivalents	$33,176	$72,384
Receivables, net (Note 2)	87,984	77,734
Inventories, net (Note 3)	256,000	255,546
Deferred tax assets, net	15,946	—
Other current assets	27,480	30,046

Total current assets	420,586	435,710
Long-term assets:
Goodwill, net (Note 4)	83,089	87,787
Brands, net (Note 4)	212,000	212,000
Other intangible assets, net (Note 4)	32,667	29,656
Property, plant and equipment, net	201,280	194,293
Deferred financing fees, net	19,796	18,436
Deferred tax assets, net	15,289	8,496
Other long-term assets (Note 5)	34,160	22,684

Total long-term assets	598,281	573,352

Total assets	$1,018,867	$1,009,062

Current liabilities:
Accounts payable	$102,926	$80,053
Accrued payroll and related liabilities (Note 10)	33,277	14,531
Accrued income taxes (Note 8)	438	—
Accrued interest (Note 7)	1,799	6,473
Current portion, long-term debt (Note 7)	3,830	3,875
Other current liabilities (Note 6)	78,271	67,097

Total current liabilities	220,541	172,029
Long-term liabilities:
Long-term debt (Note 7)	510,374	507,462
Other long-term liabilities	9,796	9,497

Total long-term liabilities	520,170	516,959
Total liabilities	740,711	688,988
Stockholders’ equity:
Common stock, $0.01 par value, authorized 1,000, issued and outstanding 100 shares	—	—
Paid-in-capital	277,500	279,081
Retained earnings	354	40,399
Accumulated other comprehensive income (Note 13)	302	594

Total stockholders’ equity	278,156	320,074
Total liabilities and stockholder’s equity	$1,018,867	$1,009,062

* Footnotes summarized from the Audited Financial Statements.

The accompanying summarized notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Predecessor	Successor	Predecessor	Successor
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenue	$362,576	$323,141	$1,085,753	$1,043,424
Cost of sales, including costs of warehousing, distribution and occupancy	254,379	216,818	758,141	690,541

Gross profit	108,197	106,323	327,612	352,883
Compensation and related benefits	62,349	54,034	182,001	172,959
Advertising and promotion	9,115	10,042	30,958	35,252
Other selling, general and administrative	17,408	19,132	58,405	55,749
Income from legal settlements	(4,631)	—	(7,190)	—
Foreign currency (gain) loss	(255)	(300)	(2,477)	118
Impairment of goodwill and intangible assets	709,367	—	709,367	—

Operating (loss) income	(685,156)	23,415	(643,452)	88,805
Interest expense, net (Note 7)	33,048	8,556	97,840	25,704

(Loss) income before income taxes	(718,204)	14,859	(741,292)	63,101
Income tax (benefit) expense	(170,774)	5,479	(164,281)	23,056

Net (loss) income	(547,430)	9,380	(577,011)	40,045
Other comprehensive (loss) income (Note 13)	(23)	747	1,041	292

Comprehensive (loss) income	$(547,453)	$10,127	$(575,970)	$40,337

The accompanying summarized notes are an integral part of the consolidated financial statements

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity
(in thousands except share data)

	Common Stock		Additional	Retained	Other Comprehensive	Total Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income	Equity
Balance at December 31, 2003	100	$—	$277,500	$354	$302	$278,156
GNC Corporation investment in General Nutrition Centers, Inc.	—	—	1,581	—	—	1,581
Net income	—	—	—	40,045	—	40,045
Foreign currency gain	—	—	—	—	292	292

Balance at September 30, 2004 (unaudited)	100	$—	$279,081	$40,399	$594	$320,074

The accompanying summarized notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Predecessor	Successor
	For the nine months ended
	September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(577,011)	$40,045
Depreciation expense	40,957	24,976
Impairment of intangible assets	709,367	—
Amortization of intangible assets	6,608	3,011
Amortization of deferred financing fees	—	2,058
Change in stock-based compensation	541	—
Stock appreciation rights compensation	2,414	—
Inventory non-cash decrease	25,417	8,470
Provision for losses on accounts receivable	2,472	1,942
Change in net deferred taxes	(193,319)	21,682
Changes in assets and liabilities:
Decrease (increase) in receivables, net	85,878	(4,454)
Increase in inventory, net	(10,075)	(7,651)
(Increase) decrease in franchise note receivables, net	(357)	8,520
(Increase) decrease in other assets	(8,667)	723
Decrease in accounts payable	(21,355)	(19,023)
Increase (decrease) in accrued taxes	11,989	(438)
Increase in interest payable	33,082	4,674
Increase (decrease) in accrued liabilities	1,685	(24,003)

Net cash provided by operating activities	109,626	60,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,587)	(17,865)
Proceeds from disposal of assets	2,615	168
Store acquisition costs	(881)	(522)
Purchase transaction fees	—	(7,710)
Payments for purchase price adjustments	—	(5,899)
Proceeds from purchase price adjustments	—	15,711

Net cash used in investing activities	(21,853)	(16,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	—	1,581
Decrease in cash overdrafts	(585)	(3,813)
Payments on long-term debt — related party	(75,000)	—
Payments on long-term debt — third parties	(658)	(2,866)
Deferred financing fees	—	(327)

Net cash used in financing activities	(76,243)	(5,425)

Effect of exchange rates on cash	(335)	218

Net increase in cash	11,195	39,208
Beginning balance, cash	38,765	33,176

Ending balance, cash	$49,960	$72,384

The accompanying summarized notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General Nature of Business. General Nutrition Centers, Inc. (the “Company”), a Delaware corporation, is a leading specialty retailer of vitamin, mineral and herbal supplements, diet and sports nutrition products and specialty supplements. The Company is also a provider of personal care and other health related products. The Company operates primarily in three business segments: Retail, Franchising and Manufacturing/Wholesale. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), Federal Trade Commission (“FTC”), Consumer Product Safety Commission, United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

     Acquisition of the Company. In August 1999, General Nutrition Companies, Inc. (GNCI) was acquired by Numico Investment Corp. (“NIC”), which subsequent to the Acquisition, was merged into GNCI. NIC was a wholly owned subsidiary of Numico U.S. L.P., which was merged into Nutricia USA, Inc. (“Nutricia”) in 2000. Nutricia (now known as Numico USA, Inc.) is a wholly owned subsidiary of Koninklijke (Royal) Numico N.V. (“Numico”), a Dutch public company headquartered in Zoetermeer, Netherlands. The results of GNCI were reported as part of the consolidated Numico financial statements from August 1999 to December 4, 2003.

     On October 16, 2003, the Company entered into a purchase agreement (the “Purchase Agreement”) with Numico and Numico USA, Inc. to acquire 100% of the outstanding equity interest of GNCI from Numico USA Inc., a subsidiary of Numico (“the Acquisition”). The purchase equity contribution was made by GNC Investors, LLC, (“GNC LLC”) an affiliate of Apollo Management LP (“Apollo”), together with additional institutional investors and certain management of the Company. The equity contribution from GNC LLC was recorded on GNC Corporation (“GNCH”), formerly known as General Nutrition Centers Holding Company. GNCH utilized this equity contribution to purchase the investment in the Company. The Company is a wholly owned subsidiary of GNCH. The transaction closed on December 5, 2003 and was accounted for under the purchase method of accounting. The net purchase price was $733.2 million, which was paid via a combination of cash, and the proceeds received from the issuance of senior subordinated notes and borrowings under a senior credit facility, and is summarized herein. Apollo and certain institutional investors, through GNC LLC and GNCH, contributed a cash equity investment of $277.5 million to the Company. In connection with the Acquisition on December 5, 2003, the Company also issued $215.0 million aggregate principal amount of its 8 1/2% Senior Subordinated Notes, due 2010, resulting in net proceeds to the Company of $207.1 million. In addition, the Company obtained a new secured senior credit facility consisting of a $285.0 million term loan facility and a $75.0 million revolving credit facility. The Company borrowed the entire $285.0 million under the term loan facility to fund a portion of the Acquisition price, which netted proceeds to the Company of $275.8 million. These total proceeds were reduced by certain debt issuance and other transaction costs. Subject to certain limitations in accordance with the Purchase Agreement, Numico and Numico USA, Inc. agreed to indemnify the Company on losses arising from, among other items, breaches of representations, warranties, covenants and other certain liabilities relating to the business of GNCI, arising prior to December 5, 2003 as well as any losses payable in connection with certain litigation including ephedra-related claims. The Company utilized these proceeds to purchase GNCI with the remainder of $19.8 million used to fund operating capital. Subsequent to the Acquisition, in 2004, the Company received a cash payment of $15.7 million from Numico related to a working capital contingent purchase price adjustment. This adjustment was recorded as a contingent purchase price receivable as of December 31, 2003. Also in 2004, the Company remitted a payment to Numico of $5.9 million related to a tax purchase price adjustment.

     In conjunction with the Acquisition, fair value adjustments were made to the Company’s financial statements as of December 5, 2003. As a result of the Acquisition and fair values assigned, the accompanying financial statements as of December 31, 2003 reflect adjustments made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following table summarizes the original and adjusted, due to purchase price adjustments, fair values assigned at December 5, 2003 to the Company’s assets and liabilities in connection with the Acquisition.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Fair value Opening Balance Sheet:

	Original	Adjusted
	December 5, 2003	December 5, 2003
	(in thousands)
Assets:
Current assets	$438,933	$434,913
Goodwill	83,089	87,787
Other intangible assets	244,970	244,970
Property, plant and equipment	201,287	201,287
Other assets	54,426	54,426

Total assets	1,022,705	1,023,383

Liabilities:
Current liabilities	217,033	217,711
Long-term debt	513,217	513,217
Other liabilities	14,955	14,955

Total liabilities	745,205	745,883

GNC Corporation investment in General Nutrition Centers , Inc	$277,500	$277,500

NOTE 1. Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 210-10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ending December 31, 2003, which are included in the Company’s S-4 filing with the Securities and Exchange Commission (the “SEC”).

     The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair presentation of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2004.

     For the three and nine months ended September 30, 2003, the consolidated financial statements of our predecessor GNCI, were prepared on a carve-out basis and reflect the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The financial statements for this period reflected amounts that were pushed down from the former parent of GNCI in order to depict the financial position, results of operations and cash flows of GNCI based on these carve-out principles.

     The financial statements as of December 31, 2003, and September 30, 2004 reflect periods subsequent to the Acquisition and include the accounts of the Company and its wholly owned subsidiaries. Included for the period ending December 31, 2003 are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Accordingly, the accompanying financial statements for the periods prior to the Acquisition are labeled as “Predecessor” and the periods subsequent to the Acquisition are labeled as “Successor”.

     The Company’s normal reporting period is based on a 52-week calendar year.

     Certain reclassifications have been made to the financial statements to ensure consistency in reporting and conformity between prior year and current year amounts.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes to critical estimates subsequent to the audited financial statements at December 31, 2003.

     Stock Compensation. In accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock issued to Employees”, the Company accounts for stock-based employee compensation using the intrinsic value method of accounting. For the three months ended September 30, 2004 and nine months ended September 30, 2004, stock compensation represents shares of GNCH stock issued pursuant to the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan. The common stock issued pursuant to this plan is not registered or traded on any exchange. Stock compensation for the three months ended September 30, 2003 and nine months ended September 30, 2003 represents shares of Numico stock under the Numico 1999 Share Option Plan. SFAS No. 123, “Accounting for Stock-based Compensation”, prescribes that companies utilize the fair value method of valuing stock based compensation and recognize compensation expense accordingly. It does not require, however, that the fair value method be adopted and reflected in the financial statements. The Company has adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” by illustrating compensation costs in the following table.

     On February 11, 2004 the Company issued additional stock options to certain management and directors. On March 31, 2004, the Company performed a valuation of their common stock using the same model that was used by Apollo to acquire GNCI, which resulted in a value under $6.00 per share. On July 23, 2004 the Company issued additional stock options to certain management and directors. On September 30, 2004, the Company performed a valuation of their common stock using the same model that was used by Apollo to acquire GNCI, which resulted in a value under $6.00 per share. Therefore, no compensation expense was recognized in connection with these issuances.

     Had compensation costs for stock options been determined using the fair market value method of SFAS No. 123 and SFAS No. 148, the effect on net loss for each of the periods presented would have been as follows:

	Predecessor	Successor	Predecessor	Successor
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2004	2003	2004
		(unaudited)
		(in thousands)
Net (loss) income as reported	$(547,430)	$9,380	$(577,011)	$40,045
Less: total stock based employee compensation costs determined using fair value method, net of related tax effects	—	(217)	(215)	(647)

Adjusted net (loss) income	$(547,430)	$9,163	$(577,226)	$39,398

New Accounting Pronouncements.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This interpretation addresses the consolidation of variable interest entities (“VIEs”) and its intent is to achieve greater consistency and comparability of reporting between business enterprises. It defines the characteristics of a business enterprise that qualifies as a primary beneficiary of a variable interest entity. In December 2003, the FASB issued a modification to FIN 46, titled FIN 46R. FIN 46R delayed the effective date for certain entities and also provided technical clarifications related to implementation issues. In summary, a primary beneficiary is a business enterprise that is subject to the majority of the risk of loss from the VIE, entitled to receive a majority of the VIE’s residual returns, or both. The implementation of FIN No. 46R has been deferred for non-public entities. For non-public entities, such as the Company, FIN No. 46R requires immediate application to all VIEs created after December 31, 2003. For all other VIEs, the Company is required to adopt FIN No. 46R by no later than the beginning of the first period beginning after December 15, 2004. FIN No. 46R also requires certain disclosures in financial statements regardless of the date on which the VIE was created if it is reasonably possible that the business enterprise is required to disclose the activity of the VIE. The Company adopted FIN No. 46R on January 1, 2004 and determined that it does not have an impact to its financial statements.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

     In March, 2004, the Emerging Issues Task Force issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement does not have an impact to the Company’s financial statement presentation.

NOTE 2. RECEIVABLES, NET

     Receivables at each respective period consisted of the following:

	December 31,	September 30,
	2003	2004
		(unaudited)
	(in thousands)
Trade receivables	$77,481	$79,003
Related party receivables	—	797
Contingent purchase price receivable	12,711	—
Other	5,536	4,157
Sales returns and allowance for doubtful accounts	(7,744)	(6,223)

	$87,984	$77,734

NOTE 3. INVENTORIES, NET

     Inventories at each respective period consisted of the following:

	December 31, 2003
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$235,984	$(15,319)	$220,665
Unpackaged bulk product and raw materials	35,615	(3,932)	31,683
Packaging supplies	3,652	—	3,652

	$275,251	$(19,251)	$256,000

	September 30, 2004
			Net Carrying
	Gross cost	Reserves	Value
		(unaudited)
		(in thousands)
Finished product ready for sale	$225,713	$(12,839)	$212,874
Unpackaged bulk product and raw materials	43,315	(3,289)	40,026
Packaging supplies	2,646	—	2,646

	$271,674	$(16,128)	$255,546

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

     Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line basis over periods not exceeding 20 years. The Company records goodwill upon the acquisition of franchisee stores when the acquisition price exceeds the fair value of the identifiable assets acquired and liabilities assumed of the store. The following tables summarize the Company’s goodwill and intangible asset activity from December 31, 2003 to September 30, 2004:

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Goodwill, net

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Goodwill balance at December 31, 2003	$19,086	$63,563	$440	$83,089
Adjustments from contingent consideration	2,087	812	—	2,899
Purchase accounting adjustments	1,398	402	(1)	1,799

Goodwill balance at September 30, 2004 (unaudited)	$22,571	$64,777	$439	$87,787

     The adjustments from contingent consideration relate to additional amounts paid to Numico upon completion of the final federal tax return for GNCI. The purchase accounting adjustments are a result of re-allocations of net excess purchase price to assets acquired and liabilities assumed.

Other Intangibles, net

		Retail	Franchise	Operating
	Gold Card	Brand	Brand	Agreements	Total
			(in thousands)
Balance at December 31, 2003	$2,485	$49,000	$163,000	$30,182	$244,667
Amortization expense	(803)	—	—	(2,208)	(3,011)

Balance at September 30, 2004 (unaudited)	$1,682	$49,000	$163,000	$27,974	$241,656

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	December 31, 2003		September 30, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
			(unaudited)
	(in thousands)
Brands — retail	$49,000	$—	$49,000	$—
Brands — franchise	163,000	—	163,000	—
Gold card — retail	2,230	(61)	2,230	(771)
Gold card — franchise	340	(24)	340	(117)
Retail agreements	8,500	(88)	8,500	(972)
Franchise agreements	21,900	(130)	21,900	(1,454)

	$244,970	$(303)	$244,970	$(3,314)

The following table represents future estimated amortization expense of other intangible assets, net with definite lives:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2004	$1,003
2005	3,843
2006	3,457
2007	2,943
Thereafter	18,410

Total	$29,656

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

NOTE 5. OTHER LONG-TERM ASSETS

     Other assets at each respective period consisted of the following:

	December 31,	September 30,
	2003	2004
		(unaudited)
	(in thousands)
Long-term franchise notes receivables	$30,078	$23,217
Long-term deposits	9,070	5,072
Other	1,287	702
Allowance for doubtful accounts	(6,275)	(6,307)

	$34,160	$22,684

NOTE 6. OTHER CURRENT LIABILITIES

     Other current liabilities at each respective period consisted of the following:

	December 31,	September 30,
	2003	2004
		(unaudited)
	(in thousands)
Deferred revenue	$31,077	$30,790
Accrued occupancy	4,352	4,533
Accrued acquisition costs	7,750	—
Accrued store closing costs	7,600	455
Accrued worker compensation	5,083	7,640
Other current liabilities	22,409	23,679

Total	$78,271	$67,097

     As of the date of the Acquisition, the Company had identified 117 underperforming stores that were scheduled to be closed and had established a store restructuring reserve for these stores. As of September 30, 2004 the total number of underperforming stores to be closed decreased to 98. Of these, 94 were closed as of September 30, 2004. The Company expects to close the remainder of the stores during 2004. As of September 30, 2004, the reserves consisted of $0.5 million in estimated store lease termination costs. Following is a summary of the store closure activity for the nine months ended September 30, 2004. The store closing costs incurred represent store lease termination cost payments for the nine months ended September 30, 2004:

Accrued store
closing costs
(in thousands)
Balance at December 31, 2003	$7,600
Purchase accounting adjustment	(2,893)
Store closing costs incurred	(4,252)

Balance at September 30, 2004 (unaudited)	$455

NOTE 7. LONG-TERM DEBT / INTEREST

     In connection with the Acquisition, the Company entered into a new senior credit facility with a syndicate of lenders. GNCH has guaranteed the Company’s obligations under the senior credit facility. The senior credit facility consists of a $285.0 million term loan facility and a $75.0 million revolving credit facility. All borrowings under the senior credit facility bear interest at a rate per annum equal to either (a) the greater of the prime rate as quoted on the British Banking Association Telerate, and the federal funds effective rate plus one half percent per annum, plus in each case, additional margins of 2.0% per annum for both the term loan

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

facility and the revolving credit facility, or (b) the Eurodollar rate plus additional margins of 3.0% per annum for both the term loan facility and the revolving credit facility. In addition to paying the above stated interest rates, the Company is also required to pay acommitment fee relating to the unused portion of the revolving credit facility at a rate of 0.5% per annum. The revolving credit facility allows for $50.0 million to be used as collateral for outstanding letters of credit, of which $8.2 million and $1.0 million was used at September 30, 2004 and December 31, 2003, respectively, leaving $66.8 million and $74.0 million, respectively, of this facility available for borrowing on such dates. The senior credit facility is payable quarterly in arrears and at September 30, 2004, carried an average interest rate of 4.9%. The interest on the revolving credit facility is payable quarterly in arrears and at September 30, 2004, carried an average interest rate of 0.8%. The senior credit facility contains customary covenants including financial tests, (including maximum total leverage, minimum fixed charge coverage ratio and maximum capital expenditures) and certain other limitations such as the Company’s and its subsidiaries ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. The senior credit facility also contains covenants requiring the Company to submit to each agent and lender certain audited financial reports within 90 days of each fiscal year end and certain unaudited statements within 45 days after the end of each quarter. The Company is also required to submit to the Administrative Agent monthly management sales and revenue reports. The Company believes that for the quarter ended September 30, 2004, it has complied with its covenant reporting and compliance requirements in all material respects.

     In conjunction with the Acquisition, the Company issued $215.0 million of 8 1/2% senior subordinated notes. The senior subordinated notes mature on December 1, 2010 and bear interest at the rate of 8 1/2% per annum, which is payable semi-annually in arrears on June 1 and December 1 of each year, beginning with the first payment due on June 1, 2004. Prior to December 1, 2006, the Company may redeem up to 35% of the aggregate principal amount at a redemption price of 108.50% of the principal amount, plus any accrued and unpaid interest. The Company may also redeem all or part of the senior subordinated notes on or after December 1, 2007 according to the following redemption table, which includes the principal amount plus accrued and unpaid interest:

Redemption
Period	Price
2007	104.250%
2008	102.125%
2009 and after	100.000%

     The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. The senior subordinated notes contain customary covenants including certain limitations and restrictions on the Company and its subsidiaries to incur additional indebtedness beyond certain levels, dispose of assets, grant liens on assets, make investments, acquisitions or mergers, and declare or pay dividends. The senior subordinated notes also contain covenants requiring the Company to submit to the Trustee or holders of the notes certain financial reports that are required to be filed with the Securities and Exchange Commission, such as Forms 10-K, 10-Q and 8-K. Also, the Company is required to submit to the Trustee certain Compliance Certificates within 120 days of the fiscal year end.

     In accordance with the terms of the 8 1/2 % Senior Subordinated Notes agreement and the offering memorandum, these notes were required to be exchanged for publicly registered exchange notes within 250 days after the sale of these notes. As required, these notes were registered and the exchange offer was completed on September 16, 2004.

     Long-term debt at each respective period consisted of the following:

	December 31,	September 30,
	2003	2004
		(unaudited)
	(in thousands)
Mortgage	$14,160	$13,439
Capital leases	44	35
Senior credit facility	285,000	282,863
Related party term loan	—	—
Senior subordinated notes	215,000	215,000
Less: current maturities	(3,830)	(3,875)

Total	$510,374	$507,462

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

     Accrued interest at each respective period consisted of the following:

	December 31,	September 30,
	2003	2004
		(unaudited)
	(in thousands)
Accrued senior credit facility interest	$429	$381
Accrued subordinated notes interest	1,370	6,092

Total	$1,799	$6,473

     Interest expense at each respective period consisted of the following:

	Predecessor	Successor	Predecessor	Successor
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2004	2003	2004
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Composition of interest expense:
Interest on mortgage	$256	$236	$774	$721
Interest on senior credit facility	—	3,418		9,760
Interest on senior subordinated notes	—	4,569		13,655
Interest on related party term loan	33,082		98,168	—
Deferred financing fees	—	583		2,129
Interest income —— other	(290)	(250)	(1,102)	(561)

Interest expense, net	$33,048	$8,556	$97,840	$25,704

NOTE 8. INCOME TAXES

     Net deferred tax assets and liabilities were $8.5 million and $31.2 million as of September 30, 2004 and December 31, 2003, respectively. Accrued income taxes were $0.4 million as of December 31, 2003. There were no accrued income taxes as of September 30, 2004. The effective tax rate for the three months ended September 30, 2004 was 36.9% and (23.8%) for the three months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 was 36.5% and (22.2%) for the nine months ended September 30, 2003. The effective tax rate as of September 30, 2003 primarily resulted from a valuation allowance on deferred tax assets associated with interest expense on the related party pushdown debt from Numico. The Company believed that, as of September 30, 2003, it was unlikely that future taxable income would be sufficient to realize the tax assets associated with the interest expense on the related party pushdown debt from Numico. Thus, a valuation allowance was recorded. According to the Purchase Agreement, Numico has agreed to indemnify the Company for any subsequent tax liabilities arising from periods prior to the Acquisition.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to, breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5 “Accounting for Contingencies” and believes that it is are in compliance with that standard at September 30, 2004. The Company is currently of the opinion that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, and the indemnification provided by Numico under the Purchase Agreement, will not have a material adverse impact on its financial position, results of operations or liquidity.

     As part of the Purchase Agreement between the Company and Numico, Numico has agreed to indemnify the Company for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to the Company purchasing GNCI.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

NOTE 10. ACCRUED PAYROLL AND RELATED LIABILITIES

     Accrued payroll and related liabilities at each respective period consisted of the following:

	December 31,	September 30,
	2003	2004
		(unaudited)
	(in thousands)
Accrued payroll	$27,688	$10,245
Accrued taxes & benefits	5,589	4,286

Total	$33,277	$14,531

     In conjunction with the Acquisition, certain senior executive officers and other non-senior executive employees of the Company were granted change in control and retention payments. As of December 31, 2003, $9.2 million was accrued by the Company in connection with such change in control and retention expense, of which $8.5 million was paid in January 2004. The remainder of these payments accrued ratably over six months beginning December 5, 2003 and were paid in June 2004. For the nine months ended September 30, 2004, the Company paid $12.1 million in change in control and retention costs, which included the associated Company portion of FICA expense of $0.2 million. The Company was reimbursed for these payments by Numico, in accordance with the terms of the Purchase Agreement and, accordingly, these amounts were included in Accounts Receivable at December 31, 2003. These net costs are reflected in compensation and related benefits in the accompanying financial statements.

The following table summarizes the retention and severance activity for the nine months ended September 30, 2004:

	Change in Control/
	Retention	Severance	Total
	(in thousands)
Balance at December 31, 2003	$9,236	$2,198	$11,434
Severance accruals	—	481	481
Change in control accrual	2,911	—	2,911
Change in control/retention payments	(12,147)	—	(12,147)
Severance payments	—	(1,559)	(1,559)

Balance at September 30, 2004(unaudited)	$—	$1,120	$1,120

NOTE 11. SEGMENTS

     The following operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s business segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and Other Unallocated Costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”, which is included in the Company’s S-4 filing with the SEC.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

	Predecessor	Successor	Predecessor	Successor
	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2004	2003	2004
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenues:
Retail	$264,079	$235,054	$807,257	$776,050
Franchise	68,320	57,588	196,432	180,616
Manuf acturing/Wholesale:
Intersegment (A)	12,923	37,322	100,540	136,600
Third Party	30,177	30,499	82,064	86,758

Sub total Manufacturing/Wholesale	43,100	67,821	182,604	223,358
Sub total segment revenues	375,499	360,463	1,186,293	1,180,024
Intersegment elimination (A)	(12,923)	(37,322)	(100,540)	(136,600)

Total revenues	$362,576	$323,141	$1,085,753	$1,043,424

Operating income:
Retail	$23,314	$20,965	$66,128	$86,948
Franchise	16,062	16,084	50,854	49,691
Manuf acturing/Wholesale	6,711	10,099	20,449	28,152
Unallocated corporate and other costs:
Warehousing & distribution costs	(11,754)	(12,083)	(32,663)	(37,110)
Corporate costs	(14,753)	(11,650)	(46,043)	(38,876)
Impairment of goodwill and intangible assets	(709,367)	—	(709,367)	—
Legal settlement income	4,631	—	7,190	—

Sub total unallocated corporate and other costs	(731,243)	(23,733)	(780,883)	(75,986)

Total operating (loss) income	(685,156)	23,415	(643,452)	88,805

Interest expense, net	33,048	8,556	97,840	25,704

(Loss) income before income taxes	(718,204)	14,859	(741,292)	63,101
Income tax (benefit) expense	(170,774)	5,479	(164,281)	23,056

Net (loss) income	$(547,430)	$9,380	$(577,011)	$40,045

Depreciation & amortization:
Retail	$11,824	$5,728	$32,704	$16,577
Franchise	745	478	2,239	1,434
Manufacturing/Wholesale	3,440	2,132	10,306	6,711
Corporate / Other	145	1,222	2,316	3,265

Total depreciation & amortization	$16,154	$9,560	$47,565	$27,987

Capital expenditures:
Retail	$4,677	$5,820	$15,731	$12,755
Franchise	—	—	—	—
Manufacturing/Wholesale	931	1,432	3,105	3,774
Corporate / Other	2,703	448	4,751	1,336

Total capital expenditures	$8,311	$7,700	$23,587	$17,865

Geographic areas
Total revenues:
United States	$348,883	$308,414	$1,047,031	$996,861
Foreign	13,693	14,727	38,722	46,563

Total revenues	$362,576	$323,141	$1,085,753	$1,043,424

(A) Intersegment revenues are eliminated from consolidated revenue.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

NOTE 12. SUPPLEMENTAL UNAUDITED PRO FORMA INFORMATION

     The following unaudited pro forma information for the three and nine months ended September 30, 2003 assumes that the acquisition of the Company had occurred as of January 1, 2003. The Pro Forma adjustments relate to depreciation, amortization, interest, and management, transaction, and directors fees. The tax effects of the pro forma adjustments have been reflected at the Company’s blended federal and state income tax rate of 36.5%.

     The pro forma results are not necessarily indicative of the results that would have occurred had the Acquisition occurred at such date, and are not intended to provide a forecast of future expected results.

	As reported	Pro Forma	As reported	Pro Forma
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2003	2003	2003
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Revenue	$362,576	$362,576	$1,085,753	$1,085,753

Net income (loss)	$(547,430)	$(526,285)	$(577,011)	$(513,510)

NOTE 13. OTHER COMPREHENSIVE INCOME

     The accumulated balances of other comprehensive income and their related tax effects included as part of the consolidated financial statements are as follows:

		Net Other
	Before tax amount	Comprehensive Income
	Foreign	Foreign
	currency	currency
	translation	translation	Total
	(in thousands)
Balance at December 31, 2003	$302	$302	$302

Foreign currency translation adjustment	292	292	292

Balance at September 30, 2004 (unaudited)	$594	$594	$594

NOTE 14. SUPPLEMENTAL GUARANTOR INFORMATION

     As of September 30, 2004, the Company’s debt includes the senior credit facility and the 8 1/2% senior subordinated notes. The senior credit facility has been guaranteed by the Company’s parent, GNCH, and the Company’s domestic subsidiaries. The senior subordinated notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company, the guarantees are full and unconditional, and are joint and several.

     Following are condensed consolidated financial statements of the Company and the combined guarantor and non-guarantor subsidiaries for the three months ended September 30, 2004 and the nine months ended September 30, 2004. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Also following are condensed consolidated financial statements for GNCI for the three months and nine months ended September 30, 2003. Intercompany balances and transactions have been eliminated.

     For the three months and nine months ended September 30, 2004 and the year ended December 31, 2003, the Parent/Issuer company is the Company, (Successor). For the three months and nine months ended September 30, 2003, the Parent company is GNCI (Predecessor).

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED – CONTINUED)

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
September 30, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Current assets
Cash and cash equivalents	$—	$69,844	$2,540	$—	$72,384
Receivable, net	796	75,645	1,293	—	77,734
Intercompany receivables	22,704	17,801	—	(40,505)	—
Inventories, net	—	241,738	13,808	—	255,546
Other current assets	205	26,214	3,627	—	30,046

Total current assets	23,705	431,242	21,268	(40,505)	435,710
Property, plant and equipment, net	—	167,590	26,703	—	194,293
Investment in subsidiaries	781,960	5,906	—	(787,866)	—
Goodwill, net	—	86,872	915	—	87,787
Brands, net	—	209,000	3,000	—	212,000
Other assets	18,642	69,057	353	(8,780)	79,272

Total assets	$824,307	$969,667	$52,239	$(837,151)	$1,009,062

Current liabilities
Current liabilities	$9,220	$155,507	$7,302	$—	$172,029
Intercompany payable	—	22,703	17,802	(40,505)	—

Total current liabilities	9,220	178,210	25,104	(40,505)	172,029
Long-term debt	495,013	—	21,229	(8,780)	507,462
Other long-term liabilities	—	9,497	—	—	9,497

Total liabilities	504,233	187,707	46,333	(49,285)	688,988
Total stockholders’ equity (deficit)	320,074	781,960	5,906	(787,866)	320,074

Total liabilities and stockholder’s equity	$824,307	$969,667	$52,239	$(837,151)	$1,009,062

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2003	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Current assets
Cash and cash equivalents	$—	$30,642	$2,534	$—	$33,176
Receivable, net	12,711	74,066	1,207	—	87,984
Intercompany receivables	18,750	3,848	—	(22,598)	—
Inventories, net	—	242,367	13,633	—	256,000
Other current assets	—	40,544	2,882	—	43,426

Total current assets	31,461	391,467	20,256	(22,598)	420,586
Property, plant and equipment, net	—	173,483	27,797	—	201,280
Investment in subsidiaries	736,448	2,099	—	(738,547)	—
Goodwill, net	—	82,112	977	—	83,089
Brands, net	—	209,000	3,000	—	212,000
Other assets	19,796	90,563	333	(8,780)	101,912

Total assets	$787,705	$948,724	$52,363	$(769,925)	$1,018,867

Current liabilities
Current liabilities	$12,399	$202,480	$5,662	$—	$220,541
Intercompany payable	—	—	22,598	(22,598)	—

Total current liabilities	12,399	202,480	28,260	(22,598)	220,541
Long-term debt	497,150	—	22,004	(8,780)	510,374
Other long-term liabilities	—	9,796	—	—	9,796

Total liabilities	509,549	212,276	50,264	(31,378)	740,711
Total stockholders’ equity (deficit)	278,156	736,448	2,099	(738,547)	278,156

Total liabilities and stockholder’s equity (deficit)	$787,705	$948,724	$52,363	$(769,925)	$1,018,867

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$308,195	$17,327	$(2,381)	$323,141
Cost of sales, including costs of warehousing, distribution and occupancy	—	206,855	12,344	(2,381)	216,818

Gross profit	—	101,340	4,983	—	106,323
Compensation and related benefits	—	51,157	2,877	—	54,034
Advertising and promotion	—	9,972	70	—	10,042
Other selling, general and administrative	438	18,032	662	—	19,132
Subsidiary (income) expense	(9,657)	(1,190)	—	10,847	—
Other income	—	(58)	(242)	—	(300)

Operating income (loss)	9,219	23,427	1,616	(10,847)	23,415
Interest expense, net	—	8,159	397	—	8,556

Income (loss) before income taxes	9,219	15,268	1,219	(10,847)	14,859
Income tax (benefit) expense	(161)	5,611	29	—	5,479

Net income (loss)	$9,380	$9,657	$1,190	$(10,847)	$9,380

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$995,711	$54,935	$(7,222)	$1,043,424
Cost of sales, including costs of warehousing, distribution and occupancy	—	658,266	39,497	(7,222)	690,541

Gross profit	—	337,445	15,438	—	352,883
Compensation and related benefits	—	164,075	8,884	—	172,959
Advertising and promotion	—	35,030	222	—	35,252
Other selling, general and administrative	1,297	52,990	1,462	—	55,749
Subsidiary (income) expense	(40,868)	(3,514)	—	44,382	—
Other expense	—	7	111	—	118

Operating income (loss)	39,571	88,857	4,759	(44,382)	88,805
Interest expense, net	—	24,517	1,187	—	25,704

Income (loss) before income taxes	39,571	64,340	3,572	(44,382)	63,101
Income tax (benefit) expense	(474)	23,472	58	—	23,056

Net income (loss)	$40,045	$40,868	$3,514	$(44,382)	$40,045

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Three months ended September 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$347,962	$16,502	$(1,888)	$362,576
Cost of sales, including costs of warehousing, distribution and occupancy	—	243,838	12,429	(1,888)	254,379

Gross profit	—	104,124	4,073	—	108,197
Compensation and related benefits	—	59,672	2,677	—	62,349
Advertising and promotion	—	9,070	45	—	9,115
Other selling, general and administrative	—	17,394	14	—	17,408
Other expense (income)	—	(4,559)	(327)	—	(4,886)
Impairment of intangible assets	—	692,314	17,053	—	709,367
Subsidiary loss (income)	547,430	15,958	—	(563,388)	—

Operating (loss) income	(547,430)	(685,725)	(15,389)	563,388	(685,156)
Interest expense, net	—	32,479	569	—	33,048

(Loss) income before income taxes	(547,430)	(718,204)	(15,958)	563,388	(718,204)
Income tax benefit	—	(170,774)	—	—	(170,774)

Net (loss) income	$(547,430)	$(547,430)	$(15,958)	$563,388	$(547,430)

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Nine months ended September 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$1,045,235	$47,262	$(6,744)	$1,085,753
Cost of sales, including costs of warehousing, distribution and occupancy	—	728,976	35,909	(6,744)	758,141

Gross profit	—	316,259	11,353	—	327,612
Compensation and related benefits	—	174,068	7,933	—	182,001
Advertising and promotion	—	30,840	118	—	30,958
Other selling, general and administrative	—	58,279	126	—	58,405
Other expense (income)	—	(5,743)	(3,924)	—	(9,667)
Impairment of intangible assets	—	692,314	17,053	—	709,367
Subsidiary loss (income)	577,011	11,769	—	(588,780)	—

Operating (loss) income	(577,011)	(645,268)	(9,953)	588,780	(643,452)
Interest expense, net	—	96,024	1,816	—	97,840

(Loss) income before income taxes	(577,011)	(741,292)	(11,769)	588,780	(741,292)
Income tax benefit	—	(164,281)	—	—	(164,281)

Net (loss) income	$(577,011)	$(577,011)	$(11,769)	$588,780	$(577,011)

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2004	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
Net cash (used in) provided by operating activities	$(3,356)	$62,765	$1,123	$60,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(17,259)	(606)	(17,865)
Purchase transaction fees	(7,710)	—	—	(7,710)
Payments for purchase price adjustments	(5,899)	—	—	(5,899)
Proceeds from purchase price adjustments	15,711	—	—	15,711
Investment/distribution	2,137	(2,137)	—	—
Other investing	—	(354)	—	(354)

Net cash provided by (used in) investing activities	4,239	(19,750)	(606)	(16,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	1,581	—	—	1,581
Other financing	(2,464)	(3,813)	(729)	(7,006)

Net cash used in financing activities	(883)	(3,813)	(729)	(5,425)
Effect of exchange rate on cash	—	—	218	218

Net increase in cash and cash equivalents	—	39,202	6	39,208
Cash and cash equivalents at beginning of period	—	30,642	2,534	33,176

Cash and cash equivalents at end of period	$—	$69,844	$2,540	$72,384

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Supplemental Condensed Consolidating Balance Sheets

		Combined
Predecessor		Guarantor	Non-Guarantor
Nine months ended September 30, 2003	Parent	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
Net cash from operating	$—	$97,720	$11,906	$109,626
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(22,689)	(898)	(23,587)
Investment/distribution	75,000	(75,000)	—	—
Other investing	—	1,729	5	1,734

Net cash used in investing activities	75,000	(95,960)	(893)	(21,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt — related party	(75,000)	—	—	(75,000)
Other financing	—	(585)	(658)	(1,243)

Net cash used in financing activities	(75,000)	(585)	(658)	(76,243)
Effect of exchange rate on cash	—	—	(335)	(335)

Net increase in cash and cash equivalents	—	1,175	10,020	11,195
Cash and cash equivalents at beginning of period	—	27,327	11,438	38,765

Cash and cash equivalents at end of period	$—	$28,502	$21,458	$49,960

NOTE 15. RELATED PARTY TRANSACTIONS

     Successor

          During the normal course of operations, for the nine months ended September 30, 2004 the Company entered into transactions with entities that were under common ownership and control with GNCH and Apollo. In accordance with SFAS No. 57, “Related Party Disclosures”, the nature of these transactions is described in the following footnotes.

          Management Service Fees. As of December 5, 2003 the Company entered into a management services agreement with Apollo. The agreement provides that Apollo furnish certain investment banking, management, consulting, financial planning, and financial advisory services on an ongoing basis and for any significant financial transactions that may be undertaken in the future. The length of the agreement is ten years. There is an annual general services fee of $1.5 million which is payable in monthly installments. As of September 30, 2004 payments of $1.1 million were made to Apollo. There are also major transaction services fees for services that Apollo may provide which would be based on customary fees of like kind. The Purchase Agreement also contained a structuring and transaction services fee related to the Acquisition. This fee amounted to $7.5 million, was accrued for at December 31, 2003, and subsequently paid in January, 2004.

          Cost of Sales. At February 4, 2004, the Company, through its manufacturing subsidiary, entered into an agreement with Nalco, an Apollo-owned company, for water treatment programs at its South Carolina manufacturing facility. The agreement allows for water treatment to occur at the facility for a one year period, at a total cost of twelve thousand dollars to be billed in equal monthly installments beginning in February, 2004.

     Predecessor:

          During the normal course of operations, for the nine months ended September 30, 2003, GNCI entered into transactions with entities that were under common ownership and control of Numico. In accordance with SFAS No. 57, “Related Party Disclosures”, the nature of these material transactions is described below. During 2003, Rexall and Unicity ceased to be related parties as their operations were sold by Numico. Transactions recorded with these companies prior to their sale dates are included in related party transactions.

     Sales. GNCI recorded net sales of $19.4 million to Numico affiliated companies for the nine months ended September 30, 2003. These amounts were included in the Manufacturing/Wholesale segment of the business.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

          Cost of Sales. Included in cost of sales were purchases from Numico affiliated companies of $120.3 million for the nine months ended September 30, 2003. A significant portion of these purchases related to raw material and packaging material purchases from Nutraco S.A., a purchasing subsidiary of Numico. Included in the above totals were additional purchases from another related party in the amount of $28.8 million for the nine months ended September 30, 2003.

          Transportation Revenue. GNCI operated a fleet of distribution vehicles that serviced delivery of product to company-owned and franchise locations. GNCI also delivered product for a related party. GNCI recorded amounts associated with these transportation services for the nine months ended September 30, 2003, of $1.4 million.

          Research and Development. In accordance with the previous Research Activities Agreement with Numico, also included in selling, general and administrative expenses for the nine months ended September 30, 2003, were costs related to research and development charged by Numico. The agreement provided that Numico conduct research and development activities including but not limited to: ongoing program of scientific and medical research, support and advice on strategic research objectives, design and develop new products, organize and manage clinical trials, updates on the latest technological and scientific developments, and updates on regulatory issues. These charges totaled $4.2 million for the nine months ended September 30, 2003.

          Insurance. In order to reduce costs and mitigate duplicate insurance coverage, GNCI’s ultimate parent, Numico, purchased certain global insurance policies covering several types of insurance. GNCI received charges for their portion of these costs. These charges totaled $2.4 million for the nine months ended September 30, 2003.

          Shared Service Personnel Costs. GNCI provided certain risk management, tax and internal audit services to other affiliates of Numico. The payroll and benefit costs associated with these services were reflected on GNCI’s financial statements and were not allocated to any affiliates. Total costs related to shared services absorbed by GNCI was $0.9 million for the nine months ended September 30, 2003. GNCI also incurred costs related to management services provided for the benefit of all U.S. affiliates. These costs totaled $1.1 million for the nine months ended September 30, 2003. GNCI received certain management services related to the affiliation between GNCI and its U.S. parent, Nutricia and its ultimate parent, Numico. These services were not significant to GNCI’s operations for the nine months ended September 30, 2003.

NOTE 16. STOCK-BASED COMPENSATION PLANS

Stock Options

          On December 5, 2003 the Board of Directors of the Company (the “Board”) approved and adopted the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees as determined by the Board. The total number of shares of common stock reserved and available for the Plan is 4.0 million shares. The stock options carry a four year vesting schedule and expire after seven years from date of grant. As of September 30, 2004 the number of stock options outstanding at fair value is 2.6 million. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of September 30, 2004. The weighted average fair value of options granted under the Plan is $2.40 per share.

          The following table outlines the total stock options granted:

		Weighted
		Average
	Total	Exercise
	Options	Price
Outstanding at December 31, 2002	—	$—
Granted effective December 5, 2003	2,604,974	6.00

Outstanding at December 31, 2003	2,604,974	6.00
Granted July 23, 2004	62,020	6.00
Forfeited 2004	(35,440)

Outstanding at September 30, 2004	2,631,554	$6.00

          The Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to measure compensation expense using the intrinsic value method for accounting for stock-based compensation as outlined by APB No. 25. In accordance with SFAS No. 148, pro forma information regarding net income is required to be disclosed as if the Company had accounted for its employee stock options using the fair value method of SFAS No. 123. Refer to the Summary of Significant Accounting Policies for this disclosure. There were 325,000 options vested under the Plan at September 30, 2004.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

          Fair value information for the Plan was estimated using the Black-Scholes option-pricing model based on the following assumptions for the options granted in 2003:

	2003	2004
Dividend yield	0.00%	0.00%
Expected option life	5 years	5 years
Volatility factor percentage of market price	40.00%	40.00%
Discount rate	3.27%	3.38%

          Because the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand General Nutrition Centers, Inc. (“Centers”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

          The discussion in this section contains forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” included in our registration statement on Form S-4, filed with the Securities and Exchange Commission (the “SEC”) for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein.

          On December 5, 2003, we acquired 100% of the outstanding equity interests of General Nutrition Companies, Inc. (“GNCI”) from Numico USA, Inc. (together with its parent company, Koninklijke (Royal) Numico N.V., “Numico”), for an aggregate purchase price of $747.4 million, consisting of $733.2 million in cash payable and the assumption of $14.2 million of mortgage indebtedness. Subsequent to the Acquisition in 2004, the Company received a cash payment of $15.7 million from Numico related to a working capital contingent purchase price adjustment. This adjustment was recorded as a contingent purchase price receivable as of December 31, 2003. Also in 2004, the Company remitted a payment to Numico of $5.9 million related to a tax purchase price adjustment. Simultaneously with the closing of the Acquisition, we entered into a new senior credit facility with a syndicate of lenders, consisting of a $285.0 million term loan facility and a $75.0 million revolving credit facility. We borrowed the full amount of the term loan facility to fund a portion of the Acquisition purchase price, but made no borrowings under the revolving credit facility. Our obligations under the senior credit facility have been guaranteed by our parent. We also issued $215.0 million of 8 1/2 % senior subordinated notes to fund a portion of the Acquisition purchase price. In addition, GNC Investors, LLC (our “Equity Sponsor”), certain of our directors, members of our management and other employees made an equity contribution of $277.5 million in exchange for 29,566,666 shares of our parent’s common stock and, in the case of our Equity Sponsor, 100,000 shares of our parent’s 12% Series A Exchangeable Preferred Stock, (“Series A Preferred”). Our parent contributed the full amount of the equity contribution to us to fund a portion of the Acquisition. Our Equity Sponsor subsequently resold all of our parent’s Series A Preferred to other institutional investors.

Business

          We are the largest global specialty retailer of nutritional supplements, which include sports nutrition products, diet products, VMHS (vitamins, minerals and herbal supplements) and specialty supplements. We derive our revenues principally from product sales through our company-owned stores, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of approximately 5,700 locations operating under the GNC brand name.

Revenues from Business Segments

     Revenues are derived from our three business segments, Retail, Franchise, and Manufacturing/Wholesale, primarily as follows:

•	Retail revenues are generated by sales to consumers at our company-owned stores.

•	Franchise revenues are generated primarily from:

(1)	Product sales to our franchisees;

(2)	Royalties on franchise retail sales; and

(3)	Franchise fees, which are charged for initial franchise awards, renewals and transfers of franchises.

•	Manufacturing/Wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary third-party products to Rite Aid and drugstore.com.

Trends and Other Factors Affecting our Business

          Our performance is affected by trends that affect the nutritional supplement industry generally. Current trends affecting our business include the aging population, rising healthcare costs, increasing focus on fitness and increasing incidence of obesity. Changes in these trends and other factors, which we may not foresee, may also impact our business. Our business allows us to respond to changing customer preferences and drive revenues by emphasizing new product development, introducing targeted third-party products, and adjusting our product mix. Some of the trends that have impacted our business include the following:

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

•	Historically, our primary product sales have been in the sports nutrition and VMHS categories. Sales of sports nutrition products have been driven largely by the increasing focus on fitness and the introduction of new products. Sales of VMHS products have been driven largely by the aging population and rising healthcare costs. Within this category, herbal supplement sales tend to be more significantly impacted by publicity and changes in consumer trends.

•	Sales of diet products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. In 1999, our diet category began to grow more rapidly with the introduction of ephedra products, which reached a high point in 2001 and began to decline in the second half of 2002. Although we instructed our locations to cease sales of ephedra beginning in early 2003, our introduction of low carbohydrate and other ephedra substitute products in 2003 partially offset these declines in the first half of 2003, and resulted in increased sales in the diet product category in the second half of 2003. However, for the first nine months of 2004, we experienced a sharp decline in sales in our diet category, we believe in large part because the availability of low carbohydrate products has expanded in the marketplace. Even though we have launched new diet products in 2004, we expect sales in the diet category will remain below our prior year levels throughout 2004 and into the first quarter of 2005.

•	When diets featuring products low in carbohydrates (“low carb”) became popular in the first quarter of 2003, we purchased most of the available inventory of specialty low carb products, primarily snacks and bars, and became a destination for many new customers. As the popularity of low carb diet programs increased, manufacturers increased their production levels and product offerings and food manufacturers followed the low carb dieting trend by offering low carb diet products, including staple foods such as pastas, ketchup and sauces. These products became widely distributed into the food, drug and mass channels of distribution, which led to lower levels of sales of low carb specialty products in our stores starting in the latter half of the first quarter of 2004. Additionally, programs based on a low carb dietary approach typically do not require diet supplements as a component of the program. As a larger percentage of the dieting population pursued a low carb program, sales of our diet supplements declined.

Critical Accounting Policies

 You should review the significant accounting policies that are described in the notes to our consolidated financial statements under the heading “Summary of Significant Accounting Policies” included in our registration statement on Form S-4, filed with the SEC. On a regular basis, management reviews its policies and any estimates. Utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions, those estimates are adjusted accordingly, if deemed appropriate. There have been no material changes in our accounting policies or use of estimates and assumptions. The accompanying unaudited consolidated financial statements and results of operations should be read in conjunction with our audited consolidated financial statements for the period ended December 31, 2003, which are included in our S-4 filing with the SEC.

Results of Operations

          The information presented below for the three and nine months ended September 30, 2004 and 2003 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of our financial position and operating results for such periods and as of such dates have been included.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

(Dollars in millions and percentages expressed as a percentage of net revenues)

	Predecessor		Successor		Predecessor		Successor
	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
Revenues:
Retail	$264.1	72.9%	$235.0	72.8%	$807.3	74.3%	$776.0	74.4%
Franchise	68.3	18.8%	57.6	17.8%	196.4	18.1%	180.6	17.3%
Manufacturing / Wholesale	30.2	8.3%	30.5	9.4%	82.1	7.6%	86.8	8.3%

Total net revenues	362.6	100.0%	323.1	100.0%	1,085.8	100.0%	1,043.4	100.0%
Operating expenses:
Cost of sales, including costs of warehousing, distribution and occupancy	254.4	70.3%	216.8	67.1%	758.2	69.8%	690.5	66.1%
Compensation and related benefits	62.3	17.2%	54.0	16.7%	182.0	16.8%	173.0	16.6%
Advertising and promotion	9.2	2.5%	10.0	3.1%	31.0	2.9%	35.3	3.4%
Other selling, general and administrative expenses	14.5	4.0%	18.1	5.6%	51.8	4.8%	52.7	5.1%
Amortization expense	2.9	0.8%	1.0	0.3%	6.6	0.6%	3.0	0.3%
Income from legal settlement	(4.6)	-1.3%	—	0.0%	(7.2)	-0.7%	—	0.0%
Foreign currency translation (gain) loss	(0.3)	-0.1%	(0.3)	-0.1%	(2.5)	-0.2%	0.1	0.0%
Impairment of goodwill and intangible assets	709.4	195.6%	—	0.0%	709.4	65.3%	—	0.0%

Total operating expenses	1,047.8	289.0%	299.6	92.7%	1,729.3	159.3%	954.6	91.5%
Operating Income
Retail	23.3	6.5%	20.9	6.4%	66.2	6.0%	86.9	8.3%
Franchise	16.1	4.4%	16.1	5.0%	50.8	4.7%	49.7	4.8%
Manufacturing / Wholesale	6.7	1.8%	10.2	3.2%	20.4	1.9%	28.2	2.7%
Unallocated corporate and other costs:
Warehousing & distribution costs	(11.8)	-3.3%	(12.1)	-3.7%	(32.7)	-3.0%	(37.1)	-3.6%
Corporate Overhead costs	(14.7)	-4.1%	(11.6)	-3.6%	(46.0)	-4.2%	(38.9)	-3.7%
Income from legal settlement	4.6	1.3%	—	0.0%	7.2	0.7%	—	0.0%
Impairment of goodwill and intangible assets	(709.4)	-195.6%	—	0.0%	(709.4)	-65.4%	—	0.0%

Sub total unallocated corporate and other costs	(731.3)	-201.7%	(23.7)	-7.3%	(780.9)	-71.9%	(76.0)	-7.3%

Total operating income	(685.2)	-189.0%	23.5	7.3%	(643.5)	-59.3%	88.8	8.5%
Interest expense, net	33.0		8.5		97.8		25.7

(Loss) income before income taxes	(718.2)		15.0		(741.3)		63.1
Income tax expense (benefit)	(170.8)		5.6		(164.3)		23.1

Net (loss) income	(547.4)		9.4		(577.0)		40.0
Other comprehensive income (loss)	(0.1)		0.8		1.0		0.3

Comprehensive (loss) income	$(547.5)		$10.2		$(576.0)		$40.3

          Note: All calculations related to the Results of Operation throughout the “three month” and “nine months” year over year comparisons below, were calculated based on the numbers in the above table, that have been rounded to millions.

          As discussed in the segments footnote to the financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as distribution and transportation costs, corporate overhead, impairments, and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

Comparison of Three Months Ended September 30, 2004 and September 30, 2003

     Revenues

          Consolidated. Our consolidated net revenues decreased $39.5 million, or 10.9%, to $323.1 million for the three months ended September 30, 2004 compared to $362.6 million for the same period in 2003. The decrease was the result of decreases in our Retail and Franchise segments, offset by a slight increase in our Manufacturing/ Wholesale segment.

          Retail. Revenues in our Retail segment decreased $29.1 million, or 11.0%, to $235.0 million for the three months ended September 30, 2004 compared to $264.1 million for the same period in 2003. The revenue decrease is attributable to: (1) a sharp decline in sales in our diet category, and to a lesser extent, our sports nutrition category, and (2) a decrease in the number of stores operating in comparison with last year. The diet category experienced a drop in sales from 2003 due to a decrease in sales of products low in carbohydrates (''low carb’’) and a decrease in the sale of other diet supplements. The sports nutrition category decrease is primarily due to a drop in the sales of meal replacement bars. We believe that these decreases are largely a result of low-carb and meal replacement bar products having become more readily available in the marketplace since the prior year period. Additionally, retail sales declined as a result of operating 2,759 corporate stores as of September 2003 versus 2,632 as of September 2004. Comparable store sales in company owned domestic stores declined 10.7% for the three months ended September 30, 2004 compared with the same period in 2003. Comparable store sales in company owned Canadian stores declined 1.3% for the three months ended September 30, 2004 compared with the same period in 2003.

          Franchise. Revenues in our Franchise segment decreased $10.7 million, or 15.7%, to $57.6 million for the three months ended September 30, 2004 compared to $68.3 million for the same period in 2003. Decreases in net wholesale product sales, which was the result of lower retail sales at our franchise stores, accounted for $9.6 million of the decrease. Decreases in sales of company-owned stores to franchisees (“conversions”) accounted for $0.8 million of the decrease and the remaining decrease in revenue of $0.3 million occurred in other revenue areas. For the three months ended September 30, 2004 comparable store sales in franchise domestic stores declined 9.3% when compared with the same period in 2003.

          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment increased $0.3 million, or 1.0%, to $30.5 million for the three months ended September 30, 2004 compared to $30.2 million for the same period in 2003. This increase was the result of an increase in sales at our Australia manufacturing facility offset by a slight decrease in sales to third-party customers from our South Carolina plant.

     Cost of Sales

          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, decreased $37.6 million, or 14.8%, to $216.8 million for the three months ended September 30, 2004 compared to $254.4 million for the same period in 2003. Consolidated cost of sales, as a percentage of net revenue, was 67.1% for the three months ended September 30, 2004, compared to 70.3% for the same period in 2003.

          Consolidated product costs decreased $31.3 million, or 16.6%, to $157.8 million for the three months ended September 30, 2004 compared to $189.1 million for the same period in 2003. Consolidated product costs as a percentage of net revenue dropped to 43.6% for the three months ended September 30, 2004 from 45.8% for the same period in 2003. This decrease was a result of improved margins in the Retail segment as a result of increased sales of higher margin GNC proprietary products and decreased sales of lower margin third-party products.

          Consolidated warehousing and distribution costs remained flat at $12.3 million for the three months ended September 30, 2004 and 2003. For the three months ended September 30, 2004, we experienced a decline in income from providing freight deliveries to third parties of $1.7 million. The majority of this decline occurred as a result of the sale of a former affiliate, Rexall, by Numico in July, 2003. This drop in income was offset by decreases in wage related expenses of $0.9 million, and operating expenses of $0.8 million, which was a result of a reduction in staffing and the trucking fleet to meet our new transportation requirements.

          Consolidated occupancy costs decreased $6.3 million, or 11.9%, to $46.7 million for the three months ended September 30, 2004 compared to $53.0 million for the same period in 2003. This decrease was primarily due to a reduction in depreciation expense of $5.1 million as a result of the revaluation of our assets due to purchase accounting relating to the Acquisition. Reductions in base rental expense as a result of fewer stores operating and more favorable lease terms, accounted for another $0.9 million of the decrease. The remaining $0.3 million decrease was spread across multiple lease related accounts.

     Selling, General and Administrative Expenses

          Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, decreased $5.8 million, or 6.5%, to $83.1 million, for the three months ended September 30, 2004, compared to $88.9 million for the same period in 2003. Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, were 25.7% of net revenues during the three months ended September 30, 2004 compared to 24.5% for the same period in 2003.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

          Consolidated compensation and related benefits decreased $8.3 million, or 13.3%, to $54.0 million for the three months ended September 30, 2004 compared to $62.3 million for the same period in 2003. The primary reasons for the reduction are: (1) a reduction in incentives and store commissions costs of $4.5 million, (2) a reduction in stock based compensation of $3.0 million, (3) a reduction in health care costs of $0.5 million, and (4) other decreases of $0.3 million.

          Consolidated advertising and promotion expenses increased $0.8 million, or 8.7%, to $10.0 million for the three months ended September 30, 2004 compared to $9.2 million for the same period in 2003. We incurred additional advertising costs of $0.6 million for the three months ended September 30, 2004 related to an in store signage reset program in our stores. The remaining $0.2 million increase was the result of additional general marketing expenses in 2004.

          Consolidated other selling, general and administrative expenses, including amortization expense, increased $1.7 million, or 9.8%, to $19.1 million for the three months ended September 30, 2004 compared to $17.4 million for the same period in 2003. The increase was primarily a result of increases of $1.8 million in insurance costs and $2.5 million in professional fees, of which $0.3 million was related to preparation for the implementation of Sarbanes-Oxley requirements. These were offset by decreases of: (1) $0.5 million in research and development costs, (2) $0.4 million in credit card expenses, (3) $0.2 million in franchise convention expenses, (4) $0.9 million of amortization expense, and (5) $0.6 million in other operating accounts.

     Income from Legal Settlements

          For the three months ended September 30, 2003, we received $4.6 million in non-recurring legal settlement proceeds related to raw material pricing litigation. We received no proceeds from legal settlements for the three months ended September 30, 2004.

     Foreign Currency Loss (Gain)

          Consolidated foreign currency gain was unchanged at $0.3 million for the three months ended September 30, 2004 and the three months ended September 30, 2003, as a result of translating our Canadian and Australian subsidiary results of operations into U.S. currency.

     Impairment of Goodwill and Intangible Assets

          In October, 2003, Numico entered into an agreement to sell GNCI for a purchase price that indicated a potential impairment of our long-lived assets. Accordingly, management initiated an evaluation of the carrying value of goodwill and indefinite-lived intangible assets as of September 30, 2003. As a result of this evaluation, an impairment charge of $709.4 million (pre-tax) was recorded for goodwill and other indefinite-lived intangibles in accordance with SFAS No. 142.

     Operating Income (Loss)

          Consolidated. As a result of the foregoing, operating income increased $708.7 million, or 103.4%, to $23.5 million for the three months ended September 30, 2004 compared to a $685.2 million operating loss for the same period in 2003. For the three months ended September 30, 2003, we recognized a $709.4 million impairment charge relating to the write down of our goodwill and intangible assets, with no impairment charges recognized in 2004. Operating income as a percentage of net revenues was 7.3% for the three months ended September 30, 2004 compared to 189.0% operating loss for the same period in 2003.

          Retail. Operating income decreased $2.4 million, or 10.3%, to $20.9 million for the three months ended September 30, 2004 compared to $23.3 million for the same period in 2003. The decrease was a result of reduced sales volume, offset by increased sales of higher margin VMHS products, reduced sales of lower margin diet and sports nutrition products, decreased depreciation expense and decreased rental costs due to operating fewer stores.

          Franchise. Operating income was unchanged at $16.1 million for the three months ended September 30, 2004 and 2003. Although sales decreased, operating income remained unchanged due to the timing of recognition of profits from sales of products from our annual franchise convention and improved margin on our wholesale sales. For the nine months ended September 30, 2004 comparable store sales in franchise domestic stores declined 2.2% when compared with the same period in 2003.

          Manufacturing/Wholesale. Operating income increased $3.5 million, or 52.2%, to $10.2 million for the three months ended September 30, 2004 compared to $6.7 million for the same period in 2003. This increase was primarily the result of improved margins on our wholesale sales and decreased depreciation expense at our manufacturing facilities.

          Warehousing & Distribution Costs. Unallocated warehousing and distribution costs increased $0.3 million, or 2.5%, to $12.1 million for the three months ended September 30, 2004 compared to $11.8 million for the same period in 2003. A decline in revenue from providing trucking services to third parties was offset by reduced wages and operating expense.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

          Corporate Costs. Operating expenses decreased $3.1 million, or 21.1%, to $11.6 million for the three months ended September 30, 2004 compared to $14.7 million for the same period in 2003. The primary reasons for the decrease were: (1) a reduction in incentive compensation expense of $2.9 million, (2) reduced stock based compensation of $3.0 million, (3) a reduction in health care costs of $0.8 million, and (4) research and development costs of $0.5 million, partially offset by increases in: (1) insurance costs of $1.8 million, (2) professional fees of $1.2 million, and (3) other operating accounts of $1.1 million.

          Income from Legal Settlement. Income from legal settlements decreased by $4.6 million for the three months ended September 30, 2004, compared to the same period in 2003. We received $4.6 million in non-recurring legal settlement proceeds related to raw material pricing litigation in the three months ended September 30, 2003.

          Impairment of Goodwill and Intangible Assets. Expense from the impairment of goodwill and other intangible assets decreased by $709.4 million for the three months ended September 30, 2004, compared to the same period in 2003. In October, 2003, Numico entered into an agreement to sell GNCI for a purchase price that indicated a potential impairment of our long-lived assets. Accordingly, management initiated an evaluation of the carrying value of goodwill and indefinite-lived intangible assets as of September 30, 2003. As a result of this evaluation, an impairment charge of $709.4 million (pre-tax) was recorded for goodwill and other indefinite-lived intangibles in accordance with SFAS No. 142.

     Interest Expense

          Interest expense decreased $24.5 million, or 74.2%, to $8.5 million for the three months ended September 30, 2004 compared to $33.0 million for the same period in 2003. This decrease was primarily attributable to the new debt structure after the Acquisition The new debt structure consists of: (1) a $285.0 million term loan, with interest payable at an average rate of 4.65% for the three months ended September 30, 2004, (2) $215.0 million in senior subordinated notes with interest payable at 8 1/2%, and (3) a $75.0 million revolving loan facility with interest expense payable at an average rate of 0.80% for the three months ended September 30, 2004, consisting of commitment fees and letter of credit fees, of which $8.2 million was used for letters of credit at September 30, 2004. Our new debt structure replaces our previous debt structure, which included intercompany debt of $1.8 billion, which was payable to Numico at an annual interest rate of 7.5%.

     Income Tax Expense (Benefit)

          We recognized $5.6 million of consolidated income tax expense during the three months ended September 30, 2004 compared to a $170.8 million income tax benefit for the same period of 2003. The increased tax expense for the three months ended September 30, 2004 was a result of a decrease in gross profit of $1.9 million, offset by a decrease in operating expenses of $1.2 million, a decrease in impairment of goodwill and intangible assets of $709.4 million, and a decrease of $24.5 million in interest expense. The effective tax rate for the three months ended September 30, 2004 was 36.9%, compared to an effective tax rate of (23.8%) for the three months ended September 30, 2003, which was primarily the result of a valuation allowance on deferred tax assets associated with interest expense on the related party push down debt from Numico. We believed that as of September 30, 2003, it was unlikely that future taxable income would be sufficient to realize the tax assets associated with the interest expense on the related party push down debt from Numico. Thus, a valuation allowance was recorded. According to the Purchase Agreement, Numico has agreed to indemnify the Company for any subsequent tax liabilities arising from periods prior to the Acquisition.

     Net Income (Loss)

          As a result of the foregoing, consolidated net income increased $556.8 million, or 101.7%, to $9.4 million for the three months ended September 30, 2004 compared to a loss of $547.4 million for the same period in 2003. For the three months ended September 30, 2003, we recognized a $709.4 million impairment charge relating to the write down of our goodwill and intangible assets, with no impairment in 2004. Although revenues decreased, these decreases were offset by improved margins, operating cost reductions, and a significant decrease in interest expense.

     Other Comprehensive Income (Loss)

          We recognized $0.8 million of foreign currency gain for the three months ended September 30, 2004 and recognized a $0.1 million foreign currency loss for the three months ended September 30, 2003. The amounts recognized in each period resulted from foreign currency adjustments related to the investment in and receivables due from Canadian and Australian subsidiaries.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

Comparison of Nine months ended September 30, 2004 and September 30, 2003

     Revenues

          Consolidated. Our consolidated net revenues decreased $42.4 million, or 3.9%, to $1,043.4 million for the nine months ended September 30, 2004 compared to $1,085.8 million for the same period in 2003. The decrease was the result of decreases in our Retail and Franchise segments, offset by slight increases in our Manufacturing/ Wholesale segment.

          Retail. Revenues in our Retail segment decreased $31.3 million, or 3.9%, to $776.0 million for the nine months ended September 30, 2004 compared to $807.3 million for the same period in 2003. The revenue decrease occurred primarily in our diet category, and to a lesser extent, the sports nutrition category. The diet category experienced a sharp drop in sales from 2003 primarily due to the discontinuation of sales of products containing ephedra and a decrease in sales of low carb products. Sales from ephedra products were $35.3 million for the nine months ended September 30, 2003. This decrease was offset partially by sales in the first quarter of 2004 of low carb products and diet products intended to replace the ephedra products. However, beginning in the second quarter of 2004 and continuing in the third quarter of 2004, sales of low carb products decreased significantly from the prior year periods. Beginning in the second quarter of 2004, and especially in the third quarter of 2004, the sports nutrition category saw a decrease in sales of meal replacement bars (“bars”). We believe that these decreases are largely a result of low carb products and bars having become more readily available in the marketplace since the prior year period. Additionally, overall retail sales declined as a result of operating 2,759 corporate stores as of September 2003 versus 2,632 as of September 2004. Comparable store sales in company owned domestic stores declined 2.4% for the nine months ended September 30, 2004 compared with the same period in 2003. Comparable store sales in company owned Canadian stores improved 7.6% for the nine months ended September 30, 2004 compared with the same period in 2003.

          Franchise. Revenues in our Franchise segment decreased $15.8 million, or 8.0%, to $180.6 million for the nine months ended September 30, 2004, compared to $196.4 million for the same period in 2003. These decreases were the result of: (1) a decline in sales of company-owned stores to franchisees (“conversions”) of $9.0 million, as there were nine such sales in 2004 compared with 59 in 2003, (2) a decrease in wholesale product sales to franchisees of $5.9 million, which was the result of lower retail sales at our franchise stores, and (3) a decrease in franchise fee revenue of $1.2 million. These decreases were offset by an increase in other revenue areas of $0.3 million.

          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment increased $4.7 million, or 5.7%, to $86.8 million for the nine months ended September 30, 2004 compared to $82.1 million for the same period in 2003. This increase was the result of increases in: (1) third party sales at our Australian manufacturing facility of $2.4 million, (2) sales to Rite Aid of $1.6 million, (3) sales to drugstore.com of $1.1 million, offset by a decrease in third party sales from our South Carolina manufacturing facility of $0.4 million.

     Cost of Sales

          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, decreased $67.7 million, or 8.9%, to $690.5 million for the first nine months of 2004 compared to $758.2 million for the same period in 2003. Consolidated costs of sales, as a percentage of net revenue, was 66.1% for the nine months ended September 30, 2004, compared to 69.8% for the same period in 2003.

          Consolidated product costs decreased $53.3 million, or 9.4%, to $511.3 million for the nine months ended September 30, 2004 compared to $564.6 million for the same period in 2003. Consolidated product costs as a percentage of net revenue dropped to 49.0% for the nine months ended September 30, 2004 from 52.0% for the same period in 2003. This decrease was a result of the following: (1) improved margins in the Retail segment as a result of increased sales of higher margin GNC proprietary products and decreased sales of lower margin third-party products, (2) improved management of inventory which resulted in lower product costs and fewer inventory losses due to expired product, and (3) improved efficiencies in our South Carolina manufacturing facility. Included in product costs in 2004 is $1.3 million of expense as a result of adjustments due to increased inventory valuation related to the Acquisition.

          Consolidated warehousing and distribution costs increased $4.1 million, or 12.0%, to $38.2 million for the nine months ended September 30, 2004 compared to $34.1 million for the same period in 2003. In the prior period, we earned an additional $6.0 million in income from providing trucking services for our vendors and former affiliates, which we used to offset a portion of our total transportation expenses. We no longer provide these services and, accordingly, are no longer able to offset the related income against our warehousing and distribution costs. Partially to offset this loss of income, wage related expenses were reduced $1.2 million and operating expenses were reduced $0.7 million for the nine months ended September 30, 2004 compared with the same period in 2003.

          Consolidated occupancy costs decreased $18.5 million, or 11.6%, to $141.0 million for the nine months ended September 30, 2004 compared to $159.5 million for the same period in 2003. This decrease was primarily due to a reduction in depreciation expense of $15.0 million as a result of the revaluation of our assets due to purchase accounting relating to the Acquisition. Reductions in rental expenses as a result of fewer stores operating and more favorable lease terms, accounted for another $3.5 million of the decrease.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

Selling, General and Administrative Expenses

          Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, decreased $7.4 million, or 2.7%, to $264.0 million, for the nine months ended September 30, 2004, compared to $271.4 million for the same period in 2003. Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, as a percentage of net revenues, were 25.3% during the nine months ended September 30, 2004 compared to 25.0% for the same period in 2003.

          Consolidated compensation and related benefits decreased $9.0 million, or 4.9%, to $173.0 million for the nine months ended September 30, 2004 compared to $182.0 million for the same period in 2003. The decrease was the result of decreases in: (1) stock based compensation expense of $3.0 million, (2) incentives and commissions expense of $2.6 million, (3) group health insurance and workers compensation expense of $2.4 million, and (4) severance costs of $1.0 million.

          Consolidated advertising and promotion expenses increased $4.3 million, or 13.9%, to $35.3 million for the nine months ended September 30, 2004 compared to $31.0 million during the same period in 2003. Advertising expense increased during the first nine months of 2004 compared to the same period in 2003 in the following areas: (1) direct marketing to our gold card customers increased $1.6 million, (2) general marketing costs increased $1.2 million, (3) product specific TV advertising increased $1.1 million, and (4) a $0.5 million increase in store signage costs. Other advertising expenses decreased by $0.1 million.

          Consolidated other selling, general and administrative expenses, including amortization expense, decreased $2.7 million, or 4.6%, to $55.7 million for the nine months ended September 30, 2004 compared to $58.4 million for the same period in 2003. The primary reasons for the decrease were: (1) a decrease of $3.2 million in research and development costs, (2) reduced bad debt expense of $2.6 million, (3) reduced amortization expense of $2.5 million, (4) reduced one time costs previously incurred as a result of the Acquisition of $2.3 million, and (5) a reduction of $1.0 million in credit card discount expenses. These decreases were offset by: (1) a $4.7 million increase in insurance expense, (2) a $2.2 million increase in other professional fees, of which $0.5 million was related to our ongoing efforts to prepare for Sarbanes-Oxley requirements, and (3) an increase of $2.0 million in other operating expense accounts.

     Income from Legal Settlements

          For the nine months ended September 30, 2003, we received $7.2 million in non-recurring legal settlement proceeds related to raw material pricing litigation. We received no proceeds from legal settlements for the nine months ended September 30, 2004.

     Foreign Currency Loss (Gain)

          Consolidated foreign currency gain decreased $2.6 million, or 104.0%, for the nine months ended September 30, 2004 to a loss of $0.1 million compared to a gain of $2.5 million for the nine months ended September 30, 2003, as a result of translating our Canadian and Australian subsidiary results of operations into U.S. currency.

     Impairment of Goodwill and Intangible Assets

          In October, 2003, Numico entered into an agreement to sell GNCI for a purchase price that indicated a potential impairment of our long-lived assets. Accordingly, management initiated an evaluation of the carrying value of goodwill and indefinite-lived intangible assets as of September 30, 2003. As a result of this evaluation, an impairment charge of $709.4 million (pre-tax) was recorded for goodwill and other indefinite-lived intangibles in accordance with SFAS No. 142.

     Operating Income (Loss)

          Consolidated. As a result of the foregoing, operating income increased $732.3 million, or 113.8%, to $88.8 million for the nine months ended September 30, 2004 compared to $643.5 million operating loss for the same period in 2003. For the nine months ended September 30, 2003, we recognized a $709.4 million impairment charge relating to the write down of our goodwill and intangible assets, with no impairment charges in 2004. Operating income as a percentage of net revenues was 8.5% for the nine months ended September 30, 2004 compared to a 59.3% operating loss for the same period in 2003.

          Retail. Operating income increased $20.7 million, or 31.3%, to $86.9 million for the nine months ended September 30, 2004 compared to $66.2 million for the same period in 2003. The increase was a result of improved margins due to the sales shift to higher margin items, decreased depreciation expense and decreased rental costs due to operating fewer stores.

          Franchise. Operating income decreased $1.1 million, or 2.2%, to $49.7 million for the nine months ended September 30, 2004 compared to $50.8 million for the same period in 2003. The decrease was principally a result of fewer sales of company-owned stores to franchisees and decreased wholesale product sales.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

          Manufacturing/Wholesale. Operating income increased $7.8 million, or 38.2%, to $28.2 million for the nine months ended September 30, 2004 compared to $20.4 million for the same period in 2003. This increase was primarily the result of increased revenues to our third party customers, more favorable contract terms from a new agreement with Rite Aid, and decreased depreciation expense at our manufacturing facilities.

          Warehousing & Distribution Costs. Unallocated warehousing and distribution costs increased $4.4 million, or 13.5%, to $37.1 million for the nine months ended September 30, 2004 compared to $32.7 million for the same period in 2003. This increase in costs was primarily a result of decreased income from trucking services provided to our vendors and former affiliates, which was partially offset by reduced wages and operating expense.

          Corporate Costs. Operating expense decreased $7.1 million, or 15.4%, to $38.9 million for the nine months ended September 30, 2004 compared to $46.0 million for the same period in 2003. This decrease was the result of decreases in: (1) research and development costs of $3.2 million, (2) wage and benefit expense of $7.9 million, (3) one time transaction costs in preparing the company for the Acquisition of $2.3 million, and (4) other operating accounts of $0.6 million, offset by increases in insurance costs of $4.7 million and professional fees and transaction related costs of $2.2 million.

          Income from Legal Settlement. Income from legal settlements decreased by $7.2 million for the nine months ended September 30, 2004, compared to the same period in 2003. We received $7.2 million in non-recurring legal settlement proceeds related to raw material pricing litigation in the nine months ended September 30, 2003.

          Impairment of Goodwill and Intangible Assets. Expense from the impairment of goodwill and other intangible assets decreased by $709.4 million for the nine months ended September 30, 2004, compared to the same period in 2003. In October, 2003, Numico entered into an agreement to sell GNCI for a purchase price that indicated a potential impairment of our long-lived assets. Accordingly, management initiated an evaluation of the carrying value of goodwill and indefinite-lived intangible assets as of September 30, 2003. As a result of this evaluation, an impairment charge of $709.4 million (pre-tax) was recorded for goodwill and other indefinite-lived intangibles in accordance with SFAS No. 142.

     Interest Expense

          Interest expense decreased $72.1 million, or 73.7%, to $25.7 million for the nine months ended September 30, 2004 compared to $97.8 million for the same period in 2003. This decrease was primarily attributable to the new debt structure after the Acquisition. The new debt structure consists of: (1) a $285.0 million term loan, with interest payable at an average rate of 4.38% for the nine months ended September 30, 2004, (2) $215.0 million in senior subordinated notes with interest payable at 8 1/2%, and (3) a $75.0 million revolving loan facility with interest expense payable at an average rate of 0.77% for the nine months ended September 30, 2004, consisting of commitment fees and letter of credit fees, of which $8.2 million was used for letters of credit at September 30, 2004. Our new debt structure replaces our previous debt structure, which included intercompany debt of $1.8 billion, which was payable to Numico at an annual interest rate of 7.5%.

     Income Tax Expense (Benefit)

          We recognized $23.1 million of consolidated income tax expense during the nine months ended September 30, 2004 compared to a $164.3 million benefit for the same period of 2003. The increased tax expense for the nine months ended September 30, 2004, was a result of an increase in operating expenses of $2.4 million, offset by an increase in gross profit of $25.3 million and a decrease in impairment of goodwill and intangible assets of $709.4 million, and a decrease of interest expense of $72.0 million. The effective tax rate for the nine months ended September 30, 2004 was 36.5%, compared to an effective tax rate of (22.2%) for the nine months ended September 30, 2003, which was primarily the result of a valuation allowance on deferred tax assets associated with interest expense on the related party push down debt from Numico. We believed that as of September 30, 2003, it was unlikely that future taxable income would be sufficient to realize the tax assets associated with the interest expense on the related party push down debt from Numico. Thus, a valuation allowance was recorded. According to the Purchase Agreement, Numico has agreed to indemnify the Company for any subsequent tax liabilities arising from periods prior to the Acquisition.

     Net Income (Loss)

 As a result of the foregoing, consolidated net income increased $617.0 million, or 106.9%, to $40.0 million for the nine months ended September 30, 2004 compared to a loss of $577.0 million for the same period in 2003. For the nine months ended September 30, 2003, we recognized a $709.4 million (pre-tax) impairment charge relating to the write down of our goodwill and intangible assets, with no impairment in 2004. Although revenues decreased, these decreases were offset by improved margins, operating cost reductions, a decrease in impairment charges and a significant decrease in interest expense.

     Other Comprehensive Income (Loss)

          We recognized $0.3 million of foreign currency gain for the nine months ended September 30, 2004 compared to $1.0 million for the same period in 2003. The amounts recognized in each period resulted from foreign currency adjustments related to the investment in and receivables due from Canadian and Australian subsidiaries.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

Liquidity and Capital Resources

          At September 30, 2004, we had $72.4 million in cash and cash equivalents and $263.7 million in working capital compared with $50.0 million in cash and cash equivalents and $116.8 million in working capital at September 30, 2003. The $146.9 million increase in working capital was primarily driven by the new debt structure, which eliminated the short term intercompany debt payments due to Numico, and reductions in taxes and accounts payable.

Cash Provided by Operating Activities

          Historically, we have funded our operations through internally generated cash. Cash provided by operating activities was $60.5 million and $109.6 million in the nine months ended September 30, 2004 and September 30, 2003, respectively. Included in the $109.6 million cash provided by operating activities in 2003 was a decrease of $93.9 million in accounts receivable, which consisted of the collection of litigation settlement income recognized in 2002 of $134.8 million, offset by a cash advance payment to our former parent, Numico, of $40.9 million. Also in 2003, interest payable increased $33.1 million during the nine months ended September 30, 2003, a result of interest being payable on December 31 on our $1.8 billion intercompany debt due to our former parent. In the nine months ended September 30, 2004, accrued liabilities decreased $24.0 million primarily due to: (1) $12.1 million in change in control and retention payments made in the nine months ended September 30, 2004, which reduced the liability accordingly, (2) wage and incentive accrual reductions of $7.3 million, and (3) payments made for store closing termination costs of $4.3 million. Accounts payable decreased in the nine months ended September 30, 2004 by $19.0 million, mostly due to the timing of inventory payments. Net deferred taxes changed $21.7 million in the nine months ended September 30, 2004, a result of an increase in our deferred tax liability, which was due to book versus tax timing differences.

Cash Used in Investing Activities

          We used cash in investing activities of approximately $16.1 million and $21.9 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. Capital expenditures, primarily for improvements at company-owned stores, were our largest use of cash for the periods presented. During the nine months ended September 30, 2004, we received cash from Numico, our former parent, of $15.7 million for a working capital adjustment to the Acquisition purchase price, which was previously recognized as a contingent adjustment to the purchase price. Also during the nine months ended September 30, 2004, we paid $7.7 million in transaction fees and $5.9 million in purchase price adjustments relating to the Acquisition.

Cash Used in Financing Activities

          We used cash in financing activities of approximately $5.4 million and $76.2 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. In the first nine months of 2004, our parent issued common stock and used the proceeds to make an investment in us of $1.6 million; we used $2.8 million to pay down debt on our term loan facility and mortgage, and had a decrease of $3.8 million in cash overdrafts. For the first nine months of 2003, we used $75.0 million to pay down debt to related parties and $0.7 million to pay down debt to third parties.

          In connection with the Acquisition, we entered into a senior credit facility, consisting of a $285.0 million term loan facility and a $75.0 million revolving credit facility. We borrowed the full amount under the term loan facility in connection with the closing of the Acquisition. All borrowings under the senior credit facility bear interest at a rate per annum equal to either (a) the greater of the prime rate as quoted on the British Banking Association Telerate, and the federal funds effective rate plus one half percent per annum, plus in each case, additional margins of 2.0% per annum for both the term loan facility and the revolving credit facility, or (b) the Eurodollar rate plus additional margins of 3.0% per annum for both the term loan facility and the revolving credit facility. In addition to paying the above stated interest rates, the Company is also required to pay a commitment fee relating to the unused portion of the revolving credit facility at a rate of 0.5% per annum. The term loan facility matures on December 5, 2009 and the revolving credit facility matures on December 5, 2008. The revolving credit facility allows for $50.0 million to be used as collateral for outstanding letters of credit, of which $8.2 million was used at September 30, 2004, leaving $66.8 million of this facility available for future borrowing. This facility contains customary covenants including financial tests (including maximum total leverage, minimum fixed charge coverage ratio and maximum capital expenditures) and places certain other limitations on us concerning our and our subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. See Note 7 of our consolidated financial statements for further information.

          On December 5, 2003, the Company issued $215.0 million aggregate principal amount of senior subordinated notes in connection with the Acquisition. The senior subordinated notes mature in 2010 and bear interest at the rate of 81/2% per annum. In addition, our Equity Sponsor and certain of our directors, members of our management and other employees made an equity contribution of $277.5 million in exchange for 29,566,666 shares of our common stock and in the case of our Equity Sponsor, 100,000 shares of our Series A preferred stock. The proceeds of the equity contribution were contributed to the Company to fund a portion of the Acquisition price. In addition, we sold shares of our common stock for $200,000 to one of our new outside directors shortly after consummation of the Acquisition and subsequently sold shares of our common stock for approximately $1.7 million to certain members of our management. The proceeds of all of such sales were contributed by GNC Corporation to the Company.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $75.0 million revolving credit facility. We expect our primary uses of cash in the near future will be debt service requirements, working capital requirements and capital expenditures. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations during the next twelve months. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend on our future operating performance which will be affected by general economic, financial, and other factors beyond our control.

Capital Expenditures

          Capital expenditures were $17.9 million and $23.6 million during the nine months ended September 30, 2004 and September 30, 2003, respectively. The primary use of cash was for improvements to our retail stores, and on-going maintenance and improvements of our manufacturing facility. As of September 30, 2004, we expected our total store-related maintenance capital expenditures (excluding new stores) to be approximately $14.0 million and our total capital expenditures to be approximately $28.0 million for 2004.

Contractual Obligations

          The following table summarizes our future minimum non-cancelable contractual obligations at September 30, 2004:

		Less than 1
	Total	year	1 - 3 years	4 - 5 years	After 5 years
	(in millions)
Long-term debt obligations	$511.3	$3.9	$8.0	$209.2	$290.2
Operating lease obligations	397.9	102.8	153.1	83.6	58.4
Scheduled interest payments (1)	186.5	33.6	66.6	62.9	23.4
Purchase obligations (2)	34.5	8.0	13.3	11.9	1.3

	$1,130.2	$148.3	$241.0	$367.6	$373.3

(1)	Includes debt interest payments, which are estimated using current interest rates.

(2)	Consists of advertising and inventory commitments.

Off Balance Sheet Arrangements

          As of September 30, 2004 and 2003 and December 31, 2003, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

          We have a balance of unused advertising barter credits on account with a third-party advertising agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with advertising credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with APB 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we advertise through the bartering company. The credits can be used to offset the cost of cable advertising. As of September 30, 2004, and December 31, 2003, the available credit balance was $11.3 million, and $16.6 million, respectively. The barter contract is effective through March 2005, with renewable extensions.

Effect of Inflation

          Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations for the periods presented in our financial statements.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”. This interpretation addresses the consolidation of variable interest entities (“VIEs”) and its intent is to achieve greater consistency and comparable of reporting between business enterprises. It defines the characteristics of a business enterprise that qualifies as a primary beneficiary of a variable interest entity. In December 2003, the FASB issued a modification to FIN 46, titled FIN 46R. Fin 46R delayed the effective date for certain entities and also provided technical clarifications related to implementation issues. In summary, a primary beneficiary is a business enterprise that is subject to the majority of the risk of loss from the VIE, entitled to receive a majority of the VIEs residual returns, or both. The implementation of FIN No. 46R has been deferred for non-public entities. For non-public entities, such as us, FIN No. 46R requires immediate application to all VIEs created after December 31, 2003. For all other VIEs, we are required to adopt Fin No. 46R by not later than the beginning of the first period beginning after December 15, 2004. FIN No. 46R also requires certain disclosures in financial statements regardless of the date on which the VIE was created if it is reasonably possible that the business enterprise is required to disclose the activity of the VIE. The Company adopted FIN No. 46R on January 1, 2004 and determined that it does not have an impact to its financial statements.

          In March, 2004, the Emerging Issues Task Force issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement does not have an impact to our financial statement presentation.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

          Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with these market risks.

          Foreign Exchange Rate Market Risk. We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchase and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar and the Euro. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the periods presented.

          Interest Rate Market Risk. A portion of our debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. As of September 30, 2004, we had fixed rate debt of $228.4 million and variable rate debt of $282.9 million. Fluctuations in market rates have not had a significant impact on our results of operations in recent years because, in general, our contracts with vendors limit our exposure to increases in product prices. We are not exposed to price risks except with respect to product purchases. We do not enter into futures or swap contracts at this time. Based on our variable rate debt balance as of September 30, 2004, a 1% change in interest rates would increase or decrease our annual interest cost by $3.0 million.

          There have been no significant changes in market risk subsequent to the audited financial statements as of December 31, 2003.

Item 4 Controls and Procedures

     Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13-a-15(e) and 14d-15(e) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

          There have been no material developments in the matters disclosed in the “Legal Proceedings” section included in the Company’s registration statement on Form S-4, registration no. 333-114502 filed with the SEC, except for the following cases:

          On or about November 2, 2001, a former store manager filed a purported class action lawsuit in the Superior Court of the State of California, Orange County, alleging that the Company misclassified store managers in California and violated certain California wage and hour laws. In May 2004, the Company entered into an agreement in principal to settle the claims of the putative class members, without admitting any liability, for the total payment of approximately $4.6 million. This amount has been reserved as of September 30, 2004. The settlement is subject to approval by the court and the plaintiff’s class. Moreover, the Company has the right to rescind the settlement if more than 10% of the putative class members opt out of the settlement. Therefore, as of September 30, 2004, no final decisions or resolution has been reached.

          On or about May 10, 2004, seven former employees brought an action in the United States District Court for the Southern District of New York on behalf of themselves and a purported class of other similarly situated current and former employees employed by GNC within the last six years and who allegedly worked but were not paid overtime for hours worked in excess of 40 hours per week. The complaint is brought under the federal Fair Labor Standards Act (the “FLSA”) and New York State Labor Law. The plaintiffs seek actual damages, liquidated damages, an order enjoining GNC from engaging in the future in the practices alleged in their complaint, and attorneys’ fees and the costs of suit. Based on the information available to us at the present time, we believe that this matter will not have a material adverse effect upon our liquidity, financial condition or results of operations.

Item 5. Other Information

          In November 2003, the SEC adopted rules requiring public companies to disclose their policies and procedures relating to the nomination of the board of directors. These rules do not require companies to adopt such policies, but instead impose specific disclosure requirements for any material changes to the Company’s nominating procedures. There have been no material changes to the Company’s nominating procedures for the quarter ended September 30, 2004.

Subsequent Events

          On October 29, 2004, Peter P. Copses resigned his position as Chairman of our Board of Directors, and the Board of Directors appointed Robert J. DiNicola to replace Mr. Copses as Chairman of the Board. Mr. Copses will remain a member of our Board of Directors.

          On November 2, 2004, the Company announced that it has determined to postpone its previously announced initial public offering (“IPO”) of its common stock due to current market conditions. The Company has filed to withdraw its Form S-1 Registration Statement, previously filed with the SEC, relating to the proposed IPO. The Company will continue to evaluate market conditions and may proceed with a public offering at a later date.

Item 6 Exhibits

Exhibit 31.1 —	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 —	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 —	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GENERAL NUTRITION CENTERS INC. AND SUBSIDIARIES

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL NUTRITION CENTERS, INC.
(Registrant)

November 5, 2004	/s/ Louis Mancini	Louis Mancini
President and Chief Executive Officer

November 5, 2004	/s/ David R. Heilman	David R. Heilman
Chief Financial Officer