Form 10-K
period 2004-12-31
GENERAL NUTRITION CENTERS INC
filed 2005-03-30
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-114502

GENERAL NUTRITION CENTERS, INC

(Exact name of registrant as specified in its charter)

DELAWARE	72-1575168
(state or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

300 Sixth Avenue	15222
Pittsburgh, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (412) 288-4600

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2), has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

     As of March 30, 2004, 100 shares of the registrant’s Common Stock, par value $0.01 per share (the “Common Stock”) were outstanding. There is no established public trading market for the Common Stock.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of General Nutrition Centers Inc., a Delaware corporation (“GNC” or “the Company”). Discussions containing such forward-looking statements may be found in Items 1, 2, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words “subject to,” “believe,” “expect,” “plan,” “estimate,” “intend,” “may,” “will,” “should,” “can,” or “anticipate,” or the negative thereof, or variations thereon, or similar expressions are intended to identify forward-looking statements, which are inherently uncertain. Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain.

     All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but we may not realize our expectations and our beliefs may not prove correct. Important risk factors that could cause our actual results to differ materially from the forward-looking statements include:

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance with governmental regulations;

•	the failure of our franchisees to conduct their operations profitably;

•	economic, political and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	the lack of long-term experience with human consumption of some of our products with innovative ingredients; and

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured.

     Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. Readers are cautioned not to place undue reliance on forward-looking statements. The Company cannot guarantee future results, events, and levels of activity, performance or achievements. The Company does not undertake and specifically declines any obligation to update, republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

     Industry data used throughout this Report was obtained from industry publications and internal Company estimates. While the Company believes such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

PART I

ITEM 1. BUSINESS

General Nutrition Centers, Inc.

     GNC Corporation (our “Parent”) is a holding company and all of its operations are conducted through the Company our subsidiaries. We were formed as a Delaware corporation in November 2003 by affiliates of Apollo Advisors, L.P. and certain members of our management to acquire General Nutrition Companies, Inc. (“GNCI”) from Numico USA, Inc. (together with its parent company, Koninklijke (Royal) Numico N.V., “Numico”). On December 4, 2003, in a transaction sponsored by Apollo Management, L.P. and certain other co-investors, the Company, purchased 100% of the outstanding equity interests of GNCI from Numico (the “Acquisition”). As such, the financial results described and presented below represent the aggregate of the financial results of GNCI from January 1, 2003 to December 4, 2003 and the results of the Company from December 5, 2003 to December 31, 2003 and for all of 2004.

     We are the largest global specialty retailer of nutritional supplements, which include sports nutrition products, diet products, VMHS (vitamins, minerals and herbal supplements) and specialty supplements. We derive our revenues principally from product sales through our company-owned stores, franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,700 locations operating under the GNC® brand name. Our product mix, which is focused on high-margin, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, Pro Performance®, Total Lean™ and Preventive Nutrition®, and under nationally recognized third-party brands, including Muscletech®, EAS® and Atkins®.

     Our principal executive offices are located at 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, and our telephone number is (412) 288-4600. We also maintain a website at www.gnc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge on our website or upon written request to 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, Attention: Chief Legal Officer as soon as reasonably practicable after the Company electronically files such materials with the Securities and Exchange Commission (the “SEC”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

     In this Report, unless the context requires otherwise, references to “we,” “us,” “our,” “Company,” or “GNC” refer to General Nutrition Centers, Inc. and its subsidiaries and, for the periods prior to December 5, 2003, our predecessor.

Business Overview

     The following charts illustrate, for the year ended December 31, 2004, the percentage of our net revenues generated by our three business segments and the percentage of our net U.S. retail supplement revenues generated by our product categories:

Retail Locations

     Our retail network represents the largest specialty retail store network in the nutritional supplements industry according to the Nutritional Business Journal’s 2004 Supplement Report (the “NBJ 2004 Supplement Report”), As of December 31, 2004, there were 4,966 GNC locations in the United States and Canada and 739 franchised stores operating in other international locations under the GNC name. Of our U.S. and Canadian locations, 2,642 were company-owned stores, 1,297 were franchised stores and 1,027 were GNC “store-within-a-store” locations under our strategic alliance with Rite Aid®. Most of our U.S. stores are between 1,000 and 2,000 square feet and are located in shopping malls and strip shopping centers.

Franchise Activities

     We generate income from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales and franchise fees. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer a number of services to franchisees including training, site selection, construction assistance and accounting services. We believe that our franchise program enhances our brand awareness and market presence and will enable us to expand our store base internationally with limited capital expenditures by us.

Store-Within-a-Store Locations

     To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid to open our GNC “store-within-a-store” locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products and retail sales of consignment inventory. In May 2004, we extended our alliance with Rite Aid through April 30, 2009, with Rite Aid’s commitment to open 300 new store-within-a-store locations by December 31, 2006. At December 31, 2004, Rite Aid had opened 42 of these 300 new store-within-a-store locations.

Products

     We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names and under nationally recognized third-party brand names. Sales of our proprietary brands at our company-owned stores represented approximately 46% of our net retail product revenues for the year ended December 31, 2004.

Marketing

     We market our proprietary brands of nutritional products through an integrated marketing program that includes television, print and radio media, storefront graphics, direct mailings to members of our Gold Card program and point of purchase promotional materials.

Manufacturing and Distribution

     With our technologically sophisticated manufacturing and distribution facilities supporting our retail stores, we are a low-cost, vertically integrated producer and supplier of high-quality nutritional supplements. By controlling the production and distribution of our proprietary products, we can protect product quality, monitor delivery times and maintain appropriate inventory levels.

Industry Overview

     According to the NBJ 2004 Supplement Report, the U.S. nutritional supplements retail industry, which includes nutritional supplements sold through all channels, is large and highly fragmented, with no single industry participant accounting for a majority of total industry retail sales in 2003. (The 2004 NBJ Report utilized data through the end of 2003.) Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail order and a variety of other smaller participants. The nutritional supplements sold through these channels are divided into four major product categories: sports nutrition products, diet products, VMHS and specialty supplements. Most supermarkets, drugstores and mass merchants have narrow nutritional supplement product offerings limited primarily to simple vitamins and herbs, with less knowledgeable sales associates than specialty retailers. We believe that these merchants’ share of the nutritional supplements market over the last five years has remained relatively constant.

     During the mid 1990s, our industry underwent a period of rapid expansion following the passage of the Dietary Supplement Health & Education Act of 1994 (DSHEA). In 1998 the industry began to slow down and no longer exhibited year over year double-digit growth. According to the NBJ 2003 Supplement Report, strong annual growth peaked in the post-DSHEA era at around 14% in 1995-1997, continued at 11% in 1998, but fell to 6.5% in 1999, 5% in 2000, 4.5% in 2001, just barely 4% in 2002. However, in 2003, sales growth outperformed 2002, boosting sales nearly 6% in 2003, according to NBJ’s comprehensive annual research. In addition, total industry sales in the United States were approximately $19.8 billion in 2003 and were estimated to grow at a compound annual growth rate of 4% from 2004 through 2013.

     Several demographic, healthcare and lifestyle trends are expected to drive the continued growth of the nutritional supplements industry. These trends include:

•	Aging Population: The average age of the U.S. population is increasing. U.S. Census Bureau data indicates that the number of Americans age 65 or older is expected to increase by 54% from 2000 to 2010. We believe that these consumers are significantly more likely to use VMHS products than younger persons.

•	Rising Healthcare Costs and Use of Preventive Measures: Healthcare related costs have increased substantially in the United States. According to a leading healthcare provider, private health insurance premiums are expected to increase an average of 7.8% from 2004 to 2005. To reduce medical costs and avoid the complexities of dealing with the healthcare system, many consumers take preventive measures, including alternative medicines and nutritional supplements.

•	Increasing Focus on Fitness: The number of Americans belonging to health clubs has grown 23% from 29.5 million in 1998 to 39.4 million in 2003, according to the International Health, Racquet & Sportsclub Association. We believe that fitness-oriented consumers are interested in taking sports nutrition products to increase energy, endurance and strength during exercise.

•	Increasing Incidence of Obesity: According to data from the 1999-2002 National Health Nutrition Examination Survey, 65% of adults in the United States are either overweight or obese. Obesity may lead to more serious health conditions, such as diabetes, heart disease and high blood pressure. An estimated 49% of adults in the United States are currently dieting, according to a 2004 Gallup Study of Dieting and the Market for Diet Products and Services.

Business Segments

     We generate revenues primarily from our three business segments, Retail, Franchise and Manufacturing/ Wholesale. The following chart outlines our business segments and the historical contribution to our consolidated revenues by those segments, after intercompany eliminations. For a description of operating income (loss) by business segment, our total assets by business segment, total revenues by geographic area, and total assets by geographic area, see the “Segments” note to our consolidated financial statements included elsewhere in this Report.

	Predecessor				Successor
	Twelve Months		Period from				Twelve Months
	Ended		January 1, 2003 to		27 Days Ended		Ended
	December 31,		December 4,		December 31,		December 31,
(dollars in millions)	2002		2003		2003		2004
Retail	$1,068.6	75.0%	$993.3	74.1%	$66.2	74.1%	$1,001.8	74.5%
Franchise	256.1	18.0%	241.3	18.0%	14.2	15.9%	226.5	16.8%
Manufacturing/Wholesale (Third Party)	100.3	7.0%	105.6	7.9%	8.9	10.0%	116.4	8.7%

Total	$1,425.0	100.0%	$1,340.2	100.0%	$89.3	100.0%	$1,344.7	100.0%

Retail

     Our Retail segment generates revenues from sales of products to customers at our company-owned stores in the United States and Canada.

Locations

     As of December 31, 2004, we operated 2,642 company-owned stores across 50 states and in Canada, Puerto Rico and Washington, D.C. Most of our U.S. company-owned stores are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional mall and strip center locations typically generate a large percentage of our total retail sales. With the exception of our downtown stores, all of our company-owned stores follow one of two consistent formats, one for mall locations and one for strip shopping center locations. Our store graphics are periodically redesigned to better identify with our GNC customers and provide product information to allow the consumer to make educated decisions regarding product purchases and usage. Our product labeling is consistent within our product lines and the stores are designed to present a unified approach to packaging with emphasis on added information for the consumer. As an on going practice, we continue to reset and upgrade all of our company-owned stores to maintain a more modern and customer-friendly layout, while promoting our GNC Live Well theme.

Products

     We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including, Mega Men, Pro Performance, Total Lean and Preventive Nutrition, and under nationally recognized third-party brand names, including Muscletech, EAS and Atkins. We operate in four major nutritional supplement categories: sports nutrition products, diet products, VMHS and specialty supplements. We offer an extensive mix of brands and products, including approximately 2,100 SKUs across multiple categories. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our proprietary brands at our company-owned stores represented approximately 46% of our net retail product revenues for the year ended December 31, 2004.

     Products are delivered to our retail stores through our distribution operations located in Leetsdale, Pennsylvania; Anderson, South Carolina; and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchised stores and Rite Aid locations. Our distribution fleet delivers our finished goods and third-party products through our distribution centers to our company-owned and domestic franchise stores on a weekly or biweekly basis depending on sales volume of the store. Each of our distribution centers has a quality control department that monitors products received from our vendors to determine if they meet our requirements.

     Based on data collected from our point of sale systems (POS), excluding certain required accounting adjustments of $3.4, $0.4, $(0.5) million for the years ended December 31, 2004, 2003 and 2002, respectively, below is a comparison of our company-owned domestic store retail product sales by major product category and the respective percentage of our company-owned domestic store retail product sales for the period shown (prior years’ categories have been adjusted to be comparable with the current year’s presentation):

	For the Year Ended December 31,
Category	2002		2003 (1)		2004
(dollars in millions)
Sports Nutrition Products	$288.6	28.1%	$300.3	29.7%	$293.1	31.0%
Diet and Weight Management Products	267.2	26.0%	265.7	26.3%	193.1	20.5%
VMHS	252.8	24.7%	237.9	23.6%	242.9	25.7%
Specialty Supplements	139.8	13.6%	126.6	12.5%	119.6	12.7%
Other	77.8	7.6%	79.4	7.9%	95.3	10.1%

Total	$1,026.2	100.0%	$1,009.9	100.0%	$944.0	100.0%

(1)	This data is shown on a combined basis for comparability purposes and represents the sum of the period from January 1, 2003 through December 4, 2003 and the 27 days ended December 31, 2003.

Sports Nutrition Products

     Sports nutrition products are designed to be taken in conjunction with an exercise and fitness regimen. Our target consumer for sports nutrition products is the 18-49 year old male. We typically offer a broad selection of sports nutrition products, such as protein and weight gain powders, sports drinks, sports bars, and high potency vitamin formulations, including GNC brands such as Pro Performance and popular third-party products.

Diet Products

     Diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. Our target consumer for diet products is the 18-49 year old female. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars and teas. Our retail stores offer our proprietary and third-party products suitable for different diet and weight management approaches, including low-carbohydrate and products designed to increase thermogenesis (a change in the body’s metabolic rate measured in terms of calories) and metabolism. We also offer several ephedra-free diet products, including our Total Lean and our Body Answers™ product lines.

VMHS

     We sell vitamins and minerals in single vitamin and multi-vitamin form and in different potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin and hard-shell capsules and powder forms. Many of our special vitamin and mineral formulations, such as Mega Men and Ultra Mega®, are available only at GNC locations. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard “alphabet” vitamins. We sell herbal supplements in various solid dosage and soft gelatin capsules, tea and liquid forms. We have consolidated our traditional herbal offerings under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus line, we offer a full line of whole food-based supplements and top selling herb and natural remedy products. Our target customers for VMHS products are women over the age of 35.

Specialty Supplements

     Specialty supplements is a catch-all category for nutritional supplements that do not fit within the bounds of the other nutritional supplement categories. Specialty supplements include products containing glucosamine (a sugar produced in the body that is involved in the formation of cartilage, ligaments, tendons, bones, eyes, nails and heart valves) and melatonin (a hormone linked to regulation of the body’s sleep-wake cycle), as well as products that are designed to provide nutritional support to specific areas of the body. Our target customers for specialty supplements are women over the age of 35. Many of our specialty supplements have ingredients unique to our formulations that are not available at other outlets. Our specialty supplements emphasize recent third-party research and available literature regarding the positive benefits from certain ingredients. Our comprehensive Preventive Nutrition product line includes Heart Advance™, a product designed to support healthy heart and blood vessel function, Triple Cleanse™, a product designed to support healthy digestive function, and Fast Flex™, a product designed to provide comprehensive joint support. Our specialty supplements are located in designated wall areas that include information and other products that offer a comprehensive solution to meet a customer’s particular nutritional concerns.

Other

     The other product category consists primarily of sales of our Gold Card and sales of other nonsupplement products, including cosmetics, food items, health management products, books and video tapes.

Product Development

     We believe a key driver of customer traffic and purchases is the introduction of new products. According to the GNC 2004 Awareness Tracking Study Report by Parker Marketing Research Innovators, (“2004 Parker Awareness Study”), 45% of consumers surveyed rated the availability of “new, innovative products” as extremely or very important when making purchase decisions and rated this as one of our competitive strengths. We identify changing customer trends through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. We develop proprietary products independently and through the collaborative effort of our dedicated development team. During 2004, we targeted our product development efforts on sports nutrition products, diverse diet products and specialty supplements, including ephedra-free and low-carbohydrate weight management products and new sports formulas and delivery systems. During the twelve months ended December 31, 2004 and 2003, we launched 73 and 37 new products, respectively.

Research and Development

     We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product. We incurred $1.7 million, $0.1 million, $1.0 million and $1.4 million in our internal research and development for the twelve months ended December 31, 2004, the 27 days ended December 31, 2003, the period from January 1, 2003 to December 4, 2003, and the year ended December 31, 2002, respectively. Additionally, prior to the Acquisition, Numico provided research and development services and allocated costs to us of $4.2 million and $4.6 million for the period ended December 4, 2003, and the year ended December 31, 2002, respectively.

NSF Certification

     On a voluntary basis the Company is fully pursuing a program to ensure that GNC branded products and manufacturing facilities meet the rigorous requirements of the National Sanitation Foundation’s (“NSF”) independent testing and certification program. NSF is an independent, not-for-profit testing organization offering product testing of supplements. NSF conducts product testing in their own accredited laboratories to ensure that the actual contents of supplements match those printed on the label. There are three main components of the NSF Dietary Supplements Certification Program (1) Verification that the contents of the supplement actually match what is printed on the label, (2) Assurance that there are no ingredients present in the supplement that are not openly disclosed on the label, and (3) Assurance that there are no unacceptable levels of contaminants present in the supplement. Supplements that have been certified by NSF, are regularly checked through NSF conducted annual audits and periodical retests of each supplement to ensure continued compliance. The Company products that have been certified thus far can be found on NSF’s Internet website at the following address: www.nsf.org.

Franchise

     Our Franchise segment is comprised of our domestic and international franchise operations. Our Franchise segment generates revenues from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales and franchise fees.

     As a means of enhancing our operating performance and building our store base, we began opening franchised locations in 1988. As of December 31, 2004, there were 2,036 franchised stores operating, including 1,297 stores in the United States and Canada and 739 stores operating in other international locations. Approximately 90% of our franchises in the United States are in strip shopping centers and are typically between 1,200 and 1,800 square feet. The international franchised stores are smaller, typically an average of 750 square feet and, depending upon the country and cultural preferences, are located in mall, strip shopping center, street or store-within-a-store locations. Typically, our international stores have a store format and signage similar to our U.S. franchised stores. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer site selection, construction assistance, accounting services and a three-part training program, which consists of classroom instruction, training in a company-owned location and actual on-site training after the franchised store opens. We believe we have good relationships with our franchisees, as evidenced by our franchisee renewal rate of over 98% between 2000 and 2004. In addition, we do not have heavy reliance on any single franchise operator in the United States, as the largest franchisee owns and/or operates 15 store locations.

     All of our franchised stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores. Our international franchised stores offer a more limited product selection than our franchised stores in the United States. Products are distributed to our franchised stores in the United States through our distribution centers and transportation fleet in the same manner as our company-owned stores.

Franchises in the United States

     Revenues from our franchisees in the United States accounted for approximately 82% of our total franchise revenues for the year ended December 31, 2004. In 2004, new franchisees in the United States were required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license at the rate of $30,000. We typically offer limited financing to qualified franchisees in the United States for terms up to five years. Once a store is established, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for a ten-year period with two five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is 33% of the franchisee fee that is then in effect. The franchisee renewal option is at our election for all franchise agreements executed after December 1995. Our franchisees in the United States receive limited geographical exclusivity and are required to follow the GNC store format.

     Franchisees must meet certain minimum standards and duties prescribed by our franchise operations manual and we conduct periodic field visit reports to ensure our minimum standards are maintained. Generally, we enter into a five-year lease with two five-year renewal options with landlords for our franchised locations in the United States. This allows us to secure space at cost-effective rates, which we sublease to our franchisees at cost. By subleasing to our franchisees, we have greater control over the location and have greater bargaining power for lease negotiations than an individual franchisee typically would have, and we can elect not to renew subleases for underperforming locations. If a franchisee does not meet specified performance and appearance criteria, the franchise agreement specifies the procedures under which we are permitted to terminate the franchise agreement. In these situations, we may take possession of the location, inventory, and equipment, and operate the store as a company-owned store or re-franchise the location. Our U.S. franchise agreements and operations in the United States are regulated by the FTC. See the subsequent “Government Regulation” and “Franchise Regulation” sections in this report.

International Franchises

     Revenues from our international franchises accounted for approximately 18% of our total franchise revenues for the year ended December 31, 2004. In 2004, new international franchisees were required to pay an average initial fee of approximately $20,000 for a franchise license for each store and on average continuing royalty fees of approximately 5%, with fees and royalties varying depending on the country and the store type. Our franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 457 international franchised locations at the end of 2001 to 746 international locations as of December 31, 2004, without incurring any capital expenditures related to such expansion. Our international franchised stores generate greater sales per square foot of store space than our domestic store locations. However, we typically generate less revenue from franchises outside the United States due to lower international royalty rates and due to the franchises purchasing a smaller percentage of products from us compared to our domestic franchises.

     Franchisees in international locations enter into development agreements with us for either full size stores or a store-within-a-store at a host location. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The international franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the international franchisee has the option to renew the agreement at 33% of the franchise fee that is then in effect. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the international franchisee of a store-within-a-store location has the option to renew the agreement for 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country franchised, excluding military bases. Our international franchisee must meet minimum standards and duties similar to our U.S. franchisees and our international franchise agreements and international operations may be regulated by various state, local and international laws. See the subsequent “Government Regulation” and “Franchise Regulation” sections in this Report.

Manufacturing/Wholesale

     Our Manufacturing/Wholesale segment is comprised of our manufacturing operations in South Carolina and Australia and our wholesale sales business. This segment supplies our Retail and Franchise segments as well as various third parties with finished products. Our Manufacturing/Wholesale segment generates revenues through sales of manufactured products to third parties, and the sale of our proprietary and third-party brand products to Rite Aid and drugstore.com.

Manufacturing

     Our technologically sophisticated manufacturing and warehousing facilities support our Retail and Franchise segments and enable us to control the production and distribution of our proprietary products, to better control costs, to protect product quality, to monitor delivery times and to maintain appropriate inventory levels. We operate two main manufacturing facilities in the United States, one in Greenville, South Carolina and one in Anderson, South Carolina and a smaller facility in Australia. We utilize our plants primarily for the production of proprietary products. Our manufacturing operations are designed to allow low-cost production of a variety of products of different quantities, sizes and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity and micro-bacterial testing. Our manufacturing facilities also service our wholesale operations, including the manufacture and supply of Rite Aid private label products for distribution to Rite Aid locations. We also use our available capacity at these facilities to produce products for sale to third-party customers.

     The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals, and gelatin. We maintain multiple sources for the majority of our raw materials, with the remaining being single sourced due to the uniqueness of the material. As of December 31, 2004, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative suppliers, our business could be adversely affected. Our distribution fleet delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers.

Wholesale

“Store-Within-a-Store” Locations

     To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid to open GNC store-within-a-store locations. As of December 31, 2004, we had 1,027 store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of consignment inventory and license fees. We are Rite Aid’s sole supplier for the PharmAssure® vitamin brand and a number of Rite Aid private label supplements. In May 2004, we extended our alliance with Rite Aid through April 30, 2009, with Rite Aid’s commitment to open 300 new store-within-a-store locations by December 31, 2006. At December 31, 2004, Rite Aid had opened 42 of these 300 new store-within-a-store locations.

Distribution Agreement with drugstore.com

     We have an Internet distribution agreement with drugstore.com, inc. Through this strategic alliance, drugstore.com became the exclusive Internet retailer of our proprietary products, the PharmAssure vitamin brand and certain other nutritional supplements. The initial term of the agreement expires in July 2009, subject to early termination provisions, and the exclusivity period expires in June 2005. This alliance allows us to access a larger customer base, who may not otherwise live close to, or have the time to visit, a GNC store. We generate revenues from the distribution agreement with drugstore.com through sales of our proprietary and third-party products on a wholesale basis and through retail sales of certain other products on a consignment basis.

     Our wholesale operations, including our Rite Aid and drugstore.com wholesale operations, are supported primarily by our Anderson, S.C. distribution center.

Competition

     The U.S. nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for a majority of total industry retail sales. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products. In addition, the market is highly sensitive to the introduction of new products.

     We compete with publicly owned and privately owned companies, which are highly fragmented in terms of geographical market coverage and product categories. We compete with other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail order companies and a variety of other smaller participants. In addition, the market is highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we compete with supermarkets, drugstores and mass merchants with heavily advertised national brands manufactured by large pharmaceutical and food companies and other retailers. Most supermarkets, drugstores and mass merchants have narrow product offerings limited primarily to simple vitamins and herbs and popular third-party diet products. Our international competitors also include large international pharmacy chains and major international supermarket chains as well as other large U.S.-based companies with international operations. Our wholesale and manufacturing operations also compete with other wholesalers and manufacturers of third-party nutritional supplements.

Trademarks and Other Intellectual Property

     We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, including the GNC brand name. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including trademark, patent and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. We are also a party to several intellectual property license agreements relating to certain of our products. For example, several of our products are covered by patents which we license from Numico. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product.

Insurance and Risk Management

     We purchase insurance to cover standard risks in the nutritional supplements industry, including policies to cover general products liability, workers compensation, auto liability and other casualty and property risks. Our insurance rates are based on our safety record as well as trends in the insurance industry. We also maintain workers compensation insurance and auto insurance policies that are retrospective in that the cost per year will vary depending on the frequency and severity of claims in the policy year. Prior to the Acquisition, we were covered by some of Numico’s insurance policies. Following the consummation of the Acquisition, we obtained our own insurance policies to replace those Numico policies, including policies for general products liability. We currently maintain products liability insurance and general liability insurance.

     We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by GNC results in injury. With respect to product liability coverage, we carry insurance coverage typical of our industry and product lines. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer claims to most of our vendors and their insurers to pay the costs associated with any claims arising from such vendors’ products. In most cases, our insurance covers such claims that are not adequately covered by a vendor’s insurance and provides for excess secondary coverage above the limits provided by our product vendors.

     We self-insure certain property and casualty risks due to our analysis of the risk, the frequency and severity of a loss, and the cost of insurance for the risk. We believe that the amount of self-insurance is not significant and will not have an adverse impact on our performance. In addition, we may from time to time self-insure liability with respect to specific ingredients in products that we may sell.

Employees

     As of December 31, 2004, we had a total of 5,120 full-time and 8,498 part-time employees, of whom approximately 11,204 were employed in our Retail segment; 39 were employed in our Franchise segment; 1,225 were employed in our Manufacturing/Wholesale segment; 527 were employed in corporate support functions; and 623 were employed in Canada. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

Government Regulation

     Product Regulation

     Domestic

     The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulates the formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements, (including vitamins, minerals, and herbs) and over-the-counter drugs. The FTC has jurisdiction to regulate the advertising of these products.

     The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework governing the composition, safety, labeling and marketing of dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

     The FDA issued a consumer warning in 1996, followed by proposed regulations in 1997, covering dietary supplements that contain ephedra or an active substance, ephedrine alkaloids. In February 2003 the Department of Health and Human Services announced a series of actions that the Department of Health and Human Services and the FDA planned to execute with respect to products containing ephedra, including the solicitation of evidence regarding the significant or unreasonable risk of illness or injury from dietary supplements containing ephedra and the immediate execution of a series of actions against ephedra products making unsubstantiated claims about sports performance enhancement. In addition, many states proposed regulations and three states enacted laws restricting the promotion and distribution of ephedra-containing dietary supplements. The botanical ingredient ephedra was formerly used in several third-party and private label dietary supplement products. In January 2003, we began focusing our diet category on products that would replace ephedra products. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. Sales of products containing ephedra amounted to approximately $35.2 million or 3.3% of our retail sales in 2003 and $182.9 million, or 17.1% of our retail sales in 2002. In February 2004, the FDA issued a final regulation declaring dietary supplements containing ephedra illegal under the FDCA because they present an unreasonable risk of illness or injury under the conditions of use recommended or suggested in labeling, or if no conditions of use are suggested or recommended in labeling, under ordinary conditions of use. The rule took effect April 12, 2004 and banned the sale of dietary supplement products containing ephedra. Similarly, the FDA issued a consumer advisory in 2002 with respect to dietary supplements that contain the ingredient Kava, and the FDA is currently investigating adverse effects associated with ingestion of this ingredient. One of our subsidiaries, Nutra Manufacturing, Inc. (f/k/a Nutricia Manufacturing USA, Inc.) manufactured products containing Kava Kava from December 1995 until August 2002. All stores were instructed to stop selling products containing Kava Kava in December 2002. The FDA could take similar actions against other products or product ingredients which it determines present an unreasonable health risk to consumers.

     DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to FDA within thirty days of marketing and must bear a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

     In addition, DSHEA provides that so-called “third-party literature,” e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, it must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

     We expect that the FDA will adopt in the near future the final regulations, proposed on March 13, 2003, regarding Good Manufacturing Practice in manufacturing, packing, or holding dietary ingredients and dietary supplements authorized by DSHEA. These regulations would require dietary supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the Good Manufacturing Practice regulations for drugs. We or our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial additional expenses. In addition, if our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased costs or delays in obtaining certain raw materials and third-party products.

     The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts. The regulation of dietary supplements may increase or become more restrictive in the future.

     Legislation was pending in Congress in 2004 to impose substantial new regulatory requirements for dietary supplements, e.g., S.722, S.1538, S.1780, H.R. 3377 and H.R. 3866. S.722 would have imposed adverse event reporting, post market surveillance requirements, FDA reviews of dietary supplement ingredients, and other requirements. H.R. 3377 would have imposed similar requirements as well as safety testing and records inspection. S.1538 would have increased FDA appropriations to allow full implementation and enforcement of DSHEA. The dietary supplement industry supported S.1538. Key members of Congress and the dietary supplement industry have indicated that they have reached agreement to support legislation requiring adverse event reporting. If enacted, S.722 and H.R. 3377 would have raised our costs and hindered our business. While these bills are no longer pending, we anticipate these bills will be reintroduced in 2005. In October 2004, legislation was passed subjecting specified substances currently used in some dietary supplements, such as androstenedione or ‘‘andro,’’ to the requirements of the Controlled Substances Act. Under the new law, these substances may no longer be sold as dietary supplements.

     The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. We continue to be subject to three consent orders issued by the FTC. In 1984, the FTC instituted an investigation of General Nutrition, Incorporated, one of our subsidiaries, alleging deceptive acts and practices in connection with the advertising and marketing of certain of its products. General Nutrition, Incorporated accepted a proposed consent order which was finalized in 1989, under which it agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence. We also entered into a consent order in 1970 with the FTC, which generally addressed ‘‘iron deficiency anemia’’ type products. As a result of routine monitoring by the FTC, disputes arose concerning its compliance with these orders, and with regard to advertising for certain hair care products. While General Nutrition, Incorporated believes that, at all times, it operated in material compliance with the orders; it entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, General Nutrition, Incorporated entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million and agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. We do not believe that future compliance with the outstanding consent decrees will materially affect our business operations. In 2000, the FTC amended the 1970 order to clarify language in the 1970 order that was believed to be ambiguous and outmoded.

     The FTC continues to monitor our advertising and, from time to time, requests substantiation with respect to such advertising to assess compliance with the various outstanding consent decrees and with the Federal Trade Commission Act. Our policy is to use advertising that complies with the consent decrees and applicable regulations. We review all products brought into our distribution centers to assure that such products and their labels comply with the consent decrees. We also review the use of third-party point of purchase materials such as store signs and promotional brochures. Nevertheless, there can be no assurance that inadvertent failures to comply with the consent decrees and applicable regulations will not occur. Approximately 20% of the products sold by franchised stores are purchased by franchisees directly from other vendors and these products do not flow through our distribution centers. Although franchise contracts contain strict requirements for store operations, including compliance with federal, state, and local laws and regulations, we cannot exercise the same degree of control over franchisees as we do over our company-owned stores. As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our sales and marketing program. We believe we are in material compliance with the various consent decrees and with applicable federal, state and local rules and regulations concerning our products and marketing program. Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon our capital expenditures, earnings, financial position, liquidity or competitive position.

     Foreign

     Our products sold in foreign countries are also subject to regulation under various national, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. We cannot determine what effect additional domestic or international governmental legislation, regulations or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation.

     Franchise Regulation

     We must comply with regulations adopted by the FTC and with several state laws that regulate the offer and sale of franchises. The FTC’s Trade Regulation Rule on Franchising and certain state laws require that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the Trade Regulation Rule on Franchising and applicable state laws and regulations.

     We also must comply with a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s business practices in a number of ways, including limiting the ability to:

•	terminate or not renew a franchise without good cause;

•	interfere with the right of free association among franchisees;

•	disapprove the transfer of a franchise;

•	discriminate among franchisees with regard to charges, royalties and other fees; and

•	place new stores near existing franchises.

     To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations. Bills intended to regulate certain aspects of franchise relationships have been introduced into Congress on several occasions during the last decade, but none have been enacted.

     Our international franchise agreements and franchise operations are regulated by various foreign laws, rules and regulations. To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

     Environmental Compliance

     We are subject to numerous federal, state, local and foreign environmental laws and regulations governing our operations, including the handling, transportation and disposal of our products, and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. Changes in laws or the interpretation thereof or the development of new facts could also cause us to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which substances or wastes were sent by current or former operations at our facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. From time to time, we have incurred costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we have complied with, or are currently complying with our environmental obligations to date and that such liabilities will not have a material adverse effect on our business or financial performance. However, it is difficult to predict future liabilities and obligations which could be material.

Risk Factors

     The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Report. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition or operating results could be harmed substantially.

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness could adversely affect our financial condition and otherwise adversely impact our operating income and growth prospects.

     As of December 31, 2004, our total indebtedness was approximately $510.4 million, and we had an additional $67.0 million available for borrowing on a secured basis under our revolving credit facility after giving effect to the use of $8.0 million of the revolving credit facility to secure letters of credit.

     Our substantial indebtedness could have important consequences to you. For example, it could:

•	require us to use all or a large portion of our cash to pay principal and interest on our indebtedness, which could reduce the availability of our cash to fund working capital, capital expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds, dispose of assets or pay cash dividends.

     Furthermore, all of our indebtedness under our credit facilities bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.

     If we are unable to meet our obligations with respect to our indebtedness, we could be forced to restructure or refinance our indebtedness, seek equity financing or sell assets. If we are unable to restructure, refinance or sell assets in a timely manner or on terms satisfactory to us, we may default under our obligations. As of December 31, 2004, substantially all of our indebtedness described above was subject to acceleration clauses. A default on any of our indebtedness obligations could trigger such acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of such indebtedness, we may not be able to make payments under our indebtedness.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control and, as a result, we may not be able to make payments on our debt obligations.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures, product development efforts and other business activities, will depend on our ability to generate cash in the future. This is subject, to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.

     We may be unable to generate sufficient cash flow from operations, to realize anticipated cost savings and operating improvements on schedule or at all, or to obtain future borrowings under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity, sell assets or borrow more money. We may not be able to do so on terms satisfactory to us or at all.

Despite our and our subsidiaries’ current significant level of indebtedness, we may still be able to incur more indebtedness, which would intensify the risks described above.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although our credit facilities, the indenture governing the Company’s 8 5/8% Senior Notes due 2011 (the “Senior Notes”) and the indenture governing the Company’s 8 1/2% Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. If additional indebtedness is added to our or our subsidiaries’ current levels of indebtedness, the substantial risks described above would intensify.

Our indebtedness imposes restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on our indebtedness.

     The credit facilities and the indenture governing the Senior Notes and the indenture governing the Senior Subordinated Notes include certain covenants that, among other things, restrict our ability to:

•	incur additional indebtedness and issue preferred stock;

•	make restricted payments;

•	allow restrictions on the ability of certain subsidiaries to make distributions;

•	sell assets;

•	enter into certain transactions with affiliates; and

•	create liens.

     We are also required by our credit facilities to maintain certain financial ratios, including, but not limited to, fixed charge coverage and maximum total leverage ratios. These covenants in our debt instruments may restrict our ability to expand or to fully pursue our business strategies and opportunities. Our ability to comply with these and other provisions of the indenture governing the Senior Notes, the indenture governing the Senior Subordinated Notes and the credit facilities may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become immediately due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Risks Relating to Our Business and Industry

We operate in a highly competitive industry. Our failure to compete effectively could adversely affect our market share, revenues and growth prospects.

     The U.S. nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for more than 10% of total industry retail sales. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as the Nature’s Bounty® and Nature’s Wealth® brands, sold by Vitamin World® and other retailers. In addition, as certain products become more mainstream, we experience increased competition for those products as more participants enter the market. For example, as the trend in favor of low-carbohydrate products has developed, we have experienced increased competition for our diet products from supermarkets, drug stores, mass merchants and other food companies, which has adversely affected sales of our diet products. Our international competitors also include large international pharmacy chains, major international supermarket chains and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations also compete with other wholesalers and manufacturers of third-party nutritional supplements such as Tree of Life® and Leiner Health Products. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues.

     We are highly dependent upon consumer perception regarding the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions such earlier research or publicity could have a material adverse effect on our ability to generate revenues. For example, sales of some of our VMHS products, such as St. John’s Wort, Sam-e and Melatonin, were initially strong, but decreased substantially as a result of negative publicity. As a result of the above factors, our operations may fluctuate significantly from quarter-to-quarter, which may impair our ability to make payments when due on our indebtedness. Period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefits of our or similar products or that claims that any such products are ineffective could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

     As a retailer, distributor and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, many of the products we sell are produced by third-party manufacturers. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of December 31, 2004, we have been named as a defendant in 180 pending cases involving the sale of products that contain ephedra. See the “Legal Proceedings” section of this report. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.

Changes in our management team could affect our business strategy and adversely impact our performance and results of operations.

     In early December, our board of directors appointed Robert J. DiNicola, our Chairman of the Board of Directors, as our interim Chief Executive Officer and Curtis J. Larrimer, our former Corporate Controller, as our Chief Financial Officer. These and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully locate and integrate a permanent replacement CEO in a timely fashion or transition the other members of management into their new positions, management resources could be constrained.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our operating income.

     The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. In addition, we may be unable to market particular products or use certain statements of nutritional support on our products as a result of regulatory determinations, which could adversely affect our sales of those products. The FDA also could require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. Sale of products containing ephedra amounted to approximately $35.2 million, or 3.3% of our retail sales, in 2003 and approximately $182.9 million, or 17.1% of our retail sales, in 2002. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any such product recalls or removals could also lead to liability, substantial costs and reduced growth prospects.

     Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly. For example, legislation has been introduced in Congress to impose substantial new regulatory requirements for dietary supplements including adverse event reporting, postmarket surveillance requirements, FDA reviews of dietary supplement ingredients, safety testing and records inspection, and key members of Congress and the dietary supplement industry have indicated that they have reached an agreement to support legislation requiring adverse event reporting. If enacted, new legislation could raise our costs and negatively impact our business. In addition, we expect that the FDA soon will adopt the proposed rules on Good Manufacturing Practice in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. We may not be able to comply with the new rules without incurring additional expenses, which could be significant. See the sections entitled “Government Regulation – Product Regulation” included elsewhere in this document for additional information.

A substantial amount of our revenues are generated from our franchisees, and our revenues could decrease significantly if our franchisees do not conduct their operations profitably or we fail to attract new franchisees.

     As of December 31, 2004 and December 31, 2003, approximately 36% and 35%, respectively, of our retail locations were operated by franchisees. Approximately 17% and 18% of our revenues were generated from our franchise operations for the years ended December 31, 2004 and December 31, 2003, respectively. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

     If we are unable to attract new franchisees or to convince existing franchisees to open additional stores, any growth in royalties from franchised stores will depend solely upon increases in revenues at existing franchised stores, which could be minimal. In addition, our ability to open additional franchised locations is limited by the territorial restrictions in our existing franchise agreements as well as our ability to identify additional markets in the United States and Canada that are not currently saturated with the products we offer. If we are unable to open additional franchised locations, we will have to sustain additional growth internally by attracting new and repeat customers to our existing locations. If we are unable to do so, our revenues and operating income may decline significantly.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

     As of December 31, 2004, we had 739 international franchised stores in 37 international markets (excluding Canada). For the years ended December 31, 2003 and December 31, 2004, 6.2% and 7.1%, respectively, of our revenues were derived from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will exacerbate the effects of these risks. These risks include, among others:

•	political and economic instability of foreign markets;

•	foreign governments’ restrictive trade policies;

•	inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	the imposition of, or increase in, duties, taxes, government royalties or non-tariff trade barriers;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international franchise and marketing efforts;

•	difficulty in operating our manufacturing facility abroad and procuring supplies from overseas suppliers;

•	exchange controls;

•	problems entering international markets with different cultural bases and consumer preferences; and

•	fluctuations in foreign currency exchange rates.

     Any of these risks could have a material adverse effect on our international operations and our growth strategy.

Our failure to appropriately respond to changing consumer preferences and demand for new products and services, including as a result of diet trends, could significantly harm our customer relationships and product sales.

     Our business is particularly subject to changing consumer trends and preferences, especially with respect to the diet category. For example, the current trend in favor of low-carbohydrate diets is not as dependent on diet products as many other dietary programs, which has caused (and may continue to cause) a significant reduction in sales in our diet category. We expect sales in the diet category will remain below our prior year levels through at least the second quarter of 2005. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. If we are unable to do so, our customer relationships and product sales could be harmed significantly.

     Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of our stores as a source for the latest products, which in turn could harm our customer relationships and cause losses to our market share. The success of our new product offerings depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new products;

•	successfully commercialize new products in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

     If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our revenues and operating results.

We rely on our manufacturing operations to produce nearly all of the proprietary products we sell. Disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.

     For the years ended December 31, 2003 and December 31, 2004, our manufacturing operations produced approximately 32% and 35%, respectively, of the products we sold. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. Any significant disruption in our operations at this facility for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.

Our failure to comply with FTC regulations and existing consent decrees imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.

     The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to three consent decrees that limit our ability to make certain claims with respect to our products and required us to pay civil penalties. Failures by us or our franchisees to comply with the consent decrees and applicable regulations could occur from time to time. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

If we fail to protect our brand name, competitors may adopt tradenames that dilute the value of our brand name.

     We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. However, we may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademark may not receive the same degree of protection in foreign countries as it does in the United States. Also, we may not always be able to successfully enforce our trademark against competitors, or against challenges by others. For example, a third party is currently challenging our right to register in the United States certain marks that incorporate our “GNC Live Well” trademark. Our failure to successfully protect our trademark could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, adversely affect our revenues and profitability.

Intellectual property litigation and infringement claims against us could cause us to incur significant expenses or prevent us from manufacturing, selling or using some aspect of our products, which could adversely affect our revenues and market share.

     We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling or using some aspect of our products. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights could be costly and would divert the attention of management and key personnel, which in turn could adversely affect our revenues and profitability.

We are not insured for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.

     We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/ retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. Although our deductibles/retentions for products liability claims were historically $50,000, our deductibles/retentions have increased to $1 million per claim with a $10 million annual aggregate retention. As a result, our insurance and claims expense could increase in the future. Alternatively, we could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim were to exceed our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected. See “Business — Legal Proceedings.”

Franchise regulations could limit our ability to terminate or replace under-performing franchises, which could adversely impact franchise revenues.

     As a franchisor, we are subject to federal, state and international laws regulating the offer and sale of franchises. These laws impose registration and extensive disclosure requirements on the offer and sale of franchises. These laws frequently apply substantive standards to the relationship between franchisor and franchisee, and limit the ability of a franchisor to terminate or refuse to renew a franchise. We may, therefore, be required to retain an under-performing franchise and may be unable to replace the franchisee, which could adversely impact franchise revenues. In addition, the nature and effect of any future legislation or regulation on our franchise operations cannot be predicted.

We are controlled by our equity sponsor, an affiliate of Apollo Advisors V, L.P., and certain of our directors and members of our management, whose interests may not be aligned with yours.

     Our equity sponsor, an affiliate of Apollo Advisors V, L.P., and certain of our directors and members of our management beneficially own all of the outstanding common equity on a fully diluted basis of our parent, GNC Corporation, and as a result, are in a position to control all matters affecting us. The interests of our equity sponsor, its affiliates and certain of our directors and members of our management could conflict with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of our noteholders. Equity holders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments even though such transactions might involve risks to our noteholders.

ITEM 2. PROPERTIES

     In our Retail segment, there were 2,642 company-owned stores operating in the United States and Canada as of December 31, 2004. All but one of our stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, substantially all of our 1,297 franchised stores in the United States and Canada are located on premises we lease, and then sublease to our respective franchisees. All of our 739 franchised stores in other international locations are owned or leased directly by our franchisees. No single store is material to our operations.

     As of December 31, 2004, our company-owned and franchised stores in the United States and Canada (excluding store-within-a-store locations) and our other international franchised stores consisted of:

	Company-
	Owned
United States and Canada	Retail	Franchise	International	Franchise
Alabama	31	14	Aruba	2
Alaska	6	5	Australia	37
Arizona	44	14	Bahamas	3
Arkansas	18	6	Brazil	15
California	199	181	Brunei	1
Colorado	46	30	Cayman Islands	1
Connecticut	39	7	Chile	55
Delaware	8	10	China	1
District of Columbia	6	2	Columbia	1
Florida	217	116	Costa Rica	6
Georgia	92	58	Dominican Republic	12
Hawaii	20	1	Ecuador	17
Idaho	9	5	El Salvador	8
Illinois	85	72	Guam	5
Indiana	47	35	Guatemala	13
Iowa	23	11	Honduras	1
Kansas	18	15	Hong Kong	13
Kentucky	36	10	Indonesia	24
Louisiana	39	8	Israel	16
Maine	9	0	Japan	8
Maryland	55	28	Kuwait	4
Massachusetts	53	12	Lebanon	5
Michigan	78	49	Malaysia	28
Minnesota	60	15	Mexico	171
Mississippi	20	9	Pakistan	1
Missouri	43	22	Panama	5
Montana	4	3	Peru	13
Nebraska	6	18	Philippines	44
Nevada	12	10	Saudi Arabia	36
New Hampshire	16	5	Singapore	63
New Jersey	68	57	South Africa	1
New Mexico	21	2	South Korea	29
New York	150	57	Taiwan	15
North Carolina	82	47	Thailand	29
North Dakota	6	0	Turkey	23
Ohio	102	66	U.S. Virgin Islands	2
Oklahoma	31	7	Venezuela	31
Oregon	21	11
Pennsylvania	134	51
Puerto Rico	23	0
Rhode Island	12	1
South Carolina	27	26
South Dakota	5	0
Tennessee	41	36
Texas	210	85
Utah	23	8
Vermont	5	0
Virginia	83	28
Washington	48	22
West Virginia	25	3
Wisconsin	47	11
Wyoming	4	1
Canada	135	7

Total	2,642	1,297	Total	739

     In our Manufacturing/Wholesale segment, we lease facilities for manufacturing, packaging, warehousing, and distribution operations. We manufacture a majority of our proprietary products at a 230,000 square foot facility in Greenville, South Carolina. We also lease a 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing, and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to “fee-in-lieu-of-taxes” arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. We also lease a 210,000 square foot distribution center in Leetsdale, Pennsylvania and an 112,000 square foot distribution center in Phoenix, Arizona. We conduct additional manufacturing for wholesalers and retailers of third-party products, as well as warehouse certain third-party products at a leased facility located in New South Wales, Australia.

     We also lease four small regional sales offices in Clearwater, Florida; Fort Lauderdale, Florida; Laguna Hills, California; and Mississauga, Ontario. None of the regional sales offices is larger than 5,000 square feet. Our 253,000 square foot corporate headquarters in Pittsburgh, Pennsylvania is owned by Gustine Sixth Avenue Associates, Ltd., a Pennsylvania limited partnership, of which General Nutrition, Incorporated, one of our subsidiaries, is a 50% limited partner. The partnership’s ownership of the land and buildings, and the partnership’s interest in the ground lease to General Nutrition, Incorporated, are all encumbered by a mortgage in the original principal amount of $17.9 million, with an outstanding balance of $13.2 million as of December 31, 2004. This partnership is included in our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

     We are from time to time engaged in litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters. However, some of these matters are material and an adverse outcome in these matters could have a material impact on our financial condition and operating results.

     As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our financial condition and operating results. We currently maintain product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10 million per claim. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. See “Risk Factors” included elsewhere in this Report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income. The products involved in the following cases were for third-party products and were not manufactured by GNC.

     Ephedra (Ephedrine Alkaloids). As of December 31, 2004, we have been named as a defendant in 180 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.

     Pro-Hormone/Androstenedione. On July 29, 2001, five substantially identical class action lawsuits were filed in the state courts of the States of Florida, New York, New Jersey, Pennsylvania and Illinois against us and various manufacturers of products containing pro-hormones, including androstenedione:

•	Brown v. General Nutrition Companies, Inc., Case No. 02-14221-AB, Florida Circuit Court for the 15th Judicial Circuit Court, Palm Beach County;

•	Rodriguez v. General Nutrition Companies, Inc., Index No. 02/126277, New York Supreme Court, County of New York, Commercial Division;

•	Abrams v. General Nutrition Companies, Inc., Docket No. L-3789-02, New Jersey Superior Court, Mercer County;

•	Toth v. Bodyonics, Ltd., Case No. 003886, Pennsylvania Court of Common Pleas, Philadelphia County; and

•	Pio v. General Nutrition Companies, Inc., Case No. 2-CH-14122, Illinois Circuit Court, Cook County.

     On March 20, 2004, a similar lawsuit was filed in California (Guzman v. General Nutrition Companies, Inc., Case No. 04-00283). Plaintiffs allege that we have distributed or published periodicals that contain advertisements claiming that the various pro-hormone products promote muscle growth. The complaints allege that we knew the advertisements and label claims promoting muscle growth were false, but nonetheless continued to sell the products to consumers. Plaintiffs seek injunctive relief, disgorgement of profits, attorney’s fees and the costs of suit. All of the products involved in these cases are third-party products. We have tendered these cases to the various manufacturers for defense and indemnification. Based upon information available to us at the present time, we believe that these matters will not have a material adverse effect upon our liquidity, financial condition or results of operations.

     California Wage Claim. On November 2, 2001, Matthew Capelouto, a former store manager in California, filed a putative class action lawsuit in the Superior Court of California, Orange County (Capelouto v. General Nutrition Corporation, Case No. 01-CC-00138). The lawsuit alleges that we misclassified store managers at our company-owned stores in California as exempt from overtime requirements and/or required them to work off the clock, and failed to pay them overtime, in violation of California’s wage and hour laws. On October 23, 2003, an amended complaint was filed, adding another named plaintiff, Lamar Wright, as well as claims for failure to provide required meal periods and rest periods for GNC managers at company-owned stores in California. On May 13, 2004, we entered into an agreement in principle to settle the claims of the putative class members, without admitting any liability, for a total payment of approximately $4.6 million. In December 2004, the Court gave final approval to the settlement and we paid $4.1 million to fund our costs and the payments made to class members that filed timely claims.

     Wage and Hour Claim. On or about May 10, 2004, seven former employees brought an action in the United States District Court for the Southern District of New York on behalf of themselves and a purported class of other similarly situated former employees employed by GNC within the last six years and who allegedly worked but were not paid overtime for hours worked in excess of 40 hours per week (Shockley v. General Nutrition Corporation, Case No. 04-CIV-2336). The complaint is brought under the federal Fair Labor Standards Act and New York State Labor Law. The plaintiffs seek actual damages, liquidated damages on claims asserted under the FLSA, an order enjoining GNC from engaging in the practices alleged in their complaint, and attorney’s fees and the costs of suit. On October 29, 2004, we entered into an agreement to settle the claims of the putative class members, without admitting any liability, for a total payment of $170,000, inclusive of class counsel’s attorneys’ fees and expenses. The settlement is subject to approval by the court and the plaintiffs’ class. Based on the information available to us at the present time, we believe that this matter will not have a material adverse effect upon our liquidity, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our Parent’s Common Stock. As of March 30, 2005, there were approximately 29,854,663 shares of our Parent’s Common Stock outstanding, held by approximately 55 stockholders. See Item 12 – “Security Ownership of Certain Beneficial Owners and Management.”

     Dividends. We did not declare cash dividends on our Parent’s Common Stock for the two most recent fiscal years. We are subject to certain restrictions on our ability to pay dividends under the terms of our $360.0 million senior credit facility and our $215.0 million aggregate principal amount of 8 1/2% senior subordinated notes due 2010, (the “Senior Subordinated Notes”). For a description of such restrictions, see the Long-Term Debt footnote of the “Notes to consolidated financial statements” in Part II, Item 8.

     Securities Authorized for Issuance Under Equity Compensation Plans.

Number of Securities
	Number of Securities		remaining available
Equity Compensation	to be issued upon	Weighted Average	for future issuance
Plans Approved by	exercise of	Exercise price	under equity
Security Holders	outstanding options	of outstanding options	compensation plans
2003 Omnibus Stock Incentive Plan	2,435,393	$6 per share	1,564,607

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read together with the information under section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this document. The selected consolidated financial data presents the financial information as follows:

	Predecessor				Successor
				Period from
				January 1,
				2003 to	27 Days Ended	Year Ended
	Year Ended December 31,			December 4,	December 31,	December 31,
( dollars in millions)	2000	2001	2002	2003	2003	2004
Statement of Income Data:
Revenues:
Retail	$1,075.7	$1,123.1	$1,068.6	$993.3	$66.2	$1,001.8
Franchising	273.4	273.1	256.1	241.3	14.2	226.5
Manufacturing/Wholesale	96.3	112.9	100.3	105.6	8.9	116.4

Total revenues	1,445.4	1,509.1	1,425.0	1,340.2	89.3	1,344.7
Cost of sales, including costs of warehousing, distribution and occupancy	953.2	1,013.3	969.9	934.9	63.6	895.2

Gross profit	492.2	495.8	455.1	405.3	25.7	449.5
Compensation and related benefits	231.8	246.6	245.2	235.0	16.7	230.0
Advertising and promotion	47.2	41.9	52.1	38.4	0.5	44.0
Other selling, general and administrative	146.1	140.7	86.0	70.9	5.1	73.7
Other expense (income) (1)	99.9	(3.4)	(211.3)	(10.1)	—	(0.3)
Impairment of goodwill and intangible assets (2)	—	—	222.0	709.4	—

Operating (loss) income	(32.8)	70.0	61.1	(638.3)	3.4	102.1

Interest expense, net	142.6	140.0	136.3	121.1	2.8	34.4
Gain on sale of marketable securities	—	—	(5.0)	—	—

(Loss) income before income taxes	(175.4)	(70.0)	(70.2)	(759.4)	0.6	67.7
Income tax (benefit) expense	(25.3)	(14.1)	1.0	(174.5)	0.2	25.1

Net (loss) income before cumulative effect of accounting change	(150.1)	(55.9)	(71.2)	(584.9)	0.4	42.6
Loss from cumulative effect of accounting change, net of tax (3)	—	—	(889.7)	—	—	—

Net (loss) income	$(150.1)	$(55.9)	$(960.9)	$(584.9)	$0.4	$42.6

(1)	Other expense for 2000 represents an expense associated with the reduction of the market value of certain equity investments. Other income for 2001, 2002, and the period ending December 4, 2003, primarily represents $3.6 million, $214.4 million, and $7.2 million respectively, received from legal settlement proceeds that we collected from a raw material pricing settlement. Other expense includes foreign currency (gain) loss for all of the periods presented.

(2)	On January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and other intangible assets with indefinite lives no longer be subject to amortization, but instead are to be tested at least annually for impairment. For the fiscal period ending December 31, 2002 and December 4, 2003 we recorded impairment charges of $222.0 million, (pre-tax), and $709.4 million, (pre-tax), respectively, for goodwill and other intangibles as a result of decreases in expectations regarding growth and profitability, and, in 2003, due to increased competition from the mass market, negative publicity by the media on certain supplements, and increasing pressure from the FDA on the industry as a whole, each of which were identified in connection with a valuation related to the Acquisition.

(3)	Upon adoption of SFAS No. 142, we recorded a one-time, impairment charge of $889.7 million, net of taxes, to reduce the carrying amount of goodwill and other intangibles to their implied fair value. A table outlining the impact of the adoption of SFAS No. 142 on the reported net loss as a result of the non-amortization of goodwill beginning on January 1, 2002 is included in the “Goodwill and Intangible Assets” note in the consolidated financial statements included elsewhere in this Report.

	Predecessor				Successor
				Period from
				January 1,
				2003 to	27 Days Ended	Year Ended
	Year Ended December 31,			December 4,	December 31,	December 31,
( dollars in millions)	2000	2001	2002	2003	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$10.5	$16.3	$38.8	$9.4	$33.2	$85.2
Working capital (4)	215.2	140.8	153.6	96.2	200.0	283.5
Total assets	3,216.5	3,071.8	1,878.3	1,038.1	1,018.9	1,032.6
Total debt	1,892.1	1,883.3	1,840.1	1,747.4	514.2	510.4
Stockholder’s equity	523.1	469.0	(493.8)	(1,077.1)	278.2	322.4

Other Data:
Net cash provided by operating activities	100.0	75.8	111.0	92.9	4.7	83.5
Net cash (used in) investing activities	(42.0)	(48.1)	(44.5)	(31.5)	(740.0)	(27.0)
Net cash (used in) provided by financing activities	(66.9)	(21.6)	(44.3)	(90.8)	759.2	(4.5)
EBITDA (5)	91.8	192.0	(765.5)	(579.2)	5.7	141.0
Capital expenditures (6)	$31.6	$29.2	$51.9	$31.0	$1.8	$28.3
Ratio of earnings to fixed charges (7)	—	—	—	—	1.11	1.95
Number of stores (at end of period):
Company-owned stores (8)	2,842	2,960	2,898	2,757	2,748	2,642
Franchised stores (8)	1,718	1,821	1,909	1,978	2,009	2,036
Store-within-a-store locations (8)	544	780	900	988	988	1,027

•	Twelve months ended 2000, 2001, 2002 and the period January 1, 2003 to December 4, 2003 – GNCI was owned by Numico.

•	27 days ended December 31, 2003 and the twelve months ended December 31, 2004 – the periods subsequent to the Acquisition.

(4)	Working capital represents current assets less current liabilities.

(5)	EBITDA as used herein represents net income (loss) before interest expense (net), income tax (benefit) expense, depreciation and amortization. We present EBITDA because we consider it a useful analytical tool for measuring our ability to service our debt and generate cash for other purposes. The reconciliation of net cash provided by operating activities to EBITDA as presented below is different than that used for purposes of the covenants under the indenture governing the Senior Subordinated Notes.

EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. Some of the limitations of EBITDA are as follows:

•	EBITDA does not reflect the interest expense, or the cash requirement necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Although EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, our calculation of EBITDA may differ from other similarly titled measures of other companies, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our consolidated statements of cash flows included elsewhere in this report.

             The following table reconciles net cash provided by operating activities as determined in accordance with GAAP to EBITDA for the periods indicated:

	Predecessor				Successor
				Period from
				January 1,
				2003 to	27 Days Ended	Year Ended
	Year Ended December 31,			December 4,	December 31,	December 31,
	2000	2001	2002	2003	2003	2004
( in millions)
Net cash provided by operating activities	$100.0	$75.8	$111.0	$92.9	$4.7	$83.5
Cash paid for interest (excluding deferred financing fees)	139.9	145.6	138.0	122.5	0.7	32.7
Cash paid for taxes	21.0	15.2	30.7	2.5	—	5.1
Changes in accounts receivable	(26.7)	1.1	127.3	(59.9)	(2.9)	(3.4)
Changes in inventory	44.8	(71.5)	(22.2)	(29.0)	(3.8)	15.1
Changes in accounts payable	(44.2)	48.2	(18.8)	3.3	5.3	(3.9)
Changes in other assets and liabilities	(42.8)	(22.4)	(24.9)	(2.1)	1.7	11.9
Loss from cumulative effect of accounting change, net of tax	—	—	(889.7)	—	—	—
Impairment of goodwill and intangible assets	—	—	(222.0)	(709.4)	—	—
(Loss on impairment) gain on sale of marketable securities	(100.2)	—	5.1	—	—	—

EBITDA (a)	$91.8	$192.0	$(765.5)	$(579.2)	$5.7	$141.0

(a) Included in EBITDA are (1) non-cash goodwill and other intangible impairment losses of $222.0 million (pre-tax) and $709.4 million (pre-tax) incurred in the year ended December 31, 2002 and the period from January 1, 2003 to December 4, 2003, respectively, and (2) a loss from the cumulative effect of an accounting change of $889.7 million, net of tax, for the year ended December 31, 2002. The impairment charges were incurred upon the testing of goodwill and other intangibles, in accordance with SFAS No. 142. Impairment resulted from decreases in expectations regarding growth and profitability due to increased competition from the mass market, negative publicity by the media on certain supplements, and increasing pressure from the FDA on the industry as a whole.

(6)	Capital expenditures for 2002 include approximately $13.9 million incurred in connection with our store reset and upgrade program.

(7)	Earnings were insufficient to cover fixed charges by $175.4 million, $70.0 million, $70.2 million, and $759.4 million for the years ended December 31, 2000, 2001, 2002 and the period ended December 4, 2003, respectively.

(8)	The following table summarizes our stores for the periods indicated:

	Predecessor				Successor
				Period from
				January 1, 2003	27 Days Ended	Year Ended
	Year Ended December 31,			to December 4,	December 31,	December 31,
	2000	2001	2002	2003	2003	2004
Company-owned stores
Beginning of period balance	2,793	2,842	2,960	2,898	2,757	2,748
Store openings	160	220	117	80	4	82
Store closings	(111)	(102)	(179)	(221)	(13)	(188)

End of period balance	2,842	2,960	2,898	2,757	2,748	2,642

Franchised stores
Beginning of period balance	1,584	1,718	1,821	1,909	1,978	2,009
Store openings	257	291	182	186	33	146
Store closings	(123)	(188)	(94)	(117)	(2)	(119)

End of period balance	1,718	1,821	1,909	1,978	2,009	2,036

Licensed stores
Beginning of period balance	311	544	780	900	988	988
Store openings	233	237	131	93	—	44
Store closings	—	(1)	(11)	(5)	—	(5)

End of period balance	544	780	900	988	988	1,027

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Report. The discussion in this section contains forward looking statements that involve risks and uncertainties. See “Risk Factors” included elsewhere in this Report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein.

     On October 16, 2003, the Company entered into a purchase agreement (the “Purchase Agreement”) with Numico and Numico USA, Inc. to acquire 100% of the outstanding equity interest of GNCI from Numico USA Inc. On December 5, 2003, the Company acquired 100% of the outstanding equity interests of GNCI from Numico for an aggregate purchase price of $747.4 million, consisting of $733.2 million in cash and the assumption of $14.2 million of mortgage indebtedness (the “Acquisition”). At December 31, 2003 the Company had recorded $15.7 million receivable from Numico related to a working capital contingent purchase price adjustment and an estimated $3.0 million payable to Numico related to a tax purchase price adjustment. Subsequent to the Acquisition, in 2004, the Company received a cash payment of $15.7 million from Numico related to a working capital contingent purchase price adjustment and the Company remitted a payment to Numico of $5.9 million related to a tax purchase price adjustment. Simultaneously with the closing of the Acquisition, the Company entered into a new senior credit facility with a syndicate of lenders, consisting of a $285.0 million term loan facility and a $75.0 million revolving credit facility. The Company borrowed the full amount of the term loan facility to fund a portion of the Acquisition purchase price, but made no borrowings under the revolving credit facility. Our Parent has guaranteed our obligations under the senior credit facility. The Company also issued $215.0 million aggregate principal amount of our Senior Subordinated Notes to fund a portion of the Acquisition purchase price. In addition, GNC Investors, LLC, (our Parent’s “Principal Stockholder”), certain of our directors, members of our management and other employees made an equity contribution of $277.5 million in exchange for 29,566,666 shares of our Parent’s Common Stock and, in the case of our Parent’s Principal Stockholder, 100,000 shares of our Parent’s 12% Series A Exchangeable Preferred Stock (“Series A Preferred Stock”). Our Parent contributed the full amount of the equity contribution to us to fund a portion of the Acquisition. Our Parent’s Principal Stockholder subsequently resold all of the Series A Preferred Stock to other institutional investors.

     Our consolidated financial statements reflect our financial position as of December 31, 2003 and December 31, 2004 and our results of operations and cash flows for the 27 days ended December 31, 2003 and the year ended December 31, 2004, and the financial position of our predecessor entity, on a carve-out basis, as of December 31, 2002 and its results of operations and cash flows for the year ended December 31, 2002, and the period from January 1, 2003 to December 4, 2003. See the ‘‘Critical Accounting Estimates” and “Basis of Presentation’’ sections below.

Overview

     We are the largest global specialty retailer of nutritional supplements, which include sports nutrition products, diet products, VMHS (vitamins, minerals and herbal supplements) and specialty supplements. We derive our revenues principally from product sales through our company-owned stores, franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,700 locations operating under the GNC brand name.

   Revenues from Business Segments

     Revenues are derived from our three business segments, Retail, Franchise and Manufacturing/Wholesale, primarily as follows:

•	Retail revenues are generated by sales to consumers at our company-owned stores.

•	Franchise revenues are generated primarily from:

(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which are charged for initial franchise awards, renewals and transfers of franchises.

•	Manufacturing/Wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary and third-party products to and through Rite Aid and drugstore.com.

Trends and Other Factors Affecting Our Business

     Our performance is affected by trends that affect the nutritional supplements industry generally. Current trends affecting our business include the aging population, rising healthcare costs, increasing focus on fitness and increasing incidence of obesity. Changes in these trends and other factors, which we may not foresee, may also impact our business. Our business allows us to respond to changing consumer preferences and drive revenues by emphasizing new product development, introducing targeted third-party products, and adjusting our product mix. Some of the trends that have impacted our business include the following:

•	Historically, our primary product sales have been in the sports nutrition and VMHS categories. Sales of sports nutrition products have been driven largely by the increasing focus on fitness and the introduction of new products. Sales of VMHS products have been driven largely by the aging population and rising healthcare costs. Within this category, herbal supplement sales tend to be more significantly impacted by publicity and changes in consumer trends.

•	Sales of diet products are generally more sensitive to consumer trends, resulting in higher volatility than our other products. In 1999, our diet category began to grow more rapidly with the introduction of ephedra products, which reached a high point in 2001 and began to decline in the second half of 2002. Although our locations ceased sales of ephedra beginning in early 2003, our introduction of low carbohydrate and other ephedra substitute products in 2003 partially offset these declines in the first half of 2003, and resulted in increased sales in the diet product category in the second half of 2003. However, in the second quarter of 2004, we experienced a sharp decline in sales in our diet category, we believe in large part because of the availability of low carbohydrate products expanding in the marketplace. Even though we launched new diet products in 2004, sales in the diet category remained below our prior year levels throughout 2004 and we expect this trend to continue through at least the second quarter of 2005. Since the most significant portion of the decline in sales did not occur until the third quarter of 2004, our comparable store sales will continue to be compared to strong historical periods through the second quarter of 2005.

•	When diets featuring products low in carbohydrates (‘‘low carb’’) became popular in the first quarter of 2003, we purchased most of the available inventory of certain specialty low carb products, primarily snacks and bars, and we became a destination for many new customers. As the popularity of low carb diet programs increased, manufacturers increased their production levels and product offerings and food manufacturers followed the low carb dieting trend by offering low carb diet products, including staple foods such as pastas, ketchup and sauces. These products became widely distributed into the food, drug and mass channels of distribution, which led to lower levels of sales of low carb specialty products in our stores starting in the latter half of the second quarter of 2004. Additionally, programs based on a low carb dietary approach typically do not require diet supplements as a component of the program. As a larger percentage of the dieting population pursued a low carb program, sales of our diet supplements declined.

•	As part of our annual planning process and as part of a renewed focus on improving store productivity, we recently reviewed our strategy related to the stores. Through this review, we adopted a strategy that was developed, in part, as a result of consumer perception in the marketplace that our products are overpriced unless purchased during the “gold card” week promotion. In 2005, we will invest in a new strategy through more competitive pricing on the most highly recognizable products, and through increased national advertising, that will highlight certain GNC brand and third-party products in television and print advertising campaigns. In addition we will review our operations and overhead cost structures in an effort to eliminate excess costs and to streamline operations where applicable. We do not anticipate this new strategy will offset the impact from the strong historical periods of low-carb diet sales in the first two quarters of 2004.

     Other factors that have impacted our business include:

•	Changes to Store Base. During the 1990s, we embarked on a plan to significantly increase our store base, including expansion from suburban shopping malls into secondary malls and strip mall locations and by adding international franchise locations. Additionally, in 1999, we entered into a strategic alliance with Rite Aid to open our store-within-a-store locations. In 2003, in addition to our normal store closings, we identified 117 underperforming stores to be closed in the near future. We subsequently reduced this number to 98 stores, primarily as the others became cash flow positive. As of December 31, 2004, we had closed all of these stores. We expect to continue to look for real estate opportunities in the United States to expand our store base; however, we believe the primary store expansion opportunity in the near term will be through international franchising. Costs to us related to any international franchising expansion would be immaterial, as the international franchisee bears the majority of the responsibility and costs for doing business in each country.

•	Changes to Pricing. In the fourth quarter of 2002, we thoroughly reviewed our proprietary product pricing and determined that our single unit pricing was not competitive with other market participants. A primary reason for higher single unit pricing was the creation of artificially high single unit prices to compensate for our overall BOGO (Buy One Get One half price) pricing strategy. As a result of the review, we repriced most of our proprietary products and eliminated the strategy of BOGO pricing substantially all of our products in December of 2002. After the elimination of BOGO, we found that, although customers bought single units instead of two units, the shorter cycle time between customer visits led to a corresponding increase in transaction counts and an increase in product sales, particularly in our VMHS product category. We believe that our repricing strategy was one of the key drivers of our profitability during the second half of 2003. We continually review our pricing to ensure that we are competitive in key items in the marketplace, in particular items that are readily comparable by the consumer, and will continue to utilize what we believe is the most effective pricing strategy to increase revenue at favorable margins.

Basis of Presentation

     Purchase Accounting. The Acquisition of GNCI was accounted for under the purchase method of accounting. As a result, the financial data presented for 2003 include a predecessor period from January 1, 2003 through December 4, 2003 and a successor period from December 5, 2003 through December 31, 2003. As a result of the Acquisition, the consolidated statements of operations for the successor periods include interest and amortization expense resulting from our credit facility and the issuance of our Senior Subordinated Notes, amortization of intangible assets related to the Acquisition, and management fees that did not exist prior to the Acquisition. Further, as a result of purchase accounting, the fair values of our assets on the date of the Acquisition became their new cost basis. Results of operations for the successor periods are affected by the newly established cost basis of these assets. We allocated the Acquisition consideration to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of the Acquisition, which resulted in a significant change in our annual depreciation and amortization expenses.

     The accompanying financial statements for the periods prior to the Acquisition are labeled as “Predecessor” and the periods subsequent to the Acquisition are labeled as “Successor”.

     Successor. Our consolidated financial statements for the year ended December 31, 2004 and the 27 days ended December 31, 2003 include the accounts of the Company and its wholly owned subsidiaries. Included in 27 days ended December 31, 2003 are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect these adjustments had to cost of sales, depreciation, and amortization expenses.

     Predecessor. Our consolidated financial statements for the period ended December 4, 2003, and the period ending December 31, 2002 presented herein have been prepared on a carve-out basis and reflect GNCI’s consolidated financial position, results of operations and cash flows in accordance with GAAP. In order to depict GNCI’s financial position, results of operations and cash flows on a stand-alone basis, GNCI’s financial statements reflect amounts that have been pushed down from Numico to us prior to consummation of the Acquisition. As a result of recording these amounts, our predecessor’s consolidated financial statements for these periods may not be indicative of the results that would be presented if we had operated as an independent, stand-alone entity.

     In the accompanying discussion of results of operations, the period ended December 4, 2003 and the 27 days ended December 31, 2003 have been combined for comparability to the year ended December 31, 2002.

     Related Parties. GNCI had related party transactions with Numico and other affiliates during the period January 1, 2003 to December 4, 2004 and the year ended December 31, 2002. For further discussion of these transactions, see the “Related Party Transactions” footnote to our consolidated financial statements.

Recent Developments

     On January 18, 2005, the Company issued $150.0 million aggregate principal amount of senior notes due 2011, with an interest rate of 8 5/8%. The Company used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under its term loan facility. The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and to non-U.S. persons in off shore transactions in accordance with Regulation S under the Securities Act. The securities sold have not been registered under the Securities Act of 1933.

Results of Operations

     The information presented below as of and for the year ended December 31, 2004, the period January 1, 2003 to December 4, 2003 and the 27 days ended December 31, 2003 and the year ended December 31, 2002, was derived from our audited consolidated financial statements and accompanying notes. In the table below and in the accompanying discussion, the 27 days ended December 31, 2003 and the period January 1, 2003 to December 4, 2003 have been combined for discussion purposes.

Results of Operations and Comprehensive Income
(Dollars in millions and percentages expressed as a percentage of net revenues)

	Predecessor				Successor				Successor
			Period from		27 days		Combined
	Year Ended		January 1, 2003		Ended		Year Ended		Year Ended
	December 31,		to December 4,		December 31,		December 31,		December 31,
	2002		2003		2003		2003		2004
Revenues:
Retail	$1,068.6	75.0%	$993.3	74.1%	$66.2	74.1%	$1,059.5	74.1%	$1,001.8	74.5%
Franchise	256.1	18.0%	241.3	18.0%	14.2	15.9%	255.5	17.9%	226.5	16.8%
Manufacturing / Wholesale	100.3	7.0%	105.6	7.9%	8.9	10.0%	114.5	8.0%	116.4	8.7%

Total net revenues	1,425.0	100.0%	1,340.2	100.0%	89.3	100.0%	1,429.5	100.0%	1,344.7	100.0%

Operating expenses:

Cost of sales, including costs of warehousing, distribution and occupancy.	969.9	68.0%	934.9	69.7%	63.6	71.2%	998.5	69.9%	895.2	66.5%
Compensation and related benefits	245.2	17.2%	235.0	17.5%	16.7	18.7%	251.7	17.6%	230.0	17.1%
Advertising and promotion	52.1	3.7%	38.4	2.9%	0.5	0.6%	38.9	2.7%	44.0	3.3%
Other selling, general and administrative expenses	75.9	5.3%	64.1	4.8%	4.8	5.4%	68.9	4.8%	69.7	5.2%
Amortization expense	10.1	0.7%	6.8	0.5%	0.3	0.3%	7.1	0.5%	4.0	0.3%
Income from legal settlement	(214.4)	-15.0%	(7.2)	-0.5%	—	0.0%	(7.2)	-0.5%	—	0.0%
Foreign currency (gain) loss.	3.1	0.2%	(2.9)	-0.2%	—	0.0%	(2.9)	-0.2%	(0.3)	0.0%
Impairment of goodwill and intangible assets	222.0	15.6%	709.4	52.9%	—	0.0%	709.4	49.6%	—	0.0%

Total operating expenses	1,363.9	95.7%	1,978.5	147.6%	85.9	96.2%	2,064.4	144.4%	1,242.6	92.4%

Operating Income
Retail	86.8	6.1%	79.1	5.9%	6.6	7.3%	85.7	6.0%	107.7	8.0%
Franchise	65.4	4.6%	63.7	4.8%	2.4	2.7%	66.1	4.6%	62.4	4.6%
Manufacturing / Wholesale	25.8	1.8%	24.3	1.8%	1.4	1.6%	25.7	1.8%	38.6	2.9%
Unallocated corporate and other costs:
Warehousing & distribution costs	(40.3)	-2.8%	(40.7)	-3.0%	(3.4)	-3.8%	(44.1)	-3.1%	(49.3)	-3.7%
Corporate costs	(69.0)	-4.8%	(62.5)	-4.7%	(3.6)	-4.0%	(66.1)	-4.6%	(57.3)	-4.2%
Income from legal settlement	214.4	15.0%	7.2	0.5%	—	0.0%	7.2	0.5%	—	0.0%
Impairment of goodwill and intangible assets	(222.0)	-15.6%	(709.4)	-52.9%	—	0.0%	(709.4)	-49.6%	—	0.0%

Sub total unallocated corporate and other costs.	(116.9)	-8.2%	(805.4)	-60.1%	(7.0)	-7.8%	(812.4)	-56.8%	(106.6)	-7.9%

Total operating income (loss)	61.1	4.3%	(638.3)	-47.6%	3.4	3.8%	(634.9)	-44.4%	102.1	7.6%

Interest expense, net	136.3		121.1		2.8		123.9		34.4
Gain on sale of marketable securities	(5.0)		—		—		—		—

(Loss) income before income taxes	(70.2)		(759.4)		0.6		(758.8)		67.7
Income tax expense (benefit)	1.0		(174.5)		0.2		(174.3)		25.1

Net (loss) income before cumulative effect of accounting change	(71.2)		(584.9)		0.4		(584.5)		42.6
Loss from cumulative effect of accounting change	(889.7)		—		—		—		—

Net (loss) income	(960.9)		(584.9)		0.4		(584.5)		42.6
Other comprehensive (loss) income	(1.8)		1.6		0.3		1.9		0.9

Comprehensive (loss) income	$(962.7)		$(583.3)		$0.7		$(582.6)		$43.5

     Note: All calculations related to the Results of Operations for the year-over-year comparisons below, were calculated based on the numbers in the above table, which have been rounded to millions.

     As discussed in the “Segment” footnote to our consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and transportation costs, impairments, and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

     We calculate our “same store” sales growth to exclude the net sales of a store for any period if the store was not open during the same period of the prior year. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall, the store continues to be treated as a same store. Company-owned and domestic franchised same store sales have been calculated on a calendar basis for all periods presented.

Comparison of Twelve Months Ended December 31, 2004 and December 31, 2003

   Revenues

     Consolidated. Our consolidated net revenues decreased $84.8 million, or 5.9%, to $1,344.7 million for the twelve months ended December 31, 2004 compared to $1,429.5 million for the same period in 2003. The decrease was the result of decreases in our Retail and Franchise segments, offset by slight increases in our Manufacturing/ Wholesale segment.

     Retail. Revenues in our Retail segment decreased $57.7 million, or 5.4%, to $1,001.8 million for the twelve months ended December 31, 2004 compared to $1,059.5 million for the same period in 2003. The revenue decrease occurred primarily in our diet category and, to a lesser extent, the sports nutrition category. The diet category experienced a sharp drop in sales from 2003 primarily due to the (1) discontinuation in June 2003 of sales of products containing ephedra and (2) a decrease in sales of low carb products. Sales from ephedra products were $35.2 million for the twelve months ended December 31, 2003. This decrease was offset partially by the first quarter of 2004 sales of low-carb products and diet products intended to replace the ephedra products. However, beginning in the second quarter of 2004 and continuing for the remainder of 2004, sales of low-carb products decreased significantly from the prior year. Beginning in the second quarter of 2004, and especially for the second half of 2004, the sports nutrition category saw a decrease in sales of meal replacement bars (“bars”). We believe that these decreases are largely a result of low-carb products and bars having become more readily available in the marketplace since the prior year. Additionally, overall retail sales declined as a result of operating 2,642 company-owned stores as of December 2004 versus 2,748 as of December 2003. Comparable store sales in company-owned domestic stores declined 4.1% for the twelve months ended December 31, 2004 compared with the same period in 2003. Comparable store sales in company-owned Canadian stores improved 3.6% for the twelve months ended December 31, 2004 compared with the same period in 2003.

     Franchise. Revenues in our Franchise segment decreased $29.0 million, or 11.4%, to $226.5 million for the twelve months ended December 31, 2004, compared to $255.5 million for the same period in 2003. These decreases were the result of: (1) a decrease in wholesale product sales to franchisees of $17.2 million, which was the result of lower retail sales at our franchise stores, as our franchise stores had similar decreases in sales of diet products as our company-owned (2) the Company’s decision to limit sales of company-owned stores to franchisees (“conversions”) which resulted in a decline of $9.5 million, as there were nine such sales in 2004 compared with 65 in 2003, and (3) a decrease in franchise fee revenue of $1.2 million, and a decrease in other revenue areas of $1.1 million.

     Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment increased $1.9 million, or 1.7%, to $116.4 million for the twelve months ended December 31, 2004 compared to $114.5 million for the same period in 2003. This increase was the result of increases in: (1) third-party sales at our Australian manufacturing facility of $2.1 million, (2) sales to Rite Aid of $1.7 million, and (3) sales to drugstore.com of $1.0 million, offset by a decrease in third-party sales from our South Carolina manufacturing facility of $2.9 million.

   Cost of Sales

     Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, decreased $103.3 million, or 10.3%, to $895.2 million for the twelve months ended December 31, 2004 compared to $998.5 million for the same period in 2003. Consolidated costs of sales, as a percentage of net revenue, was 66.5% for the twelve months ended December 31, 2004, compared to 69.9% for the same period in 2003.

     Consolidated product costs decreased $82.1 million, or 11.1%, to $657.1 million for the twelve months ended December 31, 2004 compared to $739.2 million for the same period in 2003. Consolidated product costs as a percentage of net revenue dropped to 48.8% for the twelve months ended December 31, 2004 from 51.7% for the same period in 2003. This decrease was a result of the following: (1) improved margins in the Retail segment as a result of increased sales of higher margin GNC proprietary products and decreased sales of lower margin third-party products, (2) improved management of inventory which resulted in lower product costs due to fewer inventory losses from expired product, and (3) improved efficiencies in our South Carolina manufacturing facility. Included in product costs in 2004 is $1.3 million of expense as a result of adjustments due to increased inventory valuation related to the Acquisition.

     Consolidated warehousing and distribution costs increased $3.9 million, or 8.3%, to $50.8 million for the twelve months ended December 31, 2004 compared to $46.9 million for the same period in 2003. This increase in costs was primarily a result of a $7.7 million increase in unreimbursed expenses from trucking services provided to our vendors and former affiliates, which was partially offset by reduced wages of $2.3 million and operating expenses of $1.5 million for the twelve months ended December 31, 2004 compared with the same period in 2003.

     Consolidated occupancy costs decreased $25.1 million, or 11.8%, to $187.3 million for the twelve months ended December 31, 2004 compared to $212.4 million for the same period in 2003. This decrease was primarily due to a reduction in depreciation expense of $17.3 million as a result of the revaluation of our assets due to purchase accounting relating to the Acquisition. Reductions in rental expenses as a result of fewer stores operating and more favorable lease terms, accounted for another $3.5 million of the decrease. The remaining $4.3 million decrease occurred in other occupancy related expenses. This was offset by a one-time non-cash pre-tax rent charge of $0.9 million in the fourth quarter of 2004 related to a correction in our lease accounting policies. See the “Basis of Presentation and Summary of Significant Accounting Policies” note to our consolidated financial statements included elsewhere in this Report.

   Selling, General and Administrative Expenses

     Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, decreased $19.0 million, or 5.2%, to $347.6 million, for the twelve months ended December 31, 2004, compared to $366.6 million for the same period in 2003. Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, as a percentage of net revenues, were 25.8% during the twelve months ended December 31, 2004 compared to 25.6% for the same period in 2003.

     Consolidated compensation and related benefits decreased $21.7 million, or 8.6%, to $230.0 million for the twelve months ended December 31, 2004 compared to $251.7 million for the same period in 2003. The decrease was the result of decreases in: (1) acquisition related charges for change in control and retention bonuses recognized in 2003 of $8.7 million, (2) incentives and commissions expense of $6.2 million, (3) stock based compensation expense recognized in 2003 of $4.3 million, (4) group health insurance and workers compensation expense of $1.2 million, (5) relocation costs of $1.0 million, and (6) other compensation and related benefit expenses of $0.3 million.

     Consolidated advertising and promotion expenses increased $5.1 million, or 13.1%, to $44.0 million for the twelve months ended December 31, 2004 compared to $38.9 million during the same period in 2003. Advertising expense increased during the twelve months of 2004 compared to the same period in 2003 in the following areas: (1) direct marketing to our gold card customers increased $1.9 million, (2) general marketing costs increased $1.4 million, (3) product specific TV advertising increased $0.5 million, (4) store signage costs increased $0.6 million, and (5) other advertising expenses increased by $0.7 million.

     Consolidated other selling, general and administrative expenses, including amortization expense, decreased $2.3 million, or 3.0%, to $73.7 million for the twelve months ended December 31, 2004 compared to $76.0 million for the same period in 2003. The primary reasons for the decrease were: (1) a decrease of $3.6 million in research and development costs, (2) reduced bad debt expense of $4.0 million, (3) reduced amortization expense of $3.1 million, (4) reduced one time costs previously incurred as a result of the Acquisition of $2.4 million, and (5) a reduction of $1.3 million in credit card transaction expenses. These decreases were offset by: (1) a $4.6 million increase in insurance expense, (2) a $3.5 million increase in other professional fees, of which $0.8 million was related to our ongoing efforts to prepare for Sarbanes-Oxley requirements, (3) an increase of $0.6 million in hardware and software maintenance costs, and (4) an increase of $3.6 million in other operating expenses.

   Other Income and Expense

     For the twelve months ended December 31, 2003, we received $7.2 million in non-recurring legal settlement proceeds related to raw material pricing litigation. We received no proceeds from legal settlements for the twelve months ended December 31, 2004.

     Consolidated foreign currency gain decreased $2.6 million, or 89.7%, for the twelve months ended December 31, 2004 to a gain of $0.3 million compared to a gain of $2.9 million for the twelve months ended December 31, 2003.

   Impairment of Goodwill and Intangible Assets

     Management initiated an evaluation of the carrying value of goodwill and indefinite-lived intangible assets as of October 1, 2004 and based on that evaluation found there to be no charge to impairment for 2004. In October 2003, Numico entered into an agreement to sell GNCI for a purchase price that indicated a potential impairment of our long-lived assets. Accordingly, management initiated an evaluation of the carrying value of goodwill and indefinite-lived intangible assets as of September 30, 2003. As a result of this evaluation, an impairment charge of $709.4 million (pre-tax) was recorded for goodwill and other indefinite-lived intangibles in accordance with SFAS No. 142.

   Operating Income (Loss)

     Consolidated. As a result of the foregoing, operating income increased $737.9 million, to $103.0 million for the twelve months ended December 31, 2004 compared to $634.9 million operating loss for the same period in 2003. For the twelve months ended December 31, 2003, we recognized a $709.4 million impairment charge relating to the write down of our goodwill and intangible assets, with no impairment charges in 2004. Operating income as a percentage of net revenues was 7.7% for the twelve months ended December 31, 2004 compared to a 44.4% operating loss for the same period in 2003.

     Retail. Operating income increased $22.0 million, or 25.7%, to $107.7 million for the twelve months ended December 31, 2004 compared to $85.7 million for the same period in 2003. The increase was a result of improved margins due to the sales shift to higher margin items, decreased depreciation expense and decreased rental costs due to operating fewer stores, offset by an increase in advertising and marketing expenses.

     Franchise. Operating income decreased $3.7 million, or 5.6%, to $62.4 million for the twelve months ended December 31, 2004 compared to $66.1 million for the same period in 2003. The decrease was principally a result of fewer sales of company-owned stores to franchisees and decreased wholesale product sales.

     Manufacturing/Wholesale. Operating income increased $12.9 million, or 50.2%, to $38.6 million for the twelve months ended December 31, 2004 compared to $25.7 million for the same period in 2003. This increase was primarily the result of increased revenues to our third-party customers, more favorable contract terms from a new agreement with Rite Aid, and decreased depreciation expense at our manufacturing facilities.

     Warehousing & Distribution Costs. Unallocated warehousing and distribution costs increased $5.2 million, or 11.8%, to $49.3 million for the twelve months ended December 31, 2004 compared to $44.1 million for the same period in 2003. This increase in costs was primarily a result of decreased income from trucking services provided to our vendors and former affiliates, which was partially offset by reduced wages and related expenses.

     Corporate Costs. Operating expenses decreased $8.8 million, or 13.3%, to $57.3 million for the twelve months ended December 31, 2004 compared to $66.1 million for the same period in 2003. This decrease was the result of decreases in: (1) research and development costs, (2) wage and benefit expense, and (3) one time transaction costs in preparing the Company for the Acquisition, offset by increases in (1) insurance costs, (2) professional fees, and (3) other operating expenses.

     Other. Income from legal settlements decreased by $7.2 million for the twelve months ended December 31, 2004, compared to the same period in 2003. The $7.2 million in non-recurring legal settlement proceeds related to raw material pricing litigation in the twelve months ended December 31, 2003.

   Interest Expense

     Interest expense decreased $89.5 million, or 72.2%, to $34.4 million for the twelve months ended December 31, 2004 compared to $123.9 million for the same period in 2003. This decrease was primarily attributable to the new debt structure after the Acquisition. The new debt structure consists of: (1) a $285.0 million term loan, with interest payable at an average rate of 5.42% for the twelve months ended December 31, 2004, (2) $215.0 million of the Senior Subordinated Notes with interest payable at 8 1/2%, and (3) a $75.0 million revolving loan facility, with interest expense payable at an average rate of 0.79% for the twelve months ended December 31, 2004, consisting of commitment fees and letter of credit fees, of which $8.0 million was used for letters of credit at December 31, 2004. Our new debt structure replaces our previous debt structure, which included intercompany debt of $1.8 billion, which was payable to Numico at an annual interest rate of 7.5%.

   Income Tax Expense (Benefit)

     We recognized $25.1 million of consolidated income tax expense during the twelve months ended December 31, 2004 compared to a $174.3 million benefit for the same period of 2003. The increased tax expense for the twelve months ended December 31, 2004, was a result of an increase in income before income taxes of $67.7 million. The effective tax rate for the twelve months ended December 31, 2004 was a 37.0% expense, compared to an effective tax rate of a 39.2% expense for the 27 days ended December 31, 2003 and a 23.0% benefit, for the period January 1, 2003 to December 4, 2003, which was primarily the result of a valuation allowance on deferred tax assets associated with interest expense on the related party push down debt from Numico. We believed that as of December 4, 2003, it was unlikely that future taxable income would be sufficient to realize the tax assets associated with the interest expense on the related party push down debt from Numico. Thus, a valuation allowance was recorded. According to the Purchase Agreement, Numico has agreed to indemnify the Company for any subsequent tax liabilities arising from periods prior to the Acquisition.

   Net Income (Loss)

     As a result of the foregoing, consolidated net income increased $627.1 million to $42.6 million for the twelve months ended December 31, 2004 compared to a loss of $584.5 million for the same period in 2003. For the twelve months ended December 31, 2003, we recognized a $709.4 million (pre-tax) impairment charge relating to the write down of our goodwill and intangible assets, with no impairment in 2004. Although revenues decreased, these decreases were offset by improved margins, operating cost reductions, a decrease in impairment charges and a significant decrease in interest expense.

   Other Comprehensive Income (Loss)

     We recognized $0.9 million of foreign currency gain for the twelve months ended December 31, 2004 compared to $1.9 million for the same period in 2003. The amounts recognized in each period resulted from foreign currency adjustments related to the investment in and receivables due from our Canadian and Australian subsidiaries.

Comparison of Twelve Months Ended December 31, 2003 and December 31, 2002

   Revenues

     Consolidated. Our consolidated net revenues increased $4.5 million, or 0.3%, to $1,429.5 million during the twelve months ended December 31, 2003 compared to $1,425.0 million during the same period in 2002. This increase occurred in our Manufacturing/Wholesale segment and was offset with decreases in the Retail and Franchise segments.

     Retail. Revenues in our Retail segment decreased $9.1 million, or 0.9%, to $1,059.5 million during the twelve months ended December 31, 2003 compared to $1,068.6 million during the same period in 2002. This decrease was primarily attributable to declines in 2003 sales of products containing ephedra, which we discontinued selling in June 2003, offset by sales of additional products in the diet category and the closing of 150 stores, net. For the twelve months ended December 31, 2003 and December 31, 2002, sales of ephedra products were $35.2 million and $182.9 million, respectively. We thoroughly reviewed our product pricing in the fourth quarter of 2002 and determined that our single unit pricing was not competitive with other market participants. A primary reason for higher single unit pricing was the creation of artificially high single unit prices to compensate for BOGO (Buy One Get One half price) pricing. At the beginning of December 2002, we repriced most of our proprietary products and eliminated BOGO pricing. The effect was to lower prices with the expectation that customers would buy single units due to the elimination of the incentive to buy two units. We expected that the decision to buy single units would lead to a shorter cycle time between customer visits and a corresponding increase in transaction counts. As a result of eliminating BOGO pricing in December, 2002, the average ticket price per transaction for company-owned stores decreased by 3.7% during the twelve months ended December 31, 2003 compared to the same period in 2002. Transaction counts, however, rose by 3.9% during this same period. Company-owned same store sales growth improved 0.1% during the twelve months ended December 31, 2003.

     Franchise. Revenues in our Franchise segment decreased $0.6 million, or 0.2%, to $255.5 million during the twelve months ended December 31, 2003 compared to $256.1 million during the same period in 2002. The decrease was caused by a reduction in product sales to our franchisees of approximately $7.2 million, offset by increases in revenues from sales of company-owned stores to franchisees of $4.8 million and increases in royalties, franchise fees and other revenue of $1.8 million. A portion of the decrease in product sales was attributable to declines in sales to franchisees of products containing ephedra in 2003. Same store sales growth for our U.S. franchised stores improved 0.8% for the twelve months ended December 31, 2003.

     Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment increased $14.2 million, or 14.2%, to $114.5 million, during the twelve months ended December 31, 2003 compared to $100.3 million during the same period in 2002. This revenue increase was primarily due to the increased utilization of available manufacturing capacity for additional third-party customers.

   Cost of Sales

     Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, as a percentage of net revenues, was 69.8% during the twelve months ended December 31, 2003 compared to 68.1% during the same period of the prior year. Consolidated cost of sales increased $28.6 million, or 2.9%, to $998.5 million during the twelve months ended December 31, 2003 compared to $969.9 million during the same period in 2002.

     Consolidated product costs increased $21.4 million, or 3.0%, to $739.2 million during the twelve months ended December 31, 2003 compared to $717.8 million during the same period in 2002. The increased cost was primarily due to our increasing sales of energy and meal replacement bars in the diet and sports nutrition products categories. These products carry lower margins than other products within these categories or within the VMHS category. Also included in production costs is $0.4 million of expense as a result of adjustments due to increased inventory valuation related to the Acquisition.

     Consolidated warehousing and distribution costs increased $4.0 million, or 9.3%, to $46.9 million during the twelve months ended December 31, 2003 compared to $42.9 million during the same period in 2002. This increase was primarily due to an increase in the number of tractors, trailers and drivers required to provide trucking services to an affiliate, Rexall. Due to the sale of the Rexall business in July 2003 by Numico, the revenue from freight deliveries declined significantly. In September 2003, we began to reduce the fleet to match these freight requirements.

     Consolidated occupancy costs increased $3.2 million, or 1.5%, to $212.4 million during the twelve months ended December 31, 2003 compared to $209.2 million during the same period in 2002. This increase was primarily due to increased depreciation of approximately $4.5 million at our company-owned stores related to our store reset and upgrade program that was completed in the fourth quarter of 2002, and disposal costs of $2.9 million for company-owned stores that were closed during this same period. Additionally, common area maintenance charges related to the stores increased. These increases were offset by decreases in base and percentage rent charges and other occupancy related accounts.

   Selling, General and Administrative Expenses

     Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expenses, other selling, general and administrative expenses and amortization expenses, as a percentage of net revenues, were 25.6% during the twelve months ended December 31, 2003, compared to 26.9% for the same period during 2002. Selling, general and administrative expenses decreased $16.7 million, or 4.4%, to $366.6 million during the twelve months ended December 31, 2003 from $383.3 million during the same period in 2002.

     Consolidated compensation and related benefits increased $6.5 million, or 2.7%, to $251.7 million during the twelve months ended December 31, 2003 compared to $245.2 million during the same period in 2002. The increase was primarily due to increased health insurance and workers’ compensation expense of $1.2 million, change in control and retention bonuses of $8.7 million, non-cash charges for stock compensation of $6.4 million, and increased incentives and commissions of $7.3 million. These increases were offset by a reduction in base wages, severance costs, and other wage related expenses of $17.1 million.

     Consolidated advertising and promotion expenses decreased $13.2 million, or 25.3%, to $38.9 million during the twelve months ended December 31, 2003 compared to $52.1 million during the same period in 2002. This decrease was primarily due to decreased direct marketing to our Gold Card members of $21.7 million for the twelve months ended December 31, 2003 compared to $26.9 million during the same period in 2003. The remaining reduction in advertising was due to the elimination of our NASCAR sponsorship and a significant reduction in media spending, as we did not repeat the advertising done in the third and fourth quarters of 2002, to announce a grand reopening of GNC after the store reset was completed.

     Consolidated other selling, general and administrative expenses including amortization expense, decreased $10.0 million, or 11.6%, to $76.0 million during the twelve months ended December 31, 2003 compared to $86.0 million during the same period in 2002. The decrease was primarily due to reductions in operational accounts, including a decrease in bad debt expense of $4.3 million, a decrease in charges for insufficient funds checks presented at the stores of $0.9 million, a decrease in travel and entertainment expenses of $0.6 million, and a $1.2 aggregate reduction in all other operating accounts. Additionally, there was a decrease in amortization expense of $3.0 million for the twelve months ended December 31, 2003 compared with the same period in 2002.

   Other Income and Expense

     For the twelve months ended December 31, 2003 and 2002, we received $7.2 million and $214.4 million, respectively, in non-recurring legal settlement proceeds related to raw material pricing litigation.

     Consolidated foreign currency gain increased $6.0 million for the twelve months ended December 31, 2003 to a gain of $2.9 million compared to a loss of $3.1 million for the twelve months ended December 31, 2002.

     We recognized gain of $5.0 million on the sale of marketable securities in the twelve months ended December 31, 2002.

   Impairment of Goodwill and Intangible Assets

     In October 2003, Numico entered into an agreement to sell GNCI for a purchase price that indicated a potential impairment of our long-lived assets. Accordingly, management initiated an evaluation of the carrying value of goodwill and indefinite-lived intangible assets as of September 30, 2003. As a result of this evaluation, an impairment charge of $709.4 million, pre-tax, was recorded for goodwill and other indefinite-lived intangibles in accordance with SFAS No. 142.

   Operating Income (Loss)

     Consolidated. Consolidated operating income (loss) as a percentage of sales was (44.4%) during the year ended 2003 compared to 4.6% during the same period of the prior year. Consolidated operating income decreased $701.0 million, generating a loss of $634.9 million during the twelve months ended December 31, 2003 compared with income of $66.1 million during the same period in 2002. For the 27 days ended December 31, 2003, we generated operating income of $3.4 million.

     Retail. Operating income decreased $1.1 million, or 1.3%, to $85.7 million during the twelve months ended December 31, 2003 compared to $86.8 million in the same period in 2002. Retail margins were down $15.2 million, primarily due to decreased sales of products containing ephedra, and sales mix changes. This decrease was offset with reduced spending in advertising of $12.8 million, reduced selling, general and administrative expenses of $7.1 million, and increased wages of $5.8 million.

     Franchise. Operating income increased $0.7 million, or 1.1%, to $66.1 million during the twelve months ended December 31, 2003 compared to $65.4 million in the same period in 2002. Franchise margins decreased $4.3 million, or 5.0%, as we provided additional incentives to our franchisees to purchase products at discounted prices. This margin decrease was offset with a decrease in selling, general and administrative expenses of $4.7 million, primarily due to a decrease in bad debt expense related to the franchisee receivables and note portfolio.

     Manufacturing/Wholesale. Operating income decreased $0.1 million, or 0.4%, to $25.7 million during the twelve months ended December 31, 2003 compared to $25.8 million in the same period in 2002.

     Warehousing & Distribution Costs. As reported in the cost of sales discussion, unallocated warehousing and distribution costs increased $3.8 million, or 9.4%, to $44.1 million for the twelve months ended December 31, 2003 compared to $40.3 million during the same period in 2002.

     Corporate Costs. Operating expense increased $6.5 million or 10.2% to $70.4 million during the twelve months ended December 31, 2003 compared to $63.9 million in the same period in 2002. The primary reason for this increase was an increase in change in control, retention, and incentive expense and health insurance costs in 2003.

     Other. Other costs increased $690.2 million, to $697.9 million during the twelve months ended December 31, 2003, compared to $7.7 million in the same period in 2002. Included in these costs were $709.4 and $222.0 million impairment charges for 2003 and 2002, respectively, and $7.2 million and $214.4 million income in 2003 and 2002, respectively, for settlement income related to a raw material pricing settlement.

   Interest Expense

     Consolidated interest expense decreased $12.4 million, or 9.1%, to $123.9 million during the twelve months ended December 31, 2003 compared to $136.3 million during the same period in 2002. This decrease was primarily due to a reduced outstanding principal balance of $1,750.0 million at December 4, 2003 compared to $1,825.0 million in 2002, and a new debt structure after the Acquisition of GNCI by Apollo on December 5, 2003. The actual interest expense for the 27 days ended December 31, 2003 was $2.8 million. If the Numico debt of $1,750.0 million had remained in place for those 27 days, interest expense would have been $9.7 million for the 27 days ended December 31, 2003.

   Income Tax Benefit (Expense)

     We recognized a $174.3 million consolidated income tax benefit during the twelve months ended December 31, 2003 and a $1.0 million income tax expense during the twelve months ended December 31, 2002. The increased benefit recognized was primarily due to the additional impairment of deductible intangible assets recognized during the period. Additionally, differences between the federal statutory tax rate and our effective tax rate were primarily due to the impairment of non-deductible goodwill and a valuation allowance against interest expense.

   Loss from Cumulative Effect of Accounting Change

     We adopted SFAS No. 142 on January 1, 2002, which requires that goodwill and other intangible assets with indefinite lives no longer be subject to amortization, but instead are to be tested at least annually for impairment. Upon adoption of SFAS No. 142, we recorded a one-time, non-cash charge of $889.7 million, net of tax, to reduce the carrying amount of goodwill and other intangibles to their implied fair value. The impairment resulted from several factors, including the declining performance by us and the overall industry, increased competition, diminished contract manufacturing growth, and differences in the methods of determining impairments under SFAS No. 142 compared to the previously applicable guidance.

   Net (Loss) Income

     As a result of the foregoing, consolidated net loss for the twelve months ended December 31, 2003 decreased $376.4 million to a net loss of $584.5 million compared to a net loss of $960.9 million for the twelve months ended December 31, 2002. For the 27 day period subsequent to the Acquisition of the Company by Apollo which ended December 31, 2003, we generated net income of $0.4 million.

   Other Comprehensive Income (Loss)

     We recognized $1.9 million in income in the twelve months ended December 31, 2003 compared to a $1.8 million loss in the twelve months ended December 31, 2002. The entire $1.9 million of income during the twelve months ended December 31, 2003 is a result of foreign currency translation adjustments related to the investment in our Canadian subsidiary and receivables due from such subsidiary. During the twelve months ended December 31, 2002, unrealized loss in marketable equity securities of $3.3 million was recognized, net of tax benefit of $1.2 million, and an additional $0.3 million in currency exchange translation income.

Liquidity and Capital Resources

     At December 31, 2004, we had $85.1 million in cash and cash equivalents and $282.5 million in working capital compared with $33.2 million in cash and cash equivalents and $200.1 million in working capital at December 31, 2003. The $82.4 million increase in working capital was primarily driven by an accumulation of cash from operations, and reductions in current maturities due to the change of our capital structure as a result of the Acquisition.

   Cash Provided by Operating Activities

     Historically, we have funded our operations through internally generated cash. Cash provided by operating activities was $83.5 million, $97.6 million, and $111.0 million during the twelve months ended December 31, 2004, 2003, and 2002, respectively. The primary reason for the change in each year was changes in working capital accounts. In 2004, inventory increased $24.7 million, a result of increasing our finished goods and bulk inventory and a decrease in our reserves. Franchise notes receivable decreased $11.6 million in 2004, a result of payments on existing notes and fewer franchise store openings than in prior years. Accrued liabilities decreased $22.6 million in 2004, primarily a result of (1) reductions of incentives, change of control payments, and other payroll accruals of $6.5 million, (2) reduction in accruals for management fees of $7.5 million, (3) a reduction in our store closing accrual of $7.7 million, and (4) a reduction in our sales return allowance and other accounts of $0.9 million. Receivables decreased in 2003 due to the receipt of $134.8 million in January 2003 from legal settlement proceeds relating to raw material pricing litigation, offset by $70.6 million related to the settlement at December 4, 2003 of a receivable due from Numico, which was generated from periodic cash sweeps by our former parent since the beginning of 2003. Receivables increased $132.6 million in 2002 primarily due to the recording of a raw material pricing settlement receivable of $134.8 million. Accounts payable increased in 2002 due to the recording of various amounts due from GNCI to Numico, and an affiliated purchasing subsidiary, Nutraco.

   Cash Used in Investing Activities

     We used cash from investing activities of approximately $27.0 million, $771.5 million, and $44.5 million for the twelve months ended December 31, 2004, 2003, and 2002, respectively. We used $738.1 million to acquire GNCI from Numico in 2003. This $738.1 million was reduced by approximately $12.7 million for a purchase price adjustment received in April, 2004, and increased by $7.8 million for other acquisition costs, for a net purchase price of $733.2 million. The remaining primary use of cash in each year was for improvements to the retail stores and on-going improvements at our manufacturing facility. Capital expenditures decreased $4.5 million in 2004 compared to 2003. The decrease in cash used for investing activities in the twelve months ended December 31, 2003 compared to the same period in 2002 was the result of a decrease of $19.1 million in capital expenditures in 2003 and the receipt of $7.4 million in proceeds from the sale of marketable securities in 2002. Capital expenditures were $28.3 million, $32.8 million, and $51.9 million during the twelve months ended December 31, 2004, 2003, and 2002, respectively.

   Cash Used in and Provided by Financing Activities

     We used cash in financing activities of approximately $4.5 million for the twelve months ended December 31, 2004. The primary uses of cash for the twelve months ended December 31, 2004 was for payments on long term debt of $3.8 million and for payment of financing fees related to the issuance of our Senior Subordinated Notes and a bank credit agreement amendment of $1.1 million. The primary use of cash in the period ended December 4, 2003 was principal payments on debt of Numico, of which we were a guarantor. For the 27 days ended December 31, 2003, the primary source of cash to fund the Acquisition was from borrowings under our senior credit facility of $285.0 million, proceeds from the issuance of shares of our Parent’s Common Stock of $177.5 million and of our Parent’s Series A Preferred Stock of $100.0 million, and proceeds from our issuance of the Senior Subordinated Notes of $215.0 million. We used cash in financing activities of approximately $44.3 million for the twelve months ended December 31, 2002, primarily used to repay debt to related parties.

     On January 18, 2005, the Company issued $150.0 million aggregate principal amount of Senior Notes, with an interest rate of 8 5/8%. The Company used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under its term loan facility. See the “Subsequent Events” note of the consolidated financial statements included elsewhere in this Report.

     In connection with the Acquisition, we entered into a senior credit facility consisting of a $285.0 million term loan facility and a $75.0 million revolving credit facility. We borrowed the full amount under the term loan facility in connection with the closing of the Acquisition. Borrowings under the senior credit facility bear interest at a rate per annum equal to (1) the higher of (x) the prime rate and (y) the federal funds effective rate, plus 0.5% per annum, or (2) the Eurodollar rate, plus in each case, an applicable margin, and in the case of revolving loans, such rates per annum may be decreased if our leverage ratio is decreased. In addition, we are required to pay an unused commitment fee equal to 0.5% per year. The term loan facility matures on December 5, 2009 and the revolving credit facility matures on December 5, 2008. The revolving credit facility allows for $50.0 million to be used as collateral for outstanding letters of credit, of which $8.0 million was used at December 31, 2004. At December 31, 2004, $67.0 million of this facility was available, after giving effect to the use of $8.0 million of the revolving credit facility to secure letters of credit. In general, the senior credit facility requires that certain net proceeds related to the sale of assets, insurance reimbursements, other proceeds and excess cash flow be used to pay down the outstanding balance. The senior credit facility contains normal and customary covenants including financial tests, (including maximum total leverage, minimum fixed charge coverage ratio and maximum capital expenditures) and places certain other limitations on us concerning our ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. See the “Long-Term Debt” Note of the consolidated financial statements included elsewhere in this Report.

     On December 5, 2003, the Company issued $215.0 million aggregate principal amount of the Senior Subordinated Notes in connection with the Acquisition. The Senior Subordinated Notes mature in 2010 and bear interest at the rate of 8 1/2 % per annum. In addition, our Parent’s Principal Stockholder and certain of our directors and members of senior management of the Company, made an equity contribution of $277.5 million in exchange for 29,566,666 shares of our Parent’s Common Stock and in the case of our Parent’s Principal Stockholder, 100,000 shares of Series A Preferred Stock of our Parent. The proceeds of the equity contribution were contributed to the Company to fund a portion of the Acquisition price. In addition, our Parent sold shares of its Common Stock for $200,000 to one of our outside directors shortly after consummation of the Acquisition and subsequently our Parent sold shares of its Common Stock for approximately $1.7 million to certain members of our management. The proceeds of all of such sales were contributed by the Company.

     The primary use of cash in the period ended December 4, 2003 was principal payments on debt related to Numico, of which we were a guarantor. The primary use of cash in the twelve months ended December 31, 2002, was for payments on debt to related parties. The increase in cash used in financing activities in 2002 is due to additional repayments on short-term debt due to related parties in 2002.

     We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $75.0 million revolving credit facility. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures, and working capital requirements. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.

   Capital Expenditures

     Capital expenditures were $28.3 million, $32.8 million and $51.9 million in 2004, 2003, and 2002, respectively. The primary use of cash in each year was for new stores and improvements to the retail stores, and on-going maintenance and improvements of our manufacturing facility. During 2002, we completed a $23.5 million store reset and upgrade program, $6.1 million of which was funded by our franchisees. Of the $17.4 million paid by us, $13.9 million was capitalized and $3.5 million was expensed.

Contractual Obligations

     The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2004:

	Payments due by period
		Less than
(in millions)	Total	1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term debt obligations (1)	$510.4	$3.9	$8.0	$276.3	$222.2
Scheduled interest payments (2)	184.7	35.0	69.3	62.5	17.9
Operating lease obligations (3)	401.0	105.2	155.8	83.1	56.9
Purchase obligations (4)	46.9	10.1	16.7	14.0	6.1

	$1,143.0	$154.2	$249.8	$435.9	$303.1

(1)	These balances consist of the following debt obligations: (a) $282.2 million for our senior credit facility, (b) $215.0 million for our Senior Subordinated Notes, (c) $13.2 million for our mortgage, and (d) less than $0.1 million for capital leases. See the “Long-Term Debt” Note of the consolidated financial statements included elsewhere in this Report.

(2)	These balances represent the interest that will accrue on the long-term obligations, which includes some variable debt interest payments, which are estimated using current interest rates. See the “Long-Term Debt” Note of the consolidated financial statements included elsewhere in this Report.

(3)	These balances consist of the following operating leases: (a) $377.7 million for company-owned retail stores, (b) $114.4 million for franchise retail stores, which is offset by $114.4 million of sublease income from franchisees, and $23.3 million relates to various leases for tractor/trails, warehouses and various equipment at our facilities. See the “Long-Term Lease Obligation” Note of the consolidated financial statements included elsewhere in this Report.

(4)	These balances consist of $32.7 million of advertising and inventory commitments, and $14.2 million management services agreement and bank fees. The management service agreement was made between the Company and Apollo Management V, L.P. In consideration of Apollo management services, the Company is obligated to pay an annual fee of $1.5 million for ten years commencing on December 5, 2003. See the “Related Party Transactions” Note of the consolidated financial statements included elsewhere in this Report. The Company also has a $0.1 million bank fee due annually.

     In addition to the obligations scheduled above, we have entered into employment agreements with certain executives that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances.

     On January 18, 2005, we issued $150.0 million aggregate principal amount of Senior Notes, with an interest rate of 8 5/8%. We used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under its term loan facility.

Off Balance Sheet Arrangements

     As of December 31, 2004 and 2003, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

     We have a balance of unused advertising barter credits on account with a third-party advertising agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with advertising credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (”APB”) APB No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we advertise through the bartering company. The credits can be used to offset the cost of cable advertising. As of December 31, 2004 and 2003, the available credit balance was $11.3 million, and $16.6 million, respectively. The barter credits are effective through April 1, 2006.

Effect of Inflation

     Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.

Critical Accounting Estimates

     You should review the significant accounting policies described in the notes to our consolidated financial statements under the heading ‘‘Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this Report. In particular:

     Use of Estimates. Certain amounts in our financial statements require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies are described in the notes to financial statements under the heading ‘‘Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this Report. Our critical accounting policies and estimates are described in this section. An accounting estimate is considered critical if:

•	the estimate requires management to make assumptions about matters that were uncertain at the time the estimate was made;

•	different estimates reasonably could have been used; or

•	changes in the estimate that would have a material impact on our financial condition or our results of operations are likely to occur from period to period.

Management believes that the accounting estimates used are appropriate and the resulting balances are reasonable. However, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

     Revenue Recognition. We operate primarily as a retailer, through company-owned and franchised stores, and to a lesser extent, as a wholesaler. We apply the provisions of Staff Accounting Bulletin No. 104, ‘‘Revenue Recognition.’’ We recognize revenues in our Retail segment at the moment a sale to a customer is recorded. Gross revenues are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s estimates after a review of historical customer returns. We recognize revenues on product sales to franchisees and other third parties when the risk of loss, title and insurable risks have transferred to the franchisee or third-party. We recognize revenues from franchise fees at the time a franchised store opens or at the time of franchise renewal or transfer, as applicable. The majority of our retail revenues are received as cash or cash equivalents. The majority of our franchise revenues are billed to the franchisees with varying terms for payment. An allowance for receivables due from third parties is recorded, as necessary, based on facts and circumstances.

     Inventories. Where necessary, we provide estimated allowances to adjust the carrying value of our inventory to the lower of cost or net realizable value. These estimates require us to make approximations about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation and rapid changes in demand for new and improved products or services.

     Accounts Receivables and Allowance for Doubtful Accounts. We offer financing to qualified domestic franchisees with the initial purchase of a franchise location. The notes are demand notes, payable monthly over periods of five to seven years. We also generate a significant portion of our revenue from ongoing product sales to franchisees and third-party customers. An allowance for doubtful accounts is established based on regular evaluations of our franchisees’ and third-party customers’ financial health, the current status of trade receivables and any historical write-off experience. We maintain both specific and general reserves for doubtful accounts. General reserves are based upon our historical bad debt experience, overall review of our aging of accounts receivable balances, general economic conditions of our industry or the geographical regions and regulatory environments of our third-party customers and franchisees.

     Impairment of Long-Lived Assets. Long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically by us for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted future cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. These estimates of cash flow require significant management judgment and certain assumptions about future volume, revenue and expense growth rates, foreign exchange rates, devaluation and inflation. As such, this estimate may differ from actual cash flows.

     Self-Insurance. Prior to the Acquisition, GNCI was included as an insured under several of Numico’s global insurance policies. Subsequent to the Acquisition, we procured insurance independently for such areas as general liability, product liability, director and officer liability, property insurance, and ocean marine insurance. We are self-insured with respect to our medical benefits. As part of this coverage, we contract with national service providers to provide benefits to our employees for all medical, dental, vision and prescription drug services. We then reimburse these service providers as claims are processed from our employees. We maintain a specific stop loss provision of $200,000 per incident with a maximum limit of up to $2.0 million per participant, per benefit year, respectively. We have no additional liability once a participant exceeds the $2.0 million ceiling. Our liability for medical claims is included as a component of accrued payroll and related liabilities and was $2.6 million and $3.0 million as of December 31, 2004 and December 31, 2003, respectively. We are also self-insured for worker’s compensation coverage in the State of New York with a stop loss of $250,000. Our liability for worker’s compensation in New York was not significant as of December 31, 2004 and December 31, 2003. We are also self-insured for physical damage to our tractors, trailers and fleet vehicles for field personnel use. We also are self-insured for any physical damages that may occur at the corporate store locations. Our associated liability for this self-insurance was not significant as of December 31, 2004 and December 31, 2003.

     Goodwill and Indefinite-Lived Intangible Assets. On an annual basis, we perform a valuation of the goodwill and indefinite lived intangible assets associated with our operating segments. To the extent that the fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, we write down the value of the asset. The valuation of the goodwill and indefinite-lived intangible assets is affected by, among other things, our business plan for the future, and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets result in an impact on their valuation.

     Historically, we have recorded impairments to our goodwill and intangible assets based on declining financial results and market conditions. The most recent valuation was performed at October 1, 2004, and no impairment was found. At September 30, 2003, we evaluated the carrying value of our goodwill and intangible assets, and recorded an impairment charge accordingly. See the “Goodwill and Intangible Assets” note in our consolidated financial statements included elsewhere in this Report. Based upon our improved capitalization of our financial statements subsequent to the Acquisition, the stabilization of our financial condition, our anticipated future results based on current estimates and current market conditions, we do not currently expect to incur additional impairment charges in the near future.

     Lease Accounting Correction. Like other companies in the retail industry, we recently reviewed our accounting practices and policies with respect to leasing transactions. Following this review, we have corrected an error in our prior lease accounting practices to conform the period used to determine straight-line rent expense for leases with option periods with the term used to amortize improvements. The Company has recorded a one-time non-cash rent charge of $0.9 million pre-tax, ($0.6 million after tax) in the fourth quarter of 2004. The charge was cumulative and primarily related to prior periods. As the correction relates solely to accounting treatment, it does not affect historical or future cash flows or the timing of payments under the related leases. The effect on our current or prior results of operations, cash flows and financial position is immaterial.

Recently Issued Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this statement for fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and currently is evaluating the effects of this statement on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s consolidated financial statements or results of operations.

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS No. 123® sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS No. 123® is applicable for all interim and fiscal periods beginning after June 15, 2005. As we are not a public entity as defined by SFAS No. 123®, this statement is not effective for the Company until the beginning the third quarter of fiscal year 2005. The adoption of this statement is not expected to have a significant impact on our consolidated financial statements or results of operations.

     In October 2004, the American Jobs Creation Act of 2004 (“AJC”) became effective in the U.S. Two provisions of the AJC may impact the Company’s provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (“QPA”) and Foreign Earnings Repatriation (“FER”).

     The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the AJC provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009. However, the AJC also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to the Company. Due to the interaction of the provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision for income taxes has not been determined at this time. The FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the AJC of 2004, in December 2004. FSP No. 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

     The FER provision of the AJC provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the AJC. In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJC of 2004. FSP No. 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods, as appropriate.

     In March, 2004, the Emerging Issues Task Force issued (“EITF”) No. 03-6, ‘‘Participating Securities and the Two-Class Method under FASB Statement No. 128’’. This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF No. 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. This statement is effective for reporting periods beginning after March 31, 2004. The adoption of this statement is not expected to have an impact on our financial statement presentation.

     In May 2003, the FASB issued SFAS No. 150 ‘‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’’ This statement clarifies and defines how certain financial instruments that have both the characteristics of liabilities and equity be accounted for. Many of these instruments that were previously classified as equity will now be recorded as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and must be adopted for financial statements issued after June 15, 2003. As of December 31, 2003, we have not identified any financial instruments that fall within the scope of SFAS No. 150, thus the adoption of SFAS No. 150 did not have a material impact on the accompanying consolidated financial statements or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Foreign Exchange Rate Market Risk. We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchase and services that are denominated in currencies other than the U.S. dollar. The primary currencies to which we are exposed to fluctuations are the Canadian Dollar and the Australian Dollar. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the periods presented.

     Interest Rate Market Risk. A portion of our debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. As of December 31, 2004, we had fixed rate debt of $228.2 million and variable rate debt of $282.2 million. We have not entered into futures or swap contracts at this time. Based on our variable rate debt balance as of December 31, 2004, a 1% change in interest rates would increase or decrease our annual interest cost by $2.8 million.

     On January 18, 2005, we issued $150.0 million aggregate principal amount of Senior Notes, with an interest rate of 8 5/8%. We used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under its term loan facility. The positive effect on our interest rate risk from the issuance of Senior Notes is not reflected in numbers above and would increase our fixed rate debt by $150.0 million and decrease our variable rate date by $185.0 million.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	53

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2004	55

Consolidated Statements of Operations and Comprehensive Income for year ended December 31, 2002, for the periods from January 1, 2003 through December 4, 2003, the 27 days ended December 31, 2003 and for year ended December 31, 2004	56

Consolidated Statements of Stockholders’ (Deficit) Equity for year ended December 31, 2002, for the periods from January 1, 2003 through December 4, 2003, the 27 days ended December 31, 2003 and for year ended December 31, 2004	57

Consolidated Statements of Cash Flows for year ended December 31, 2002, the period from January 1, 2003 through December 4, 2003, the 27 days ended December 31, 2003 and for year ended December 31, 2004	58

Notes to Consolidated Financial Statements	59

Report of Independent Registered Public Accounting Firm

To the Supervisory Board of Royal Numico N.V.
and the Stockholder of General Nutrition Companies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of General Nutrition Companies, Inc., and its subsidiaries (the “Company”) for the period from January 1, 2003 through December 4, 2003, and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 1, 2004

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
General Nutrition Centers, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of GNC Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from December 5, 2003 though December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 29, 2005

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2003	2004
Current assets:
Cash and cash equivalents	$33,176	$85,161
Receivables, net (Note 3)	87,984	70,013
Inventories, net (Note 4)	256,000	272,254
Deferred tax assets, net (Note 5)	15,946	14,133
Other current assets (Note 6)	27,480	35,775

Total current assets	420,586	477,336

Long-term assets:
Goodwill (Note 7)	83,089	78,585
Brands (Note 7)	212,000	212,000
Other intangible assets, net (Note 7)	32,667	28,652
Property, plant and equipment, net (Note 8)	201,280	195,409
Deferred financing fees, net	19,796	18,130
Deferred tax assets, net (Note 5)	15,289	1,093
Other long-term assets (Note 9)	34,160	21,393

Total long-term assets	598,281	555,262

Total assets	$1,018,867	$1,032,598

Current liabilities:
Accounts payable (Note 10)	$102,926	$106,557
Accrued payroll and related liabilities (Note 11)	33,277	20,353
Accrued income taxes (Note 5)	438	—
Accrued interest (Note 13)	1,799	1,863
Current portion, long-term debt (Note 13)	3,830	3,901
Other current liabilities (Note 12)	78,271	61,162

Total current liabilities	220,541	193,836

Long-term liabilities:
Long-term debt (Note 13)	510,374	506,474
Other long-term liabilities	9,796	9,866

Total long-term liabilities	520,170	516,340

Total liabilities	740,711	710,176

Stockholder’s equity (Note 17):
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	277,500	278,258
Retained earnings	354	43,001
Accumulated other comprehensive income (Note 20)	302	1,163

Total stockholder’s equity	278,156	322,422

Total liabilities and stockholder’s equity	$1,018,867	$1,032,598

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	Predecessor		Successor
	Twelve months			Twelve months
	ended	Period ended	27 days ended	ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
Revenue	$1,424,976	$1,340,209	$89,288	$1,344,742

Cost of sales, including costs of warehousing, distribution and occupancy	969,908	934,860	63,580	895,235

Gross profit	455,068	405,349	25,708	449,507

Compensation and related benefits	245,165	234,990	16,719	229,957
Advertising and promotion	52,026	38,413	514	43,955
Other selling, general and administrative	86,048	70,938	5,098	73,728
Income from legal settlements	(214,409)	(7,190)	—	—
Foreign currency loss/(gain)	3,168	(2,895)	22	(290)
Impairment of goodwill and intangible assets (Note 7)	222,000	709,367	—	—

Operating income (loss)	61,070	(638,274)	3,355	102,157

Interest expense, net (Note 9)	136,353	121,125	2,773	34,432

Gain on sale of marketable securities	(5,043)	—	—	—

(Loss) income before income taxes	(70,240)	(759,399)	582	67,725

Income tax expense (benefit) (Note 5)	996	(174,478)	228	25,078

Net (loss) income before cumulative effect of accounting change	(71,236)	(584,921)	354	42,647

Loss from cumulative effect of accounting change, net of tax (Note 7)	(889,621)	—	—	—

Net (loss) income	(960,857)	(584,921)	354	42,647

Other comprehensive (loss) income (Note 20)	(1,853)	1,603	302	861

Comprehensive (loss) income	$(962,710)	$(583,318)	$656	$43,508

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s (Deficit) Equity
(in thousands, except share data)

					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholder’s
Predecessor	Shares	Dollars	Paid-in-Capital	Earnings	(Loss)/Income	(Deficit) Equity
Balance at December 31, 2002	100	$—	$690,955	$(1,183,231)	$(1,476)	$(493,752)

Net loss	—	—	—	(584,921)	—	(584,921)

Foreign currency translation adjustments	—	—	—	—	1,603	1,603

Balance at December 4, 2003	100	$—	$690,955	$(1,768,152)	$127	$(1,077,070)

Successor

GNC Corporation investment in General Nutrition Centers, Inc	100	$—	$277,500	$—	$—	$277,500

Net income	—	—	—	354	—	354

Foreign currency translation adjustments	—	—	—	—	302	302

Balance at December 31, 2003	100	$—	$277,500	$354	$302	$278,156

GNC Corporation investment in General Nutrition Centers, Inc	—	$—	$758	$—	$—	$758

Net income	—	—	—	42,647	—	42,647

Foreign currency translation adjustments	—	—	—	—	861	861

Balance at December 31, 2004	100	$—	$278,258	$43,001	$1,163	$322,422

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Predecessor		Successor
	Twelve months			Twelve months
	ended	Period ended	27 Days ended	ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(960,857)	$(584,921)	$354	$42,647
Depreciation expense	46,461	50,880	1,950	34,778
Loss from cumulative effect of accounting change, net of tax	889,621	—	—	—
Impairment of goodwill and intangible assets	222,000	709,367	—	—
Amortization of intangible assets	11,536	8,171	303	4,015
Amortization of deferred financing fees	—	—	224	2,772
Increase in provision for inventory losses	33,911	27,701	2,237	9,588
Changes in stock-based compensation	(2,030)	—	—	—
Stock appreciation rights compensation	—	4,347	—	—
Provision for losses on accounts receivable	5,285	1,953	767	1,828
Gain on sale of marketable securities	(5,043)	—	—	—
(Increase) decrease in net deferred taxes	(44,908)	(197,629)	(210)	24,154
Changes in assets and liabilities:
(Increase) decrease in receivables	(132,581)	57,933	2,119	1,590
(Increase) decrease in inventory, net	(11,695)	1,258	1,581	(24,658)
Decrease in franchise note receivables, net	8,069	1,546	1,326	11,572
Decrease (increase) in other assets	9,125	(5,597)	(4,950)	(5,740)
Increase (decrease) in accounts payable	18,800	(3,245)	(5,342)	3,855
Increase (decrease) in accrued taxes	25,541	5,638	438	(438)
Increase in interest payable	—	—	1,799	64
(Decrease) increase in accrued liabilities	(2,200)	15,466	2,092	(22,559)

Net cash provided by operating activities	111,035	92,868	4,688	83,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51,899)	(31,020)	(1,827)	(28,329)
Franchise store conversions	4,254	2,760	24	169
Store acquisition costs	(4,055)	(3,193)	(81)	(979)
Investments, loans and advances to investees	(200)	—	—	—
Acquisition of General Nutrition Companies, Inc	—	—	(738,117)	2,102
Proceeds from sale of marketable securities	7,443	—	—	—

Net cash used in investing activities	(44,457)	(31,453)	(740,001)	(27,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	—	—	277,500	758
(Decrease) increase in cash overdrafts	(1,112)	1,915	1,735	(347)
Payments on short-term debt - related party	(42,341)	—	—	—
Payments on long-term debt - related party	—	(91,794)	—	—
Payments on long-term debt - third parties	(847)	(887)	—	(3,828)
Borrowings from senior credit facility	—	—	285,000	—
Proceeds from senior subordinated notes	—	—	215,000	—
Deferred financing fees	—	—	(20,020)	(1,106)

Net cash (used in)/provided by financing activities	(44,300)	(90,766)	759,215	(4,523)

Effect of exchange rate on cash	175	12	(152)	77

Net increase (decrease) in cash	22,453	(29,339)	23,750	51,985
Beginning balance, cash	16,312	38,765	9,426	33,176

Ending balance, cash	$38,765	$9,426	$33,176	$85,161

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

     General Nature of Business. General Nutrition Centers Inc. (“GNC” or the “Company”), (f/k/a General Nutrition Centers Holding Company), a Delaware corporation, is a leading specialty retailer of vitamin, mineral and herbal supplements, diet and sports nutrition products and specialty supplements. The Company is also a provider of personal care and other health related products. The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products, and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail, Franchising and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico. Franchise stores are located in the United States and Canada and 37 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company also operates a smaller manufacturing facility in Australia. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (”FDA”), Federal Trade Commission (”FTC”), Consumer Product Safety Commission, United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

     Acquisition of the Company. In August 1999, General Nutrition Companies, Inc. (“GNCI”) was acquired by Numico Investment Corp. (“NIC”), which subsequent to the Acquisition, was merged into GNCI. NIC was a wholly owned subsidiary of Numico U.S. L.P., which was merged into Nutricia USA, Inc. (“Nutricia”) in 2000. Nutricia (now known as Numico USA, Inc.) is a wholly owned subsidiary of Koninklijke (Royal) Numico N.V. (“Numico”), a Dutch public company headquartered in Zoetermeer, Netherlands. The results of GNCI were reported as part of the consolidated Numico financial statements from August 1999 to December 4, 2003.

     On October 16, 2003, the Company entered into a purchase agreement (the “Purchase Agreement”) with Numico and Numico USA, Inc. to acquire 100% of the outstanding equity interest of GNCI from Numico USA, Inc. on December 5, 2003, (the “Acquisition”). The purchase equity contribution was made by GNC Investors, LLC (“GNC LLC”), an affiliate of Apollo Management LP (“Apollo”), together with additional institutional investors and certain management of the Company. The equity contribution from GNC LLC was recorded by our parent GNC Corporation (f/k/a General Nutrition Centers Holding Company), (our “Parent”). Our Parent utilized this equity contribution to purchase the investment in the Company. The Company is a wholly owned subsidiary of our Parent. The transaction closed on December 5, 2003 and was accounted for under the purchase method of accounting. The net purchase price was $733.2 million, which was paid from total proceeds via a combination of cash, and the proceeds from the issuance of our 8 1/2% Senior Subordinated Notes due 2010, (the “Senior Subordinated Notes”) and borrowings under a senior credit facility, and is summarized herein. Apollo and certain institutional investors, through GNC LLC and our Parent, contributed a cash equity investment of $277.5 million to the Company. In connection with the Acquisition, on December 5, 2003, the Company also issued $215.0 million aggregate principal amount of its Senior Subordinated Notes, resulting in net proceeds of $207.1 million. In addition, the Company obtained a new secured senior credit facility consisting of a $285.0 million term loan facility due in 2009 and a $75.0 million revolving credit facility due in 2008. The Company borrowed the entire $285.0 million under the term loan facility to fund a portion of the Acquisition price, which netted proceeds of $275.8 million. These total proceeds were reduced by certain debt issuance and other transaction costs. Subject to certain limitations in accordance with the Purchase Agreement, Numico and Numico USA, Inc. agreed to indemnify the Company on losses arising from, among other items, breaches of representations, warranties, covenants and other certain liabilities relating to the business of GNCI, arising prior to December 5, 2003 as well as any losses payable on connection with certain litigation including ephedra related claims. The Company utilized these proceeds to purchase GNCI, with the remainder of $19.8 million used to fund operating capital. At December 31, 2003, the Company had recorded $15.7 million receivable from Numico related to a working capital contingent purchase price adjustment and an estimated $3.0 million payable to Numico related to a tax purchase price adjustment. Subsequent to the Acquisition, in 2004, the Company received a cash payment of $15.7 million from Numico related to a working capital contingent purchase price adjustment and the Company remitted a payment to Numico of $5.9 million related to a tax purchase price adjustment.

     In conjunction with the Acquisition, fair value adjustments were made to the Company’s financial statements as of December 5, 2003. As a result of the Acquisition, fair values were assigned and the accompanying financial statements as of December 31, 2003 reflect adjustments made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Management considered among other analysis the results from an independent appraisal firm. The following table summarizes the fair values assigned at December 5, 2003 to the Company’s assets and liabilities in connection with the Acquisition.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fair value Opening Balance Sheet at December 5, 2003:

	Original	Adjusted
	December 5, 2003	December 5, 2003
	(in thousands)
Assets:
Current assets	$438,933	$449,376
Goodwill	83,089	78,582
Other intangible assets	244,970	244,970
Property, plant and equipment	201,287	201,287
Other assets	54,426	48,649

Total assets	1,022,705	1,022,864

Liabilities:
Current liabilities	217,033	217,192
Long-term debt	513,217	513,217
Other liabilities	14,955	14,955

Total liabilities	745,205	745,364

GNC Corporation investment in General Nutrition Centers, Inc.	$277,500	$277,500

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-K and
Regulation S-X.

     The accompanying financial statements for the periods prior to the Acquisition are labeled as “Predecessor” and the periods subsequent to the Acquisition are labeled as “Successor”.

     Successor

     The accompanying financial statements for the period from December 5, 2003 to December 31, 2003 and calendar year end December 31, 2004 include the accounts of the Company and its wholly owned subsidiaries. Included in this period are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect these adjustments had to cost of sales, depreciation and amortization expenses.

     Predecessor

     For the period from January 1, 2002 to December 4, 2003 the consolidated financial statements of GNCI were prepared on a carve-out basis and reflect the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The financial statements for this period reflected amounts that were pushed down from Nutricia and Numico in order to depict the financial position, results of operations and cash flows of GNCI based on these carve-out principles. In conjunction with the sale of GNCI to the Company, all related party term debt was settled in full. As a result of recording these amounts, the financial statements of GNCI may not be indicative of the results that would be presented if GNCI had operated as an independent, stand-alone entity. Refer to the following footnotes for further discussion of GNCI’s related party transactions with Nutricia, Numico and other related entities.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s normal reporting period is based on a 52-week calendar year. Therefore, the Predecessor results of operations presented in the accompanying audited financial statements for the period from January 1, 2003 to December 4, 2003 are not necessarily indicative of the results that would be expected for the full reporting year.

     Certain reclassifications have been made to the financial statements to ensure consistency in reporting and conformity between prior year and current year amounts.

Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20 to 50 percent. Investment ownership of less than 20 percent is accounted for on the cost method. All intercompany transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

     Revenue Recognition. The Company operates predominately as a retailer, through Company-owned and franchised stores, and to a lesser extent through wholesale operations. For all years and period presented herein, the Company has complied with and adopted Securities and Exchange Commission (“the SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”.

     The Retail segment recognizes revenue at the moment a sale to a customer is recorded. These revenues are recorded via the Company’s point of sale system. Gross revenues are netted (decreased) by actual customer returns and an allowance for expected customer returns. The Company records a reserve for expected customer returns based on management’s estimate, which is derived from historical return data. Revenue is deferred on sales of the Company’s Gold Cards and subsequently amortized over 12 months. The length of the amortization period is determined based on matching the discounts associated with the Gold Card program to the revenue deferral during the twelve month membership period. For an annual fee, the card provides customers with a 20% discount on all products purchased, both on the date the card is purchased and certain specified days of every month. The Company also defers revenue for sales of gift cards until such time the gift cards are redeemed for products.

     The Company’s Franchise segment generates revenues through franchise product sales to franchisees, royalties, and interest income on the financing of the franchise locations. See the following footnote, “Franchise Revenue”. The franchisees purchase a majority of the products they sell from the Company at wholesale prices. Revenue on product sales to franchisees is recognized when risk of loss, title and insurable risks have transferred to the franchisee. Franchise fees are recognized by the Company at the time of a franchise store opening. Interest on the financing of franchisee notes receivable is recorded as it becomes due and payable. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 01-6, “Accounting by Certain Entities That Lend to or Finance the Activities of Others”, the franchisee financing activity is further discussed in the following footnote, “Other Long-Term Assets.” Gains from the sale of company-owned stores to franchisees are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. This standard requires gains on sales of corporate stores to franchisees to be deferred until certain criteria are satisfied regarding the collectibility of the related receivable and the seller’s remaining obligations. Remaining sources of franchise income, including royalties, are recognized as earned.

     The Manufacturing/Wholesale segment sells product primarily to the other Company segments, third-party customers and historically to certain related parties. Revenue is recognized when risk of loss, title and insurable risks have transferred to the customer. All intercompany transactions have been eliminated in the enclosed consolidated financial statements.

     The Company also has a consignment arrangement with certain customers and revenue is recognized when products are sold to the ultimate customer.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Vendor Allowances. The Company receives allowances from various vendors based on either sales or purchase volumes. In accordance with Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, the Company has properly included this consideration received from vendors in cost of sales.

     Distribution and Shipping Costs. The Company charges franchisees and third-party customers shipping and transportation costs and reflects these charges in revenue. The unreimbursed costs that are associated with these charges are included in cost of sales.

     Research and Development. Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recorded $1.7 and $0.1 million in research and development costs for the twelve months ended December 31, 2004 and the 27 days ended December 31, 2003, respectively. GNCI recorded research and development amounts charged by Numico directly to expense during the Predecessor period. Research and development costs, recorded by GNCI, for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002 were $5.2 million and $6.0 million, respectively. These costs are included in Other selling, general and administrative costs in the accompanying financial statements. See the following footnote, “Related Party Transactions.”

     Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. Cash requirements are met utilizing funds provided by the Company’s operations. Overnight investments in certain sweep accounts generate interest income earned from cash.

     Investment Securities. The Company’s investments consisted of equity securities that were classified as available-for-sale. In accordance with SFAS No. 115, “Accounting for Certain Investments for Debt and Equity Securities”, these securities were stated at fair value based on quoted market prices. Unrealized gains and losses were recorded, net of applicable taxes, as a separate component of stockholder’s equity (deficit) in other comprehensive income. The investment represented stock purchased, in July 1999, in connection with a business cooperation agreement with a leading on-line drugstore entity. In accordance with an agreement entered into at the time of the investment, the shares were subject to a mandatory holding period that prohibited the immediate sale of the stock. For the year ended December 31, 2002, a pre-tax gain of $5.0 million was recognized upon the sale of all of the investment securities.

     Inventories. Cost is determined using a standard costing system which approximates actual costs. Inventories are stated at the lower of cost or market on a first in/first out (“FIFO”) basis. Inventory components consist of raw materials, finished product and packaging supplies. The Company reviews its inventory levels in order to identify slow moving and short dated products, expected length of time for product sell through and future expiring product. Upon analysis, the Company has established certain valuation allowances to reserve for such inventory. When allowances are considered necessary, after such reviews, the inventory balances are adjusted and reflected net in the accompanying financial statements.

     Accounts Receivable and Allowance for Doubtful Accounts. The Company sells product to its franchisees and, to a lesser extent, various third parties. See the following footnote, “Receivables”, for the components of accounts receivable. To determine the allowance for doubtful accounts, factors that affect collectibility from the Company’s franchisees or customers include their financial strength, payment history, reported sales and the overall retail economy. The Company establishes an allowance for doubtful accounts for franchisees based on an assessment of the franchisees’ operations which includes analysis of their current year to date operating cash flows, retail sales levels, and status of amounts due to the Company, such as rent, interest and advertising. An allowance for international franchisees is calculated based on unpaid, unsecured amounts associated with their receivable balance. An allowance for receivable balances due from third parties is recorded, if considered necessary, based on facts and circumstances. These allowances are deducted from the related receivables and reflected net in the accompanying financial statements.

     Notes Receivable. The Company offers financing to qualified franchisees in connection with the initial purchase of a franchise store. The notes offered by the Company to its franchisees are demand notes, payable monthly over a period ranging from five to seven years. Interest accrues principally at an annual rate that ranges from 11.25% to 13.75%, based on the amount of initial deposit, and is payable monthly. Allowances for these receivables are recorded in accordance with the Company’s policy described in the Accounts Receivable and Allowance for Doubtful Accounts policy.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Property, Plant and Equipment. Property, plant and equipment expenditures are recorded at cost. Depreciation and amortization are recorded using the straight-line method over the estimated useful life of the property. Fixtures are depreciated over three to eight years, and equipment is generally depreciated over ten years. Computer equipment and software costs are generally depreciated over three years. Amortization of improvements to retail leased premises is recorded using the straight-line method over the estimated useful life of the improvements, or over the life of the related leases including renewals that are reasonably assured, whichever period is shorter. Buildings are depreciated over 40 years and building improvements are depreciated over the remaining useful life of the building. The Company records tax depreciation in conformity with the provisions of applicable tax law.

     Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized in accordance with the policies outlined above. Repair and maintenance costs incurred in the normal operations of business are expensed as incurred. Gains from the sale of property, plant and equipment are recorded in current operations.

     The Company recorded depreciation expense of property, plant and equipment of $34.5 and $2.0 million for the twelve months ended December 31, 2004 and the 27 days ended December 31, 2003, respectively. GNCI recorded $50.9 and $46.5 million for the period ended December 4, 2003 and the twelve months ended December 31, 2002, respectively.

     Goodwill and Intangible Assets. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations after June 30, 2001 and provides guidance on the initial recognition and measurement of goodwill and intangible assets resulting from business combinations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company adopted SFAS No. 142 as of January 1, 2002. Prior to 2002, goodwill and other intangible assets were amortized over periods not exceeding 40 years. Other intangible assets with finite lives are amortized over periods not exceeding 20 years. The Company records goodwill upon the acquisition of franchisee stores when the acquisition price exceeds the fair value of the identifiable assets acquired and liabilities assumed of the store. This goodwill is accounted for in accordance with the above policy. See the following footnote, “Goodwill and Intangible Assets”.

     Impairment of Long-lived Assets. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”, and the provisions required by Accounting Principles Board Opinion (“APB”) No. 30, “Reporting Results of Operations and Discontinued Events and Extraordinary Items”. SFAS No. 144 is based on the framework established by SFAS No. 121, but also includes provisions requiring that assets held for sale, be presented separately in the consolidated balance sheet and broadens the reporting of discontinued operations. SFAS No. 144 was effective for the year beginning January 1, 2002. This standard requires that certain assets be reviewed for impairment and if impaired, be re-measured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     Advertising Expenditures. The Company recognizes advertising, promotion and marketing program expenses as they are incurred. Television production costs are recognized during the period the commercial initially airs. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising funds from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recorded $44.0 and $0.5 million in advertising expense for the twelve months ended December 31, 2004 and the 27 days ended December 31, 2003. GNCI recorded advertising expense of $38.4 million and $52.0 million for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively.

     The Company has a balance of unused advertising barter credits on accounts with a third-party advertising agency. The Company generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied the Company with advertising credits. The Company did not record a sale on the transaction as the inventory sold was for expiring products which were previously fully reserved for on the Company’s balance sheet. In accordance with APB 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when the Company advertises through the bartering company. The credits can be used to offset the cost of cable advertising. As of December 31, 2004, 2003, and 2002, the available credit balance was $11.3 million, $16.6 million and $18.8 million, respectively. Any barter credits not earmarked for future advertising commitments, will expire on April 1, 2006.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Leases. The Company has various operating leases for company-owned and franchised store locations and equipment. Store leases generally include amounts relating to base rental, percent rent and other charges such as common area maintenance fees and real estate taxes. Periodically, the Company receives varying amounts of reimbursements from landlords to compensate the Company for costs incurred in the construction of stores. These reimbursements are amortized by the Company as an offset to rent expense over the life of the related lease. The Company leases its warehouse facilities in Pennsylvania and Arizona. The Company also has operating leases for their fleet of distribution tractors and trailers and fleet of field management vehicles. The expense associated with leases that have escalating payment terms is recognized on a straight-line basis over the life of the lease. We also lease a 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing, and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to “fee-in-lieu-of-taxes” arrangements with the counties in which the facilities are located, but the Company retains the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. As part of a tax incentive arrangement, the Company assigned the facilities to the counties and leases them back under operating leases. The Company leases the facilities from the counties where located, in lieu of paying local property taxes. Upon exercising its right to purchase the facilities back from the counties, the Company will be subject to the applicable taxes levied by the counties. In accordance with SFAS No. 98, ‘‘Accounting for Leases’’, the purchase option in the lease agreements prevent sale-leaseback accounting treatment. As a result, the original cost basis of the facilities remain on the balance sheet and continue to be depreciated. We also lease a 210,000 square foot distribution center in Leetsdale, Pennsylvania and an 112,000 square foot distribution center in Phoenix, Arizona. We conduct additional manufacturing that we perform for wholesalers or retailers of third-party products, as well as certain additional warehousing at a leased facility located in New South Wales, Australia. In addition, we also have a minimal amount of leased office space in California, Florida, Delaware and Illinois. See the following note, “Long-Term Lease Obligations.”

     Lease Accounting Correction. Like other companies in the retail industry, we recently reviewed our accounting practices and policies with respect to leasing transactions. Following this review, we have corrected an error in our prior lease accounting practices to conform the period used to determine straight-line rent expense for leases with option periods with the term used to amortize improvements. The Company has recorded a one-time non-cash rent charge of $0.9 million pre-tax, ($0.6 million after tax) in the fourth quarter of 2004. The charge was cumulative and primarily related to prior periods. As the correction relates solely to accounting treatment, it does not affect historical or future cash flows or the timing of payments under the related leases. The effect on our current or prior results of operations, cash flows and financial position is immaterial.

     Pre-Opening Expenditures. The Company recognizes the cost associated with the opening of new stores as incurred. These costs are charged to expense and are not material for the periods presented. Franchise store pre-opening costs are incurred by the franchisees.

     Deferred Financing Fees. Costs related to the financing of the senior credit facility and the Senior Subordinated Notes were capitalized and are being amortized over the term of the respective debt utilizing the interest and straight line method. Accumulated amortization for the year ended December 31, 2004 and 2003 is $3.0 million and $0.2 million.

     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. As prescribed by SFAS No. 109, the Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See the following note, “Income Taxes.”

     For the year ended December 31, 2004 the Company will file a consolidated federal income tax return. For state income tax purposes, the Company will file on both a consolidated and separate return basis in the states in which it conducts business. The Company filed in a consistent manner for the 27 days ended December 31, 2003.

     For the period January 1, 2003 to December 4, 2003 and the year ended December 31, 2002, GNCI was a member of a consolidated filing group for federal income tax purposes. The filing group included GNCI, Nutricia and two other U.S. based affiliates, Rexall Sundown, Inc. (“Rexall”) and Unicity Network, Inc. (“Unicity”), both also wholly owned by Numico. An informal tax sharing agreement existed among the members of the consolidated filing group that provided for each entity to be responsible for a portion of the consolidated tax liability equal to the amount that would have been determined on a separate return basis. The agreement also provided for each company to be paid for any decreases in the consolidated federal income tax liability resulting from the utilization of deductions, losses and credits from current or prior years that were attributable to each entity. The current and deferred tax expense for the period ended December 4, 2003 and the year ended December 31, 2002 are presented in the accompanying consolidated

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements and was determined as if GNCI were a separate taxpayer. For state income tax purposes, the Company files on both a consolidated and separate return basis in the states in which they conduct business. Amounts due to Numico for taxes were settled in conjunction with the Acquisition. According to the Purchase Agreement, Numico has agreed to indemnify the Company for any subsequent tax liabilities arising from periods prior to the Acquisition.

     Self-Insurance. Prior to the Acquisition, GNCI was included as an insured under several of Numico’s global insurance policies. Subsequent to the Acquisition, the Company has procured insurance independently for such areas as general liability, product liability, directors and officers liability, property insurance, and ocean marine insurance. The Company is self-insured with respect to its medical benefits. As part of this coverage, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $200,000 per incident with a maximum limit up to $2.0 million per participant, per benefit year, respectively. We have no additional liability once a participant exceeds the $2.0 million ceiling. The Company’s liability for medical claims is included as a component of accrued payroll and related liabilities and was $2.6 million and $3.0 million as of December 31, 2004 and December 31, 2003, respectively. The Company carries general product liability insurance with a deductible of $1.0 million per claim with an aggregate cap on retained losses of $10.0 million. The Company is self-insured for its worker’s compensation coverage in the State of New York with a stop loss of $250,000. The Company’s liability for worker’s compensation in New York was not significant as of December 31, 2004 and December 31, 2003. The Company is self-insured for physical damage to the Company’s tractors, trailers and fleet vehicles for field personnel use. The Company is self-insured for any physical damages that may occur at the corporate store locations. The Company’s associated liability for this self-insurance was not significant as of December 31, 2004 and December 31, 2003.

     Stock Compensation. In accordance with APB No. 25, “Accounting for Stock issued to Employees”, the Company accounts for stock-based employee compensation using the intrinsic value method of accounting. For the twelve months ended December 31, 2004 and the 27 days ended December 31, 2003, stock compensation represents shares of our Parent’s stock issued pursuant to the new GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (See the following note, “Stock-Based Compensation Plans.”) The Common Stock associated with this plan is not traded on any exchange. Stock compensation for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002 represents shares of Numico stock under the Numico 1999 Share Option Plan. SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-based Compensation”, prescribes that companies utilize the fair value method of valuing stock based compensation and recognize compensation expense accordingly. It does not require, however, that the fair value method be adopted and reflected in the financial statements. The Company has adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” by illustrating compensation costs in the following table.

     Had compensation costs for stock options been determined using the fair market value method of SFAS No. 123, the effect on net (loss) income for each of the periods presented would have been as follows:

	Predecessor		Successor
	Twelve months		27 Days	Twelve months
	ended	Period Ended	Ended	ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
	(in thousands)
Net (loss) income as reported	$(960,857)	$(584,921)	$354	$42,647
Less: total stock based employee compensation costs determined using fair value method, net of related tax effects	(657)	(215)	(560)	(873)

Adjusted net (loss) income	$(961,514)	$(585,136)	$(206)	$41,774

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Foreign Currency. For all foreign operations, the functional currency is the local currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of those operations, denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. In accordance with SFAS No. 130, “Reporting Comprehensive Income”, translation adjustments are recorded as a separate component of stockholders’ equity (deficit) in other comprehensive income. At December 31, 2004 and December 31, 2003, the accumulated foreign currency gain amount was $1.2 million and $0.3 million, respectively. Gains or losses resulting from foreign currency transactions are included in results of operations.

     Investment in Equity Investees. During 2000, GNCI made an investment of $1.0 million in a vitamin company. GNCI made additional advances of $8.0 million to this company during 2000 and 2001. These advances were comprised of $5.5 million in investments (see the following note, “Other Long-Term Assets”) and $3.5 million in accounts receivable. Due to subsequent changes in facts and circumstances, the Company assessed the realizability of this investment and established a reserve for the entire amount of the investment and advances in 2002. As of the Acquisition on December 5, 2003, no value was attributed to this investment.

New Accounting Pronouncements.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and currently is evaluating the effects of this statement on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s consolidated financial statements or results of operations.

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. SFAS No. 123(R) is applicable for all interim and fiscal periods beginning after June 15, 2005. As we are not a public entity as defined by SFAS 123(R) this statement is not effective for the Company until the beginning the third quarter of fiscal year 2005. The adoption of this statement is not expected to have a significant impact on our consolidated financial statements or results of operations.

     In October 2004, the American Jobs Creation Act of 2004 (“AJC”) became effective in the U.S. Two provisions of the AJC may impact the Company’s provision for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (“QPA”) and Foreign Earnings Repatriation (“FER”).

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the AJC provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009. However, the AJC also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to the Company. Due to the interaction of the provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision for income taxes has not been determined at this time. The FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the AJC of 2004, in December 2004. FSP No. 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

     The FER provision of the AJC provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the AJC. In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJC of 2004. FSP No. 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods, as appropriate.

     In May 2003, the FASB issued SFAS No. 150 ‘‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.’’ This statement clarifies and defines how certain financial instruments that have both the characteristics of liabilities and equity be accounted for. Many of these instruments that were previously classified as equity will now be recorded as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and must be adopted for financial statements issued after June 15, 2003. As of December 31, 2003, the Company has not identified any financial instruments that fall within the scope of SFAS No. 150, thus the adoption of SFAS No. 150 did not have a material impact on the accompanying consolidated financial statements or results of operations.

     In March, 2004, the EITF issued EITF No. 03-6, ‘‘Participating Securities and the Two-Class Method under SFAS No. 128’’. This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. This statement is effective for reporting periods beginning after March 31, 2004. The adoption of this statement is not expected to have an impact on our financial statement presentation.

NOTE 3. RECEIVABLES

     Receivables at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Trade receivables	$76,270	$69,884
Related party receivables	—	1,866
Contingent purchase price receivable	12,711	—
Other	6,747	5,477
Allowance for doubtful accounts	(7,744)	(7,214)

	$87,984	$70,013

     The Contingent purchase price receivable is per the Acquisition Purchase Agreement and was settled in 2004. See the following note, “Related Party Transactions.”

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVENTORIES

     Inventories at each respective period consisted of the following:

	December 31, 2003
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$235,984	$(15,319)	$220,665
Unpackaged bulk product and raw materials	35,615	(3,932)	31,683
Packaging supplies	3,652	—	3,652

	$275,251	$(19,251)	$256,000

	December 31, 2004
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$242,578	$(11,542)	$231,036
Unpackaged bulk product and raw materials	41,607	(3,019)	38,588
Packaging supplies	2,630	—	2,630

	$286,815	$(14,561)	$272,254

NOTE 5. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company’s deferred tax assets and liabilities at each respective period consisted of the following:

	December 31,			December 31,
	2003			2004
	(in thousands)
	Assets	Liabilities	Net	Assets	Liabilities	Net
Deferred tax:
Current assets (liabilities):
Operating reserves	$—	$—	$—	$2,958	$—	$2,958
Inventory capitalization	5,267	(664)	4,603	1,237	—	1,237
Deferred revenue	11,343	—	11,343	11,001	—	11,001
Prepaid expenses	—	—	—	—	(7,390)	(7,390)
Accrued worker compensation	—	—	—	2,906	—	2,906
Other	—	—	—	3,781	(360)	3,421

Total current	$16,610	$(664)	$15,946	$21,883	$(7,750)	$14,133

Non-current assets (liabilities):
Intangibles	$—	$(475)	$(475)	$—	$(4,080)	$(4,080)
Fixed assets	14,233	(2,604)	11,629	8,411	(2,465)	5,946
Other	4,280	(145)	4,135	2,753	(3,526)	(773)

Total non-current	$18,513	$(3,224)	$15,289	$11,164	$(10,071)	$1,093

Total net deferred taxes	$35,123	$(3,888)	$31,235	$33,047	$(17,821)	$15,226

     As of December 31, 2004 the Company believes, based on current available evidence, that future income will be sufficient to utilize the entire net deferred tax assets.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income tax expense/ (benefit) for all periods consisted of the following components:

	Predecessor		Successor
	Twelve months	Period	27 Days	Twelve months
	Ended	Ended	Ended	Ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
	(in thousands)
Current:
Federal	$43,637	$22,145	$420	$558
State	2,267	1,006	18	258
Foreign	—	—	—	108

	45,904	23,151	438	924

Deferred:
Federal	(40,856)	(218,770)	(202)	22,365
State	(4,052)	(12,904)	(8)	1,852
Foreign	—	—	—	(63)

	(44,908)	(231,674)	(210)	24,154

Valuation allowance	—	34,045	—	—

Income tax expense (benefit)	$996	$(174,478)	$228	$25,078

     The following table summarizes the differences between the Company’s effective tax rate for financial reporting purposes and the federal statutory tax rate.

	Predecessor		Successor
	Twelve months			Twelve months
	ended	Period ended	27 Days Ended	ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Increase/(decrease):
Goodwill amortization, impairment	(37.6%)	(9.6%)	—	—
State income tax, net of federal tax benefit	0.8%	0.5%	0.6%	2.4%
Other	0.4%	1.6%	3.6%	(0.4%)
Valuation allowance	—	(4.5%)	—	—

Effective income tax rate	(1.4%)	23.0%	39.2%	37.0%

     The effective tax rate as of December 4, 2003 primarily resulted from a valuation allowance on deferred tax assets associated with interest expense on the related party pushdown debt from Numico. The Company believed that it was unlikely that future taxable income will be sufficient to realize the tax assets associated with the interest expense on the related party pushdown debt from Numico. Thus, a valuation allowance was recorded.

     According to the Purchase Agreement, Numico has agreed to indemnify the Company for any subsequent tax liabilities arising from periods prior to the Acquisition.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER CURRENT ASSETS

     Other current assets at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Current portion of franchise note receivables	$7,635	$5,087
Less: allowance for doubtful accounts	(971)	(634)
Prepaid rent	11,525	11,316
Prepaid insurance	2,003	6,404
Other current assets	7,288	13,602

	$27,480	$35,775

NOTE 7. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS

     As described in the “Basis of Presentation and Summary of Significant Accounting Policies”, Goodwill and Intangible Assets, GNCI adopted SFAS No. 142 on January 1, 2002. As a result, for subsequent periods including the Successor period, the Company no longer amortizes goodwill and brands. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be subject to amortization, but instead are to be tested at least annually for impairment. To accomplish this, GNCI identified its reporting units and their respective carrying values based on the carrying value of the assets and liabilities underlying each. The Company initiated an evaluation of the carrying value if its goodwill and indefinite-lived intangible assets and also consulted with an independent appraisal firm to determine the fair value of each reporting unit and compare these values to the carrying value. The fair value of each reporting unit was estimated by discounting its projected future cash flows at an appropriately determined discount rate for GNCI. The carrying amount of each reporting unit exceeded its fair value upon adoption of the new standard, thus indicating a transitional impairment charge was necessary. The transitional impairment resulted from several factors including the declining performance of GNCI and the overall industry, increased competition and diminished contract manufacturing growth. Therefore, upon adoption of SFAS No. 142, GNCI recorded a one-time, non-cash charge of $1.06 billion (pre-tax) to reduce the carrying amount of goodwill and other intangibles to their implied fair value. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying financial statements.

     During 2002, deterioration in market conditions and financial results caused further decrease in expectations regarding growth and profitability. As of December 31, 2002, GNCI recorded an additional impairment charge of $222.0 million (pre-tax) for goodwill and other intangibles in accordance with SFAS No. 142.

     During 2003, increased competition from the mass market, negative publicity by the media on certain supplements, and increasing pressure from the Federal Trade Commission on the industry as a whole caused a further decrease in expectations regarding growth and profitability. Accordingly, management initiated an evaluation of the carrying value of its long-lived intangible assets. Management considered among other analysis the results from an independent appraisal firm as of September 30, 2003, and as a result, GNCI recorded an additional impairment charge of $709.4 million (pre-tax) for goodwill and other intangibles in accordance with SFAS No. 142.

     For the year ended December 31, 2004, the Company initiated its annual evaluation of the carrying value of its long-lived intangible assets. As a result of valuations performed, as of October 1, 2004, the Company did not have an impairment charge for goodwill and other intangibles in accordance with SFAS No. 142 for the year ended December 31, 2004. Management considered among other analysis the results from an independent appraisal firm.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As stated in the “Basis of Presentation and Summary of Significant Accounting Policies”, Acquisition of the Company section, fair value adjustments were made to the Company’s Successor financial statements as of December 5, 2003. The following table summarizes the Company’s goodwill activity, including the changes in the net book value of Goodwill arising from the acquisition.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Predecessor
Balance at December 31, 2002	$34,312	$210,906	$3,620	$248,838

Impairment	(34,312)	(199,435)	(3,620)	(237,367)

Goodwill recorded related to franchisee store purchases	914	—	—	914

Balance at December 4, 2003	$914	$11,471	$—	$12,385

Successor
Balance at December 5, 2003	$19,086	$63,563	$440	$83,089

Balance at December 31, 2003	$19,086	$63,563	$440	$83,089

Adjustments from contingent consideration	2,087	812	—	2,899

Purchase accounting adjustments	(3,547)	(3,855)	(1)	(7,403)

Goodwill balance at December 31, 2004	$17,626	$60,520	$439	$78,585

     Brand intangibles were previously amortized over 40 years. Upon the adoption of SFAS No. 142 on January 1, 2002, brands were assigned an indefinite life and are no longer subject to amortization.

     Intangible assets other than goodwill consisted of the following at each respective period. Differences in the cost basis of the intangibles between periods were primarily a result of impairment charges as previously discussed.

     At December 31, 2003, the Company had recorded $15.7 million receivable from Numico related to a working capital contingent purchase price adjustment and an estimated $3.0 million payable to Numico related to a tax purchase price adjustment.

		Retail	Franchise	Operating
	Gold Card	Brand	Brand	Agreements	Other	Total
	(in thousands)
Predecessor
Balance at December 31, 2002	$—	$360,000	$306,000	$68,221	$2,248	$736,469

Amortization expense	—	—	—	(6,873)	(1,298)	(8,171)
Impairment	—	(323,000)	(149,000)	—	—	(472,000)

Balance at December 4, 2003	$—	$37,000	$157,000	$61,348	$950	$256,298

Successor
Balance at December 5, 2003	$2,570	$49,000	$163,000	$30,400	$—	$244,970

Amortization expense	(85)	—	—	(218)	—	(303)

Balance at December 31, 2003	$2,485	$49,000	$163,000	$30,182	$—	$244,667

Amortization expense	(1,072)	—	—	(2,943)	—	(4,015)

Balance at December 31, 2004	$1,413	$49,000	$163,000	$27,239	$—	$240,652

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As stated in the “Nature of Business” note, “Acquisition of the Company” section, among other analysis the Company utilizing an independent appraisal firm, fair value adjustments were made to the Company’s financial statements as of December 5, 2003. In connection with the Acquisition, fair values were assigned to various other intangible assets. The Company’s brands were assigned a fair value representing the longevity of the Company name and general recognition of the product lines. The Gold Card program was assigned a fair value representing the underlying customer listing, for both the Retail and Franchise segments. The retail agreements were assigned a fair value reflecting the opportunity to expand the Company stores within a major drug store chain and on military facilities. A fair value was assigned to the operating agreements with the Company’s franchisees, both domestic and international, to operate stores for a contractual period. Fair values were assigned to the Company’s manufacturing and wholesale segments for production and continued sales to certain customers.

     The following table represents the gross carrying amount and accumulated amortization for each major intangible asset:

	December 31, 2003			December 31, 2004
		Accumulated	Carrying		Accumulated	Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(in thousands)
Brands - retail	$49,000	$—	$49,000	$49,000	$—	$49,000
Brands - franchise	163,000	—	163,000	163,000	—	163,000
Gold card - retail	2,230	(61)	2,169	2,230	(1,004)	1,226
Gold card - franchise	340	(24)	316	340	(153)	187
Retail agreements	8,500	(88)	8,412	8,500	(1,267)	7,233
Franchise agreements	21,900	(130)	21,770	21,900	(1,894)	20,006

	$244,970	$(303)	$244,667	$244,970	$(4,318)	$240,652

     The following table represents future estimated amortization expense of intangible assets with definite lives:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2005	$3,843
2006	3,457
2007	2,943
2008	2,894
2009	2,283
Thereafter	13,232

Total	$28,652

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Land, buildings and improvements	$59,445	$60,057
Machinery and equipment	56,673	66,162
Leasehold improvements	35,560	42,263
Furniture and fixtures	42,077	50,643
Software	8,964	10,970
Construction in progress	511	6

Total property, plant and equipment	$203,230	$230,101
Less: accumulated depreciation	(1,950)	(34,692)

Net property, plant and equipment	$201,280	$195,409

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     General Nutrition, Incorporated, a subsidiary of the Company, is a 50% limited partner in a partnership that owns and manages the building that houses the Company’s corporate headquarters. The Company occupies the majority of the available lease space of the building. The general partner is responsible for the operation and management of the property and reports the results of the partnership to the Company. The Company has consolidated the limited partnership, net of elimination adjustments, in the accompanying financial statements. No minority interest has been reflected in the accompanying financial statements as the partnership has sustained cumulative net losses from inception through December 31, 2004.

NOTE 9. OTHER LONG-TERM ASSETS

     Other assets at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Long-term franchise notes receivables	$30,078	$20,726
Long-term deposit	9,070	5,077
Other	1,287	—
Allowance for doubtful accounts	(6,275)	(4,410)

	$34,160	$21,393

     Included in long term deposits at December 31, 2003 are $4.4 million in cash collateralized letters of credit deposits, $4.0 million in cash collateral insurance deposits, and $0.6 million in other deposits.

     Annual maturities of the Company’s franchise receivables at December 31, 2004 are as follows:

Years ending December 31,	Receivables
(in thousands)
2005	$5,087
2006	5,275
2007	5,064
2008	3,481
2009	726
Thereafter	6,180

Total	$25,813

NOTE 10. ACCOUNTS PAYABLE

     Accounts payable at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Trade payables	$98,435	$102,413
Cash overdrafts	4,491	4,144

Total	$102,926	$106,557

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. ACCRUED PAYROLL AND RELATED LIABILITIES

     Accrued payroll and related liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Accrued payroll	$27,688	$15,201
Accrued taxes & benefits	5,589	5,152

Total	$33,277	$20,353

     During the year ended December 31, 2002, GNCI incurred a general reduction in force, primarily at the corporate headquarters. Severance costs associated with this reduction were $4.3 million and are reflected in compensation and related benefits in the accompanying financial statements. For the period January 1, 2003 to December 4, 2003, GNCI incurred $10.4 million in retention and severance costs primarily related to employees at the corporate headquarters. At December 4, 2003, the Company recorded an accrual of $8.7 million of retention payments for maintaining key management personnel related to the Acquisition. The remaining $2.0 million and $1.7 million resulted from corporate employees terminated in 2004 and 2003, respectively. Of this amount, $1.7 million was remaining as a liability as of December 31, 2004. These costs are reflected in compensation and related benefits in the accompanying financial statements.

     In conjunction with the Acquisition, certain senior executive officers and other non-senior executive employees of the Company were granted change in control and retention payments. As of December 31, 2003, $9.2 million was accrued by the Company in connection with such change in control and retention expense, of which $8.5 million was paid in January 2004. The remainder of these payments accrued ratably over six months beginning December 5, 2003 and were paid in June 2004. For the twelve months ended December 31, 2004, the Company paid $12.1 million in change in control and retention costs, which included the associated Company portion of FICA expense of $0.2 million. The Company was reimbursed for these payments by Numico, in accordance with the terms of the Purchase Agreement and, accordingly, these amounts were included in Accounts Receivable at December 31, 2003. These net costs are reflected in compensation and related benefits in the accompanying financial statements.

	Change in Control/
(in thousands)	Retention	Severance	Total
Predecessor
Balance at December 31, 2002	$—	$2,418	$2,418
Severance accruals	—	1,713	1,713
Severance payments	—	(3,207)	(3,207)
Change in control/retention accrual	8,673	—	8,673

Balance at December 4, 2003	$8,673	$924	$9,597

Successor
Severance accruals	$—	$1,400	$1,400
Change in control accrual	563	—	563
Severance payments	—	(126)	(126)

Balance at December 31, 2003	$9,236	$2,198	$11,434

Severance accruals	$—	$2,049	$2,049
Change in control accrual	2,911	—	2,911
Change in control/retention payments	(12,147)	—	(12,147)
Severance payments	—	(2,516)	(2,516)

Balance at December 31, 2004	$—	$1,731	$1,731

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. OTHER CURRENT LIABILITIES

     Other current liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Deferred revenue	$31,077	$29,298
Accrued occupancy	4,735	4,443
Accrued acquisition costs	7,750	—
Accrued store closing costs	7,600	—
Accrued worker compensation	5,083	7,854
Accrued taxes	6,018	6,977
Other current liabilities	16,008	12,590

Total	$78,271	$61,162

     Deferred revenue consists primarily of Gold Card and gift card deferrals. As of the date of the Acquisition, the Company had identified 117 underperforming stores that were scheduled to be closed and had established a store restructuring reserve for these stores. This reserve included costs associated with terminating leases for stores identified with this program. As of December 31, 2003 the balance of $7.6 million represented 117 stores scheduled to be closed in 2004. At December 31, 2004, only 98 of those stores were closed and the remaining reserve balance of $3.3 million was reversed against goodwill due to the remaining stores being removed from the store closure program.

NOTE 13. LONG-TERM DEBT

     In connection with the Acquisition, the Company entered into a new senior credit facility with a syndicate of lenders. Our Parent has guaranteed our obligations under the senior credit facility. The senior credit facility consists of a $285.0 million term loan facility and a $75.0 million revolving credit facility. To fund part of the Acquisition, the Company borrowed the entire $285.0 million under the term loan facility. This indebtedness has been guaranteed by our Parent, and its domestic subsidiaries. In addition, the senior credit facility is secured by first priority perfected security interests in primarily all of the Company’s assets and also the assets of the subsidiary guarantors, except that the capital stock of the first-tier foreign subsidiaries is secured only up to 65%. None of the $75.0 million revolving credit facility was utilized in the Acquisition. All borrowings under the senior credit facility bear interest at a rate per annum equal to either (a) the greater of the prime rate as quoted on the British Banking Association Telerate, and the federal funds effective rate plus one half percent per annum, plus in each case, additional margins of 2.0% per annum for both the term loan facility and the revolving credit facility, or (b) the Eurodollar rate plus additional margins of 3.0% per annum for both the term loan facility and the revolving credit facility. In addition to paying the above stated interest rates, the Company is also required to pay a commitment fee relating to the unused portion of the revolving credit facility at a rate of 0.5% per annum. The senior credit facility matures on December 5, 2009 and permits the Company to prepay a portion or all of the outstanding balance without incurring penalties. The revolving credit facility matures on December 5, 2008. The revolving credit facility allows for $50.0 million to be used as collateral for outstanding letters of credit, of which $8.0 million and $1.0 million was used at December 31, 2004 and December 31, 2003, respectively, leaving $67.0 million and $74.0 million, respectively, of this facility available for borrowing on such dates. Interest on the term loan facility is payable quarterly in arrears and at December 31, 2004 and 2003, carried an average interest rate of 5.4% and 4.2%, respectively. The senior credit facility contains customary covenants including financial tests, (including maximum total leverage, minimum fixed charge coverage ratio and maximum capital expenditures) and certain other limitations such as the Company’s and its subsidiaries ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. The senior credit facility also contains covenants requiring the Company to submit to each agent and lender certain audited financial reports within 90 days of each fiscal year end and certain unaudited statements within 45 days after the end of each quarter. The Company is also required to submit to the Administrative Agent monthly management sales and revenue reports. The Company believes that for the quarter ended December 31, 2004, it has complied with its covenant reporting and compliance requirements in all material respects.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In conjunction with the Acquisition, the Company also issued $215.0 million of its Senior Subordinated Notes. The Senior Subordinated Notes mature on December 1, 2010, and bear interest at the rate of 8 1/2% per annum, which is payable semi-annually in arrears on June 1 and December 1 of each year, beginning with the first payment due on June 1, 2004. Prior to December 1, 2006 the Company may redeem up to 35% of the aggregate principal amount at a redemption price of 108.50% of the principal amount, plus any accrued and unpaid interest. The Company may also redeem all or part of the Senior Subordinated Notes on or after December 1, 2007 according to the following redemption table, which includes the principal amount plus accrued and unpaid interest:

Period	Redemption Price
2007	104.250%
2008	102.125%
2009 and after	100.000%

     The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. The Senior Subordinated Notes contain customary covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness beyond certain levels, dispose of assets, grant liens on assets, make investments, acquisitions or mergers, and declare or pay dividends. The Senior Subordinated Notes also contain covenants requiring the Company to submit to the Trustee or holders of the notes certain financial reports that would be required to be filed with the SEC. Also, the Company is required to submit to the Trustee certain Compliance Certificates within 120 days of the fiscal year end.

     In accordance with the terms of the Senior Subordinated Notes agreement and the offering memorandum, these notes were required to be exchanged for publicly registered exchange notes within 250 days after the sale of these notes. As required, these notes were registered and the exchange offer was completed on September 16, 2004.

     Long-term debt at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Mortgage	$14,160	$13,190
Capital leases	44	35
Senior credit facility	285,000	282,150
Senior subordinated notes	215,000	215,000
Less: current maturities	(3,830)	(3,901)

Total	$510,374	$506,474

     At December 31, 2004, the Company’s total debt principal maturities are as follows:

	Mortgage		Senior
	Loan/Capital	Senior	Subordinated
	Leases	Credit Facility	Notes	Total
	(in thousands)
2005	$1,051	$2,850	$—	$3,901
2006	1,141	2,850	—	3,991
2007	1,195	2,850	—	4,045
2008	1,281	2,850	—	4,131
2009	1,373	270,750	—	272,123
Thereafter	7,184	—	215,000	222,184

	$13,225	$282,150	$215,000	$510,375

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to 1999, GNCI moved its corporate offices into a new building and financed the move with its internal cash and a credit facility. Subsequent to the move, in May of 1999, GNCI secured a mortgage through the 50% owned partnership that owns and manages the building. The original principal amount was $17.9 million, which carries a fixed annual interest rate of 6.95%, with principal and interest payable monthly over a period of 15 years. In conjunction with the Acquisition, the Company assumed the outstanding balance of this mortgage as part of the purchase price. The outstanding balance as of December 31, 2004 was $13.2 million.

     The Company’s net interest expense for each respective period is as follows:

	Predecessor		Successor
	Twelve months		27 Days	Twelve months
	ended	Period Ended	Ended	ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
	(in thousands)
Composition of interest expense:
Interest on mortgage	$1,078	$972	$72	$1,115
Interest on senior credit facility	—	—	1,111	13,485
Interest on senior subordinated notes	—	—	1,371	18,224
Interest on related party term loan	136,875	121,542	—	—
Deferred financing fees	—	—	224	2,772
Interest income — other	(1,600)	(1,389)	(5)	(1,164)

Interest expense, net	$136,353	$121,125	$2,773	$34,432

     Accrued interest at each respective period consisted of the following:

	December 31,	December 31,
	2003	2004
	(in thousands)
Accrued senior credit facility interest	$429	$340
Accrued subordinated notes interest	1,370	1,523

Total	$1,799	$1,863

Predecessor Debt:

     In connection with GNCI’s acquisition by Numico in August 1999, GNCI’s immediate parent, Nutricia, formerly Numico U.S. L.P., (“the borrower”) entered into a Loan Agreement with an affiliated financing company of Numico, Nutricia International B.V. (‘the lender”). The loan agreement provided that the lender make available to the borrower a term loan in a principal amount totaling $1.9 billion. The loan term was 10 years and was scheduled to mature on August 10, 2009. Interest accrued at a rate of 7.5% per annum, with interest payable semi-annually and principal payable annually in arrears. This loan was settled in full upon the Acquisition.

     GNCI was not a party to the Loan Agreement and had no assets collateralized by the agreement. GNCI was, however, a guarantor of the loan between Nutricia and the lender. GNCI had historically made both principal and interest payments indirectly to Numico through payments to Nutricia. Nutricia is a holding company with no operational sources of cash. Accordingly, the debt was pushed down to GNCI and was reflected as if GNCI had directly entered into the external loan agreement since inception.

     The Loan Agreement contained both affirmative and negative covenants related to Nutricia as the borrower requiring, among other items, minimum net worth and maximum leverage ratio. Nutricia had not been in compliance with these covenants. Additionally, Nutricia had failed to make a portion of the principal payments as scheduled, thus creating an event of default under the terms of the agreement. The lender had provided waivers for all events of default, had not required any acceleration of payment obligations and had waived all covenant requirements for the remaining term of the loan agreement. Additionally, GNCI’s ultimate parent, Numico, had provided a letter of support indicating its intention to fund GNCI’s operating cash flow needs, if required. In January 2003, GNCI remitted the $75.0 million principal payment that was due December 31, 2002 on behalf of Nutricia. Pursuant to the terms of the Purchase Agreement, GNCI’s guarantee of the loan between Nutricia and the lender was terminated upon consummation of the Acquisition. Accordingly, this debt was not assumed by us as part of the Acquisition.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

     The Company issues letters of credit as a guarantee of payment to third-party vendors in accordance with specified terms and conditions. It also issues letters of credit for various insurance contracts. From June 2001 to June 2003, GNCI funded these letters of credit through a $15.0 million facility with a local lender. Beginning in June, 2003, all letters of credit facilities were collateralized via a long term cash deposit account in GNCI’s name with the same local lender referred to above. At December 31, 2003, the outstanding balance under the letter of credit facility was $4.4 million. In the first quarter of 2004, the Company’s new revolving credit facility replaced the old letters of credit facilities and the $4.4 million deposit was returned to the Company. As of December 31, 2004 the Company may utilize up to $50.0 million of the $75.0 million revolving credit facility to secure letters of credit. The Company pays interest based on the aggregate available amount of the credit facility at a per annum rate equal to the applicable margin in effect with respect to the Eurodollar loan rate. As of December 31, 2004, this rate was 0.5%. The Company also pays an additional interest rate of 1/4 of 1% per annum on all outstanding letters of credit issued. As of December 31, 2004 and 2003, $8.0 million and $1.0 million, respectively, of the revolving credit facility was utilized to secure letters of credit.

NOTE 14. FINANCIAL INSTRUMENTS

     At December 31, 2004 and 2003, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and the accrued liabilities approximates their fair value because of the short maturity of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recorded according to Company policy. The carrying amount of the senior credit facility, Senior Subordinated Notes, and mortgage is considered to approximate fair value since it carries an interest rate that is currently available to the Company for issuance of debt with similar terms and remaining maturities. The Company determined the estimated fair values by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Cash and cash equivalents	$33,176	$33,176	$85,161	$85,161
Receivables	87,984	87,984	70,013	70,013
Long term franchise notes receivable current portion	6,664	6,664	4,453	4,453
Long term franchise notes receivable	23,803	23,803	16,316	16,316
Accounts payable	102,926	102,926	106,557	106,557
Long term debt	514,204	514,204	510,375	497,475

NOTE 15. LONG-TERM LEASE OBLIGATIONS

     The Company enters into operating leases covering its retail store locations. The Company is the primary lessor of the majority of all leased retail store locations and sublets the locations to individual franchisees. The leases generally provide for an initial term of between five and ten years, and may include renewal options for varying terms thereafter. The leases require minimum monthly rental payments and a pro rata share of landlord allocated common operating expenses. Most retail leases also require additional rentals based on a percentage of sales in excess of specified levels (“Percent Rent”). According to the individual lease specifications, real estate taxes, insurance and other related costs may be included in the rental payment or charged in addition to rent. Other lease expenses relate to and include transportation equipment, data processing equipment and distribution facilities.

     As the Company is the primary lessee for franchise store locations, it is ultimately liable for the lease payments to the landlord. The Company makes the payments to the landlord directly, and then bills the franchisee for reimbursement of this cost. If a franchisee defaults on its sub-lease and its sub-lease is terminated, the Company has in the past converted, and expects in the future to, convert any such franchise store into a corporate store and fulfill the remaining lease obligation.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The composition of the Company’s rental expense for all periods presented included the following components:

	Predecessor		Successor
	Twelve Months	Period Ended	27 Days Ended	Twelve Months
	Ended December 31,	December 4,	December 31,	Ended December 31,
	2002	2003	2003	2004
		(in thousands)
Retail stores:
Rent on long-term operating leases, net of sublease income	$101,261	$89,672	$7,104	$94,998
Landlord related taxes	14,311	13,927	1,065	12,951
Common operating expenses	27,626	27,443	1,920	27,097
Percent rent	8,696	7,751	507	8,943

	151,894	138,793	10,596	143,989
Truck fleet	5,475	5,451	366	4,943
Other	10,022	10,602	595	10,107

	$167,391	$154,846	$11,557	$159,039

     Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2004 are as follows:

	Company	Franchise
	Retail	Retail		Sublease
	Stores	Stores	Other	Income	Consolidated
			(in thousands)
2005	$98,642	$36,143	$6,594	$(36,143)	$105,236
2006	83,066	30,223	4,492	(30,223)	87,558
2007	64,864	22,374	3,379	(22,374)	68,243
2008	47,685	14,952	2,700	(14,952)	50,385
2009	31,308	6,348	1,400	(6,348)	32,708
Thereafter	52,119	4,371	4,777	(4,371)	56,896

	$377,684	$114,411	$23,342	$(114,411)	$401,026

NOTE 16. COMMITMENTS AND CONTINGENCIES

Litigation

     We are from time to time engaged in litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters. However, some of these matters are material and an adverse outcome in these matters could have a material impact on our financial condition and operating results.

     As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our financial condition and operating results. We currently maintain product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10 million per claim. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Ephedra (Ephedrine Alkaloids). As of December 31, 2004, we have been named as a defendant in 180 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.

     Pro-Hormone/Androstenedione. On July 29, 2001, five substantially identical class action lawsuits were filed in the state courts of the States of Florida, New York, New Jersey, Pennsylvania and Illinois against us and various manufacturers of products containing pro-hormones, including androstenedione:

•	Brown v. General Nutrition Companies, Inc., Case No. 02-14221-AB, Florida Circuit Court for the 15th Judicial Circuit Court, Palm Beach County;

•	Rodriguez v. General Nutrition Companies, Inc., Index No. 02/126277, New York Supreme Court, County of New York, Commercial Division;

•	Abrams v. General Nutrition Companies, Inc., Docket No. L-3789-02, New Jersey Superior Court, Mercer County;

•	Toth v. Bodyonics, Ltd., Case No. 003886, Pennsylvania Court of Common Pleas, Philadelphia County; and

•	Pio v. General Nutrition Companies, Inc., Case No. 2-CH-14122, Illinois Circuit Court, Cook County.

     On March 20, 2004, a similar lawsuit was filed in California (Guzman v. General Nutrition Companies, Inc., Case No. 04-00283). Plaintiffs allege that we have distributed or published periodicals that contain advertisements claiming that the various pro-hormone products promote muscle growth. The complaints allege that we knew the advertisements and label claims promoting muscle growth were false, but nonetheless continued to sell the products to consumers. Plaintiffs seek injunctive relief, disgorgement of profits, attorney’s fees and the costs of suit. All of the products involved in the cases are third-party products. We have tendered these cases to the various manufacturers for defense and indemnification. Based upon the information available to us at the present time, we believe that these matters will not have a material adverse effect upon our liquidity, financial condition or results of operations.

     California Wage Claim. On November 2, 2001, Matthew Capelouto, a former store manager in California, filed a putative class action lawsuit in the Superior Court of California, Orange County (Capelouto v. General Nutrition Corporation, Case No. 01-CC-00138). The lawsuit alleges that we misclassified store managers at our company-owned stores in California as exempt from overtime requirements and/or required them to work off the clock, and failed to pay them overtime, in violation of California’s wage and hour laws. On October 23, 2003, an amended complaint was filed, adding another named plaintiff, Lamar Wright, as well as claims for failure to provide required meal periods and rest periods for GNC managers at company-owned stores in California. On May 13, 2004, we entered into an agreement in principle to settle the claims of the putative class members, without admitting any liability, for a total payment of approximately $4.6 million, with the actual settlement of $4.2 million being paid in December 2004.

     Wage and Hour Claim. On or about May 10, 2004, seven former employees brought an action in the United States District Court for the Southern District of New York on behalf of themselves and a purported class of other similarly situated former employees employed by GNC within the last six years and who allegedly worked but were not paid overtime for hours worked in excess of 40 hours per week (Shockley v. General Nutrition Corporation, Case No. 04-CIV-2336). The complaint is brought under the federal Fair Labor Standards Act and New York State Labor Law. The plaintiffs seek actual damages, liquidated damages on claims asserted under the FLSA, an order enjoining GNC from engaging in the practices alleged in their complaint, and attorney’s fees and the costs of suit. On October 29, 2004, we entered into an agreement to settle the claims of the putative class members, without admitting any liability, for a total payment of $170,000, inclusive of class counsel’s attorneys’ fees and expenses. The settlement is subject to approval by the court and the plaintiffs’ class. Based on the information available to us at the present time, we believe that this matter will not have a material adverse effect upon our liquidity, financial condition or results of operations.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments

     The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled. Future commitments related to information technology equipment, services and maintenance agreements as of December 31, 2004 totaled $0.7 million and various purchase commitments with third-party vendors of $32.7 million. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

Contingencies

     Due to the nature of the Company’s business operations having a presence in multiple taxing jurisdictions, the Company periodically receives inquiries and/or audits from various state and local taxing authorities. Any probable and reasonably estimatable liabilities that may arise from these inquiries have been accrued and reflected in the accompanying financial statements. In conjunction with the Acquisition by Apollo, certain other contingencies will be indemnified by Numico. These indemnifications include certain legal costs associated with certain identified cases as well as any tax costs, including audit settlements, that would be for liabilities incurred prior to December 5, 2003.

NOTE 17. STOCKHOLDER’S EQUITY

     At December 31, 2004 the Company had 100 shares issued and outstanding, which were all held by our parent. In connection with the Acquisition by Apollo, on December 5, 2003, our Parent issued 29,566,666 shares of $.01 par value Common Stock. GNC Investors, LLC is the Principal Stockholder of GNC Corporation, and beneficially owns 96.28% of all outstanding stock at December 31, 2004. Officers, directors and management of the Company own the remaining stock outstanding.

NOTE 18. STOCK-BASED COMPENSATION PLANS

Stock Options

     On December 5, 2003 the Board of Directors of the Company (the “Board”) approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees as determined by the Board. The total number of shares of our Parent’s Common Stock reserved and available for the Plan is 4.0 million shares. The stock options generally vest over a four year vesting schedule and expire after seven years from date of grant. As of December 31, 2004 the number of stock options granted at fair value is 2.4 million. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of December 31, 2004.

     The following table outlines the total stock options granted, effective on December 31, 2004:

		Weighted Average	Weighted Average
	Total Options	Exercise Price	Fair Value
Granted effective December 5, 2003	2,604,974	$6.00	$2.40

Outstanding at December 31, 2003	2,604,974	6.00

Granted	362,020	6.00	1.23
Forfeited	(531,601)	6.00

Outstanding at December 31, 2004	2,435,393	6.00

     The Company has adopted the disclosure requirements of SFAS No. 123, but has elected to continue to measure compensation expense using the intrinsic value method for accounting for stock-based compensation as outlined by APB No. 25. In accordance with SFAS No. 123, pro forma information regarding net income is required to be disclosed as if the Company had accounted for its employee stock options using the fair value method of SFAS No. 123. Refer to the “Basis of Presentation and Summary of Significant Accounting Policies” for this disclosure. There were 914,298 options vested under the Plan at December 31, 2004.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fair value information for the Plan was estimated using the Black-Scholes option-pricing model based on the following assumptions for the options granted in 2004:

	2003	2004
Dividend yield	0.00%	0.00%
Expected option life	5 years	5 years
Volatility factor percentage of market price	40.00%	40.00%
Discount rate	3.27%	3.63%

     Because the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

Predecessor:

     During 1999 and 2000, the Executive Board of Numico, under approval of the Supervisory Board, had granted certain key employees of GNCI options to purchase depository receipts of Numico shares under the Numico Share Option Plan (“Numico Plan”). These options were granted with an exercise price determined by the Numico Executive Board. The difference between the exercise price of the option and the fair market value of Numico’s common shares on the date of the option grant was expensed ratably over the option vesting period. These amounts were not material for the years ended December 31, 2002 and 2001. The Numico Plan options expire five years after the date of grant and became vested and exercisable after three years from the date of grant. The Numico Plan options became fully vested in 2003, and remain a liability of Numico.

     Following is a table outlining the total number of shares that were granted under the Numico Plan:

		Weighted
		Average
	Total	Exercise
	Options	Price
Outstanding at December 31, 2001	634,000	$40.22
Forfeited	(99,000)	40.91

Outstanding at December 31, 2002	535,000	40.09

Outstanding at December 4, 2003	535,000	40.09

     The weighted average fair value of the Numico Plan options granted in 2000 was $15.25 per share. For the years ended December 31, 2002 and 2001, GNCI adopted the disclosure requirements of SFAS No. 123, but elected to continue to measure compensation expense using the intrinsic value method for accounting for stock-based compensation as outlined by APB No. 25. In accordance with SFAS No. 123, pro forma information regarding net income is required to be disclosed as if GNCI had accounted for its employee stock options using the fair value method of SFAS No. 123. See the “Basis of Presentation and Summary of Significant Accounting Policies” for this disclosure. The number of options exercisable under the Numico Plan at December 31, 2002 and December 4, 2003 was 240,000 and 535,000, respectively.

Numico Stock Appreciation Rights

     As was previously approved by the Executive Board of Numico, stock appreciation rights (“SARs”) were granted to certain employees of GNCI. The SARs provided for a payment in cash or stock equal to the excess of the fair market value of a common share, when the SAR was exercised, over the grant price. GNCI granted 262,500 and 306,000 SARs to key employees under the Stock Appreciation Rights Plan in 2001 and 2002, respectively. SARs expire no later than five years after the date of grant and became exercisable three years from the grant date. As the grant price of the SARs issued in 2001 and 2002 exceeded the fair value of Numico common stock since the date of grant, no compensation expense was recognized.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2003, GNCI granted an additional 321,000 SARs to key employees under the above plan. These SARs had a three year vesting life and become fully vested upon change in control of GNCI. Due to the Acquisition, GNCI recorded $3.8 million in compensation expense related to these SARs for the period ended December 4, 2003 as the SAR’s became fully vested upon the change in control as a result of the Acquisition.

		Weighted
		Average
	Total	Exercise
	SARs	Price
Outstanding at December 31, 2001	262,500	$23.66
Granted	306,000	24.04
Forfeited	(60,500)

Outstanding at December 31, 2002	508,000	23.89
Granted	321,000	11.83

Outstanding at December 4, 2003	829,000

Numico Management Stock Purchase Plan

     In accordance with the Numico Management Stock Purchase Plan (“MSPP”) and to encourage key employees of GNCI to own shares of Numico common stock, options to purchase shares of Numico common stock in an amount up to 200% of the participant’s base salary were granted on January 21, 2000. The MSPP was subsequently amended in 2001 and 2002. As a result of the amendments, for the year ended December 31, 2002, a recovery of loan forgiveness of $2.0 million was recognized as a result of participants terminating from GNCI.

     In June 2003 Numico granted certain participants the right to a cash bonus in an amount adequate to reimburse them for 50% of their initial cash investment and to cover their tax liability related to this reimbursement and the loan forgiveness. This bonus was payable on January 5, 2005, regardless of whether the participant remains employed by GNCI. The accrued liability was adjusted each period, based on the best available information, to the amount expected to be paid. This adjustment in the calculation of the amount payable cannot result in an amount exceeding a “break even point”; therefore, participants will only be made whole in their investment and will not receive compensation in excess of their original invested amount and associated tax liability. Based upon the Numico stock price at December 4, 2003, GNCI recorded no compensation expense for the period ended December 4, 2003. In conjunction with the Acquisition, the plan was assumed by Numico.

NOTE 19. SEGMENTS

     The following operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s business segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution, Corporate Costs, and Other Unallocated Costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies”.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table represents key financial information of the Company’s business segments:

	Predecessor		Successor
	Twelve		27 Days	Twelve
	months ended	Period ended	ended	months ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
	(in thousands)
Revenues:
Retail	$1,068,637	$993,283	$66,177	$1,001,836
Franchise	256,076	241,301	14,186	226,506
Manufacturing/Wholesale:			—
Intersegment (1)	149,439	151,137	9,907	181,528
Third Party	100,263	105,625	8,925	116,400

Sub total Manufacturing/Wholesale	249,702	256,762	18,832	297,928
Sub total segment revenues	1,574,415	1,491,346	99,195	1,526,270
Intersegment elimination (1)	(149,439)	(151,137)	(9,907)	(181,528)

Total revenues	1,424,976	1,340,209	89,288	1,344,742
Operating income:
Retail	86,770	79,105	6,546	107,696
Franchise	65,372	63,660	2,427	62,432
Manufacturing/Wholesale	25,786	24,270	1,426	38,640
Unallocated corporate and other costs:
Warehousing & distribution costs	(40,337)	(40,654)	(3,393)	(49,322)
Corporate costs	(68,930)	(62,478)	(3,651)	(57,289)
Impairment of goodwill and intangible assets	(222,000)	(709,367)	—	—
Legal settlement income	214,409	7,190	—	—

Sub total unallocated corporate and other costs	(116,858)	(805,309)	(7,044)	(106,611)

Total operating income (loss)	61,070	(638,274)	3,355	102,157
Interest expense, net	136,353	121,125	2,773	34,432
Gain on sale of marketable securities	(5,043)	—	—	—

(Loss) income before income taxes	(70,240)	(759,399)	582	67,725
Income tax expense (benefit)	996	(174,478)	228	25,078

Net (loss) income before cumulative effect of accounting change	$(71,236)	$(584,921)	$354	$42,647

(1)	Intersegment revenues are eliminated from consolidated revenue.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor		Successor
	Twelve		27 Days	Twelve
	months ended	Period ended	ended	months ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
	(in thousands)
Depreciation & amortization:
Retail	$38,699	$41,475	$1,444	$19,347
Franchise	4,668	3,199	163	1,922
Manufacturing/Wholesale	13,330	12,718	469	8,877
Corporate / Other	1,300	1,659	177	8,647

Total depreciation & amortization	$57,997	$59,051	$2,253	$38,793

Capital expenditures:
Retail	$35,177	$20,780	$455	$18,267
Franchise	16	—	—	—
Manufacturing/Wholesale	9,033	4,746	1,075	6,939
Corporate / Other	7,673	5,494	297	3,123

Total capital expenditures	$51,899	$31,020	$1,827	$28,329

Total assets
Retail	$884,541	$400,594	$424,645	$418,136
Franchise	671,616	316,497	362,748	314,836
Manufacturing / Wholesale	260,413	193,199	137,105	143,151
Corp / Other	61,740	127,799	94,369	156,475

Total assets	$1,878,310	$1,038,089	$1,018,867	$1,032,598

Geographic areas
Total revenues:
United States	$1,379,176	$1,290,732	$84,605	$1,283,041
Foreign	45,800	49,477	4,683	61,701

Total revenues	$1,424,976	$1,340,209	$89,288	$1,344,742

Long-lived assets:
United States	$1,290,999	$498,862	$556,496	$529,756
Foreign	7,474	7,362	6,700	6,284

Total long-lived assets	$1,298,473	$506,224	$563,196	$536,040

The following table represents sales by general product category:

	Predecessor		Successor
	Twelve		27 Days	Twelve
	months ended	Period ended	ended	months ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
		(in thousands)
U.S. Retail Product Categories:
Sports Nutrition Products	$288,600	$284,700	$15,500	$293,100
Diet and Weight Management Products	267,200	253,600	12,000	193,100
VMHS	252,800	221,700	16,200	242,900
Speciality Supplements	139,800	118,500	8,200	119,600
Other	77,337	72,200	7,660	98,735

Total U.S. Retail revenues	1,025,737	950,700	59,560	947,435

Canada retail revenues (1)	42,900	45,000	4,200	54,401

Total Retail revenue	$1,068,637	$995,700	$63,760	$1,001,836

(1)	Product sales for Canada are managed in local currency, therefore total results are reflected in this table.

     In addition to the Retail product discussed above, Franchise revenues are primarily generated from; (1) product sales to franchisees, (2) royalties from franchise retail sales and (3) franchise fees, and Manufacturing/Wholesale sales are generated from sales of manufactured products to third parties, primarily in the VMHS product category.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. OTHER COMPREHENSIVE INCOME

     The accumulated balances of other comprehensive income and their related tax effects included as part of the consolidated financial statements are as follows:

	Before tax amount		Tax benefit (expense)	Net Other Comprehensive Income (Loss)
			Unrealized		Unrealized
	Foreign currency	Unrealized Gain/	Gain/(Loss) on	Foreign currency	Gain/(Loss) on
(in thousands)	translation	(Loss) on Securities	Securities	translation	Securities	Total
Predecessor

Balance at January 1, 2002	$(1,768)	$3,300	$(1,155)	$(1,768)	$2,145	$377

Foreign currency translation adjustment	292	—	—	292	—	292
Unrealized appreciation (depreciation) in marketable equity securities, net of tax	—	(3,300)	1,155	—	(2,145)	(2,145)

Balance at December 31, 2002	$(1,476)	$—	$—	$(1,476)	$—	$(1,476)

Foreign currency translation adjustment	1,603	—	—	1,603	—	1,603

Balance at December 4, 2003	$127	$—	$—	$127	$—	$127

Successor

Foreign currency translation adjustment	302	—	—	302	—	302

Balance at December 31, 2003	$302	$—	$—	$302	$—	$302

Foreign currency translation adjustment	861	—	—	861	—	861

Balance at December 31, 2004	$1,163	$—	$—	$1,163	$—	$1,163

NOTE 21. FRANCHISE REVENUE

     The Company enters into franchise agreements with initial terms of ten years. The Company charges franchisees three types of flat fees associated with stores: initial, transfer and renewal. The initial franchise fee is payable prior to the franchise store opening as consideration for the initial franchise rights and services performed by the Company. Transfer fees are paid as consideration for the same rights and services as the initial fee and occur when a former franchisee transfers ownership of the franchise location to a new franchisee. This is typically a reduced fee compared to the initial franchise fee. The renewal franchise fee is charged to existing franchisees upon renewal of the franchise contract. This fee is similar to, but typically less than the initial fee.

     Once the franchised store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is renewed. GNCI recorded initial franchise fees of $1.6 million, $0.3 million, $3.0 million and $3.2 million for the twelve months ended December 31, 2004, the 27 days ended December 31, 2003, the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively.

     The following is a summary of our franchise revenue by type:

	Predecessor		Successor
	Twelve Months			Twelve Months
	Ended	Period Ended	27 Days Ended	Ended
	December 31,	December 4,	December 31,	December 31,
	2002	2003	2003	2004
(in thousands)
Product sales	$213,765	$193,984	$11,705	$188,026
Royalties	31,846	31,038	1,870	32,452
Franchise fees	3,865	4,300	385	3,474
Other	6,600	11,979	226	2,554

Total franchise revenue	$256,076	$241,301	$14,186	$226,506

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company remitted cash payments for federal and state income taxes of $5.1 million for the twelve months ended December 31, 2004 and GNCI remitted cash payments for federal and state income taxes of $2.5 million and $30.7 million the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. These payments were made to Nutricia in accordance with the informal tax sharing agreement between GNCI and Nutricia. See Income Taxes in the “Basis of Presentation and Summary of Significant Accounting Policies” section. The Company remitted no tax payments for the 27 days ended December 31, 2003.

     The Company remitted cash payments for interest expense related to the senior credit facility of $32.7 million and $0.7 million for the twelve months ended December 31, 2004 and the 27 days ended December 31, 2003, respectively. GNCI remitted cash payments to Numico for interest expense of $122.5 million and $138.0 million, primarily related to the push down debt from Numico, for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. GNCI converted $4.3 million of accounts receivable to long-term notes receivable in 2003.

     Following is a reconciliation of the net cash purchase price of the Acquisition and the adjusted purchase price based on the Purchase Agreement.

Purchase price reconciliation:	(in thousands)
Cash paid at acquisition	$738,117
Accrued acquisition costs	7,750
Contingent purchase price receivable	(12,711)

Adjusted net purchase price	$733,156

Fair value of assets acquired	$1,022,705
Less liabilities	(245,205)

Cash paid	777,500
Less acquisition fees	(19,633)
Less cash acquired	(19,750)

Net cash paid	$738,117

NOTE 23. RETIREMENT PLANS

     The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1,000 hours of service are eligible to participate in the plan. The plan provides for employee contributions of 1% to 20% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions of 100% of the first 3% of participant’s contributions, upon the employee meeting the eligibility requirements. The contribution match was temporarily suspended as of June 30, 2003, and was reinstated as of January, 2004. Effective April 1, 2005, the Company match will consist of both a fixed and a discretionary match. The fixed match will be 50% on the first 3% of the salary that an employee defers and the discretionary match could be up to an additional 100% match on the 3% deferral. The discretionary match is based on the following goals: (1) if the Company achieves 104% of its EBITDA goal, each participating employee will receive an additional 50% match on their 3% deferral. (2) if the Company achieves 108% of its EBITDA goal, the match will be increased by another 25% on their 3% deferral. (3) if the Company achieves 112% of its EBITDA, the match will be increased by another 25% on their 3% deferral. The new 401(k) match arrangement allows an employee to receive up to a maximum of 150% in Company matching funds.

     An employee becomes vested in the Company match portion as follows:

Percent
Years of Service	Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company made cash contributions of $2.2 million for the twelve months ended December 31, 2004 and GNCI made cash contributions $1.1 million and $2.2 million for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. Since the match was suspended, the Company made no cash contributions to the plan for the 27 days ended December 31, 2003.

     The Company has a non-qualified Executive Retirement Arrangement Plan that covers key employees. Under the provisions of this plan, certain eligible key employees are granted cash compensation, which in the aggregate was not significant for any year presented.

     The Company has a non-qualified Deferred Compensation Plan that provides benefits payable to certain qualified key employees upon their retirement or their designated beneficiaries upon death. The Plan allows participants the opportunity to defer pretax amounts ranging from 2% to 100% of their base compensation plus bonuses. The plan is funded entirely by elective contributions made by the participants. The Company has elected to finance any potential plan benefit obligations using corporate owned life insurance policies. As of December 31, 2004, plan assets exceed liabilities.

NOTE 24. RELATED PARTY TRANSACTIONS

Successor:

     During the normal course of operations, for the twelve months ended December 31, 2004 and the 27 days ended December 31, 2003 the Company entered into transactions with entities that were under common ownership and control of the Company and Apollo. In accordance with SFAS No. 57, “Related Party Disclosures”, the nature of these material transactions is described in the following footnotes.

     Management Service Fees. As of December 5, 2003 the Company and our Parent entered into a management services agreement with Apollo. The agreement provides that Apollo furnish certain investment banking, management, consulting, financial planning, and financial advisory and investment banking services on an ongoing basis and for any significant financial transactions that may be undertaken in the future. The length of the agreement is ten years. There is an annual general services fee of $1.5 million which is payable in monthly installments. There are also major transaction services fees for services that Apollo may provide which would be based on normal and customary fees of like kind. The Purchase Agreement also contained a structuring and transaction services fee related to the Acquisition. This fee amounted to $7.5 million and was accrued for at December 31, 2003 and subsequently paid in January 2004.

     Cost of Sales. At February 4, 2004, the Company, through its manufacturing subsidiary, entered into an agreement with Nalco, an Apollo owned company, for water treatment programs at its South Carolina manufacturing facility. The agreement allows for water treatment to occur at the facility for a one year period, at a total cost of twelve thousand dollars, to be billed in equal monthly installments beginning in February, 2004.

Predecessor:

     During the normal course of operations, for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, GNCI entered into transactions with entities that were under common ownership and control of Numico. In accordance with SFAS No. 57, “Related Party Disclosures”, the nature of these material transactions is described below. During 2003, Rexall and Unicity ceased to be related parties as their operations were sold by Numico. Transactions recorded with these companies prior to their sale dates are included in related party transactions.

     Sales. GNCI recorded net sales of $18.7 million and $44.3 million to Numico affiliated companies for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. These amounts were included in the Manufacturing/Wholesale segment of the business.

     Cost of Sales. Included in cost of sales were purchases from Numico affiliated companies of $130.9 million and $198.7 million for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. A significant portion of these purchases related to raw material and packaging material purchases from Nutraco S.A., a purchasing subsidiary of Numico. Included in the above totals were additional purchases from another related party in the amounts of $28.8 million and $35.2 million for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively.

     Transportation Revenue. GNCI operated a fleet of distribution vehicles that service delivery of product to company-owned and franchise locations. GNCI also delivered product for a related party. GNCI recorded amounts

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with these transportation services for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, of $1.4 and $2.4 million, respectively, as a reduction of its transportation costs.

     Management Service Fees. According to the terms of a management service agreement that began in 2002 between GNCI and Nutricia, Nutricia charged $13.2 million of costs which were included in selling, general and administrative expenses for the year ended December 31, 2002. The fees included charges for strategic planning, certain information technology, product and material management, group business process, human resources, legal, tax, regulatory and management reporting. There were no fees allocated to GNCI for the period January 1, 2003 to December 4, 2003.

     Research and Development. GNCI incurred $1.0 million and $1.5 million of internally generated research and development costs for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. In accordance with the previous Research Activities Agreement with Numico, also included in selling, general and administrative expenses for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002 were costs related to research and development charged by Numico. The agreement provided that Numico conduct research and development activities including but not limited to: ongoing program of scientific and medical research, support and advice on strategic research objectives, design and develop new products, organize and manage clinical trials, updates on the latest technological and scientific developments, and updates on regulatory issues. These charges totaled $5.0 and $4.6 million for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively.

     Insurance. For the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, in order to reduce costs and mitigate duplicate insurance coverage, GNCI’s ultimate parent, Numico, purchased certain global insurance policies covering several types of insurance. GNCI received charges for their portion of these costs. These charges totaled $2.9 million and $2.6 million for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively.

     Shared Service Personnel Costs. GNCI provided certain risk management, tax and internal audit services to other affiliates of Numico. The payroll and benefit costs associated with these services were reflected on GNCI’s financial statements and were not allocated to any affiliates. Total costs related to shared services absorbed by GNCI was $1.2 million for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. GNCI also incurred costs related to management services provided for the benefit of all U.S. affiliates. These costs totaled $1.1 million and $2.7 million for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. GNCI received certain management services related to the affiliation between GNCI and its U.S. parent, Nutricia and its ultimate parent, Numico. These services were not significant to GNCI’s operations.

NOTE 25. BUSINESS COMBINATIONS

     For the twelve months ended December 31, 2004, the Company acquired 57 stores and for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, GNCI acquired 58 and 61 stores, respectively, from non-corporate, franchisee store locations. No stores were acquired during the 27 days ended December 31, 2003. These acquisitions were accounted for utilizing the purchase method of accounting, and GNCI recorded total costs associated with these acquisitions of $1.0 million, $0.1 million, $3.2 million and $4.1 million for the twelve months ended December 31, 2004, the 27 days ended December 31, 2003, the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively. Goodwill associated with these purchases of $0.9 million and $1.7 million was recognized in the consolidated financial statements for the period January 1, 2003 to December 4, 2003 and the twelve months ended December 31, 2002, respectively.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26. SUPPLEMENTAL GUARANTOR INFORMATION

     As of December 31, 2004 the Company’s debt includes the senior credit facility and the Senior Subordinated Notes. The senior credit facility has been guaranteed by our Parent and its domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-Guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company, the guarantees are full and unconditional, and the guarantees are joint and several.

     Following are condensed consolidated financial statements of the Company and the combined guarantor subsidiaries as of December 31, 2004 and for the 27 days ended December 31, 2003. The guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Also following are condensed consolidated financial statements for GNCI for the period ended December 4, 2003 and the twelve months ended December 31, 2002. Intercompany balances and transactions have been eliminated.

     For the twelve months ended December 31, 2004 and the 27 days ended December 31, 2003, the Parent/Issuer company is the Company. (Successor). For the twelve months ended December 31, 2001 and 2002 and the period January 1, 2003 to December 4, 2003, the Parent company is GNCI (Predecessor).

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Current assets
Cash and cash equivalents	$—	$82,722	$2,439	$—	$85,161
Receivables, net	1,865	66,821	1,327	—	70,013
Intercompany receivables	15,887	16,848	—	(32,735)	—
Inventories, net	—	258,085	14,169	—	272,254
Other current assets	257	45,731	3,920	—	49,908

Total current assets	18,009	470,207	21,855	(32,735)	477,336
Property, plant and equipment, net	—	172,813	22,596	—	195,409
Investment in subsidiaries	784,710	3,951	—	(788,661)	—
Goodwill, net	—	77,643	942	—	78,585
Brands, net	—	209,000	3,000	—	212,000
Other assets	18,336	59,339	373	(8,780)	69,268

Total assets	$821,055	$992,953	$48,766	$(830,176)	$1,032,598

Current liabilities
Current liabilities	$4,333	$182,490	$7,013	$—	$193,836
Intercompany payables	—	15,887	16,848	(32,735)	—

Total current liabilities	4,333	198,377	23,861	(32,735)	193,836
Long-term debt	494,300	—	20,954	(8,780)	506,474
Other long-term liabilities	—	9,866	—	—	9,866

Total liabilities	498,633	208,243	44,815	(41,515)	710,176
Total stockholder’s equity (deficit)	322,422	784,710	3,951	(788,661)	322,422

Total liabilities and stockholder’s equity	$821,055	$992,953	$48,766	$(830,176)	$1,032,598

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Balance Sheet

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2003	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and equivalents	$—	$30,642	$2,534	$—	$33,176
Accounts receivable	12,711	74,066	1,207	—	87,984
Intercompany receivable	18,750	3,192	—	(21,942)	—
Inventory, net	—	242,367	13,633	—	256,000
Other current assets	—	40,544	2,882	—	43,426
Total current assets	31,461	390,811	20,256	(21,942)	420,586
Property, plant and equipment	—	173,483	27,797	—	201,280
Investment in subsidiaries	736,448	2,755	—	(739,203)	—
Goodwill	—	82,112	977	—	83,089
Brands	—	209,000	3,000	—	212,000
Other assets	19,796	90,563	333	(8,780)	101,912

Total assets	$787,705	$948,724	$52,363	$(769,925)	$1,018,867

Current liabilities
Other current liabilities	$12,399	$202,480	$5,662	$—	$220,541
Intercompany payable	—	—	21,942	(21,942)	—
Total current liabilities	12,399	202,480	27,604	(21,942)	220,541
Long-term debt	497,150	—	22,004	(8,780)	510,374
Other long-term liabilities	—	9,796	—	—	9,796
Total (deficit) equity	278,156	736,448	2,755	(739,203)	278,156

Total liabilities and stockholder (deficit) equity	$787,705	$948,724	$52,363	$(769,925)	$1,018,867

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Twelve months ended December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$1,281,774	$72,611	$(9,643)	$1,344,742

Cost of sales, including costs of warehousing, distribution and occupancy	—	852,190	52,688	(9,643)	895,235

Gross profit	—	429,584	19,923	—	449,507

Compensation and related benefits	—	217,959	11,998	—	229,957
Advertising and promotion	—	43,620	335	—	43,955
Other selling, general and administrative	1,745	66,104	5,879	—	73,728
Subsidiary (income) expense	(43,918)	(325)	—	44,243	—
Other income	—	(52)	(238)	—	(290)

Operating income (loss)	42,173	102,278	1,949	(44,243)	102,157

Interest expense, net	—	32,853	1,579	—	34,432

Income (loss) before income taxes	42,173	69,425	370	(44,243)	67,725

Income tax (benefit) expense	(474)	25,507	45	—	25,078

Net income (loss)	$42,647	$43,918	$325	$(44,243)	$42,647

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
27 Days ended December 31, 2003	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,987	$5,424	$(12,123)	$89,288

Cost of sales, including costs of warehousing, distribution and occupancy	—	71,702	4,001	(12,123)	63,580

Gross profit	—	24,285	1,423	—	25,708

Compensation and related benefits	—	15,804	915	—	16,719
Advertising and promotion	—	475	39	—	514
Other selling, general and administrative	—	4,912	186	—	5,098
Other (income) expense	—	(18)	40	—	22
Subsidiary (income) loss	(496)	(81)	—	577	—

Operating income (loss)	496	3,193	243	(577)	3,355

Interest (expense) income, net	(224)	(2,429)	(120)	—	(2,773)

(Loss)/income before income taxes	272	764	123	(577)	582

Income tax benefit/(expense) (Note 17)	82	(268)	(42)	—	(228)

Net income (loss)	$354	$496	$81	$(577)	$354

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
January 1, 2003 - December 4, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,431,275	$60,071	$(151,137)	$1,340,209

Cost of sales, including costs of warehousing, distribution and occupancy	—	1,040,118	45,879	(151,137)	934,860

Gross profit	—	391,157	14,192	—	405,349

Compensation and related benefits	—	224,968	10,022	—	234,990
Advertising and promotion	—	38,274	139	—	38,413
Other selling, general and administrative	—	73,122	(2,184)	—	70,938
Other income	—	(5,810)	(4,275)	—	(10,085)
Impairment of goodwill and intangible assets	—	692,314	17,053	—	709,367
Subsidiary loss (income)	584,921	10,830	—	(595,751)	—

Operating (loss) income	(584,921)	(642,541)	(6,563)	595,751	(638,274)

Interest expense, net	—	119,502	1,623	—	121,125

(Loss) income before income taxes	(584,921)	(762,043)	(8,186)	595,751	(759,399)

Income tax (benefit) expense	—	(177,122)	2,644	—	(174,478)

Net (loss) income	$(584,921)	$(584,921)	$(10,830)	$595,751	$(584,921)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statement of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Twelve months ended December 31, 2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,516,248	$58,167	$(149,439)	$1,424,976

Cost of sales, including costs of warehousing, distribution and occupancy	—	1,076,364	42,983	(149,439)	969,908

Gross profit	—	439,884	15,184	—	455,068

Compensation and related benefits	—	235,777	9,388	—	245,165
Advertising and promotion	—	51,862	164	—	52,026
Other selling, general and administrative	—	83,067	2,981	—	86,048
Other income	—	(211,232)	(9)	—	(211,241)
Impairment of goodwill and intangible assets	—	212,694	9,306	—	222,000
Subsidiary loss (income)	960,857	30,610	—	(991,467)	—

Operating income (loss)	(960,857)	37,106	(6,646)	991,467	61,070

Interest expense, net	—	133,444	2,909	—	136,353
Gain on sale of marketable securities	—	(5,043)	—	—	(5,043)

(Loss) income before income taxes	(960,857)	(91,295)	(9,555)	991,467	(70,240)

Income tax (benefit) expense	—	(535)	(461)	—	(996)

Net (loss) income before cumulative effect of accounting change	(960,857)	(91,830)	(10,016)	991,467	(71,236)

Loss from cumulative effect of accounting change, net of tax	—	(869,027)	(20,594)	—	(889,621)

Net (loss) income	$(960,857)	$(960,857)	$(30,610)	$991,467	$(960,857)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Twelve months ended December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(1,754)	$83,675	$1,547	$83,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(27,588)	(741)	(28,329)
Acquisition of General Nutrition Companies, Inc	2,102	—	—	2,102
Investment/distribution	2,850	(2,850)	—	—
Other investing	—	(810)	—	(810)

Net cash provided by (used in) investing activities	4,952	(31,248)	(741)	(27,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	758	—	—	758
Payments on long-term debt — third parties	(2,850)	—	(978)	(3,828)
Other financing	(1,106)	(347)	—	(1,453)

Net cash used in financing activities	(3,198)	(347)	(978)	(4,523)

Effect of exchange rate on cash	—	—	77	77

Net increase (decrease) in cash	—	52,080	(95)	51,985

Beginning balance, cash	—	30,642	2,534	33,176

Ending balance, cash	$—	$82,722	$2,439	$85,161

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
27 days ended December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(19,363)	$24,139	$(88)	$4,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of General Nutrition Companies, Inc	(738,117)	—	—	(738,117)
Capital expenditures	—	(1,822)	(5)	(1,827)
Other investing	—	(57)	—	(57)

Net cash used in investing activities	(738,117)	(1,879)	(5)	(740,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation
investment in General Nutrition Centers, Inc	277,500	—	—	277,500
Borrowings from senior credit facility	285,000	—	—	285,000
Proceeds from senior subordinated notes	215,000	—	—	215,000
Other financing	(20,020)	1,735	—	(18,285)

Net cash provided by financing activities	757,480	1,735	—	759,215

Effect of exchange rate on cash	—	—	(152)	(152)

Net increase (decrease) in cash	—	23,995	(245)	23,750

Beginning balance, cash	—	6,647	2,779	9,426

Ending balance, cash	$—	$30,642	$2,534	$33,176

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Period January 1, 2003 to December 4, 2003	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash from operating activities	$—	$99,755	$(6,887)	$92,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(30,069)	(951)	(31,020)
Store acquisition costs	—	(3,193)	—	(3,193)
Investment distribution	91,794	(91,794)	—	—
Other investing	—	2,706	54	2,760

Net cash from investing activities	91,794	(122,350)	(897)	(31,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt - related party	(91,794)	—	—	(91,794)
Other financing	—	1,915	(887)	1,028

Net cash from financing activities	(91,794)	1,915	(887)	(90,766)

Effect of exchange rate on cash	—	—	12	12

Net decrease in cash and cash equivalents	—	(20,680)	(8,659)	(29,339)

Cash and cash equivalents at beginning of period	—	27,327	11,438	38,765

Cash and cash equivalents at end of period	$—	$6,647	$2,779	$9,426

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Twelve months ended December 31, 2002	Parent	Subsidiaries	Subsidiaries	Consolidated
Net cash from operating activities	$—	$99,326	$11,709	$111,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(49,936)	(1,963)	(51,899)
Proceeds from sale of marketable securities	—	7,443	—	7,443
Other investing	—	(1)	—	(1)

Net cash from investing activities	—	(42,494)	(1,963)	(44,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term debt - related party	—	(42,341)	—	(42,341)
Other financing	—	(1,112)	(847)	(1,959)

Net cash from financing activities	—	(43,453)	(847)	(44,300)

Effect of exchange rate on cash	—	—	175	175

Net increase in cash and cash equivalents	—	13,379	9,074	22,453

Cash and cash equivalents at beginning of period	—	13,948	2,364	16,312

Cash and cash equivalents at end of period	$—	$27,327	$11,438	$38,765

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27. SUBSEQUENT EVENTS

     The Company recently agreed to transfer the GNC Australian franchise rights to Global Active Limited, an organization that already owns and operates GNC franchise locations in the Asian Pacific region. The Company expects to receive proceeds of $4.4 million related to this transaction; of which $1.9 million represents the recovery of a previously reserved receivable and as a result was recognized at December 31, 2004.

     On January 18, 2005 the Company issued $150.0 million aggregate principal amount of Senior Notes due 2011, with an interest rate of 8 5/8% (the “Senior Notes”). The Company used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under our term loan facility. The offering was made only to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and to non-U.S. persons in off shore transactions in accordance with Regulation S under the Securities Act. The securities sold have not been registered under the Securities Act of 1933.

     If the Senior Notes would have been issued and the repayment of our indebtedness under our term loan facility occurred as of December 31, 2004, the Company’s total debt principal maturities would have changed to the following:

	Mortgage			Senior
	Loan/Capital	Senior	Senior	Subordinated
	Leases	Credit Facility	Notes	Notes	Total
	(in thousands)
2005	$1,051	$981	$—	$—	$2,032
2006	1,141	981	—	—	2,122
2007	1,195	981	—	—	2,176
2008	1,281	981	—	—	2,262
2009	1,373	93,226	—	—	94,599
Thereafter	7,184	—	150,000	215,000	372,184

	$13,225	$97,150	$150,000	$215,000	$475,375

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13-a-15(e) and 14d-15(e) under the Securities and Exchange Act of 1934, as amended,) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding directors and officers of GNC and certain key executive officers of GNC’s subsidiaries as of March 15, 2005.

Name	Age	Position
Robert J. DiNicola	57	Executive Chairman of the Board of Directors and Interim Chief Executive Officer

Joseph Fortunato	52	Executive Vice President and Chief Operating Officer

Robert Homler	59	Executive Vice President and Chief Merchandising Officer

Curtis J. Larrimer	49	Executive Vice President and Chief Financial Officer

Tom Dowd	41	Senior Vice President of Stores – General Nutrition Corporation

Lee Karayusuf	54	Senior Vice President of Distribution and Transportation – General Nutrition Distribution, LP

Michael Locke	59	Senior Vice President of Manufacturing – Nutra Manufacturing, Inc.

Margaret Allison Peet	42	Senior Vice President - Product Development – General Nutrition Corporation

James M. Sander	48	Senior Vice President of Law, Chief Legal Officer and Secretary

Eileen D. Scott	51	Senior Vice President of Human Resources & Customer Service

J.J. Sorrenti	38	Senior Vice President and General Manager of Franchising – GNC Franchising, LLC

Reginald N. Steel	59	Senior Vice President of International Franchising – General Nutrition International, Inc.

Susan Trimbo	49	Senior Vice President of Scientific Affairs – General Nutrition Corporation

Mary Elizabeth Burton	53	Director (1)

Peter P. Copses	46	Director (2)

George G. Golleher	56	Director (2)

Joseph W. Harch	51	Director (1)

Joshua J. Harris	40	Director

Andrew S. Jhawar	33	Director (2)

Edgardo A. Mercadante	49	Director (1)

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

     Robert J. DiNicola has been a member of our Board of Directors since December 2003 and became Executive Chairman of our Board of Directors in October 2004 and our interim Chief Executive Officer in December 2004. He is a 33 year veteran of the retail industry. Mr. DiNicola is the former Chairman of the Board of Directors of Zale Corporation. Mr. DiNicola joined Zale Corporation as its Chairman and Chief Executive Officer in April 1994. In July 1999, Mr. DiNicola relinquished his position as Chief Executive Officer of Zale Corporation and as an officer of the company the following year, but remained a member of the board. At the request of the Board, he rejoined Zale Corporation in February 2001 as Chairman and Chief Executive Officer. Mr. DiNicola subsequently relinquished his position as Chief Executive Officer of Zale Corporation in August 2002 but retained his position as Chairman of the Board until March 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marche, a division of Federated Department Stores, located in Seattle, Washington. Mr. DiNicola also serves as the Senior Retail Analyst for Apollo Associates, a private equity management firm affiliated with Apollo Management V. Beginning his retail career in 1972, Mr. DiNicola is also a veteran of Macy’s, May Company, and Federated Department Stores. He has held numerous executive positions in buying, merchandising, and store operations across the country during his retail career.

     Joseph Fortunato became Executive Vice President and Chief Operating Officer of GNC in December 2003. Since November 2001, Mr. Fortunato has also served as Executive Vice President and Chief Operating Officer of General Nutrition Companies, Inc. From October 2000 until November 2001, Mr. Fortunato served as its Executive Vice President of Retail Operations and Store Development. Mr. Fortunato began his employment with General Nutrition Companies, Inc. in October 1990 and has held various positions, including Senior Vice President of Store Development and Operations from 1998 until 2000, Vice President of Financial Operations from 1997 until 1998 and Director of Financial Operations from 1990 until 1997. From 1984 to 1988, Mr. Fortunato was President of Fortunato & Associates Financial Consulting Group. From 1975 to 1984, Mr. Fortunato was the Controller of Motor Coils Manufacturing Company, a manufacturer of traction motors for locomotives and oil drilling rigs.

     Robert Homler became Executive Vice President and Chief Merchandising Officer of GNC in February 2005. From March 2001 until January 2005, Mr. Homler owned a Coffee Beanery franchise operation in East Brunswick, New Jersey. From July 1998 to January 2000, Mr. Homler was President of Merchandising and Marketing of Levitz Furniture Corporation. Prior to joining Levitz Furniture Corporation, Mr. Homler was, from January 1994 to June 1998, Executive Vice President of Home Store Operations at Macy’s East Division of Federated Department Stores. From 1984 through 1994, Mr. Homler was a General Merchandise Manager of Home Store Operations at various Federated Department Store divisions: A & S/Jordan Marsh from 1992 until 1994; Rich’s Department Stores from 1991 until 1992; and Bon Marche from 1988 until 1992. Mr. Homler was from 1984 until 1988, Senior Vice President – Director of Merchandising for R.H. Macy Corporation where he began his retail career in 1968 as a buyer and merchandiser.

     Curtis J. Larrimer became Executive Vice President in March 2005 and continues to serve as Chief Financial Officer after having served as Senior Vice President of Finance and Chief Financial Officer of GNC since December 2004, and after having served as Corporate Controller since February 2004. Since August 2001, Mr. Larrimer has also served as Senior Vice President of Finance and Corporate Controller of General Nutrition Companies, Inc. From January 1995 until August 2001, Mr. Larrimer served as Vice President and Controller of General Nutrition Companies, Inc. He began his employment with General Nutrition, Incorporated in the Budgets and Taxes department in 1980 and has held various positions, including Controller of the Retail and Manufacturing/Wholesale divisions and Assistant Corporate Controller, Vice President and Controller.

     Tom Dowd became Senior Vice President of Stores of General Nutrition Corporation in March 2003. From March 2001 until March 2003, Mr. Dowd was President of Contract Supplement Manufacturing Co., an unaffiliated product consulting company. From May 2000 until March 2001, Mr. Dowd was Senior Vice President of Retail Sales and was Division Three Vice President of General Nutrition Corporation from December 1998 to May 2000. From March 2001 until March 2003, he was also President of Healthlabs, LLC.

     Lee Karayusuf became Senior Vice President of Distribution and Transportation of General Nutrition Companies, Inc. in December 2000 with additional responsibility for its then affiliates, Rexall Sundown and Unicity. Mr. Karayusuf served as Director of Transportation of General Nutrition Companies, Inc. from December 1991 until March 1994 and Vice President of Transportation and Distribution from 1994 until December 2000. Prior to working at General Nutrition Companies, Inc. in 1991, Mr. Karayusuf was responsible for transportation operations for Daily Juice Company.

     Michael Locke became Senior Vice President of Manufacturing of Nutra Manufacturing, Inc. in June 2003. From January 2000 until June 2003, Mr. Locke served as the head of North American Manufacturing Operations for Numico, the former parent company of General Nutrition Companies, Inc. From 1994 until 1999, he served as Senior Vice President of Manufacturing of Nutra Manufacturing, Inc. (f/k/a General Nutrition Products, Inc.), and from 1991 until 1993, he served as Vice President of Distribution. From 1986 until 1991, Mr. Locke served as Director of Distribution of General Distribution Company, our indirect subsidiary.

     Margaret Allison Peet became Senior Vice President — Product Development of General Nutrition Corporation in March of 2005. Ms. Peet joined the Company in January 2004 and was Senior Vice President and National Sales Director of General Nutrition Corporation. Ms. Peet was formerly founder and Managing Director of Health and Diet Centre Limited, a UK-based nutritional supplements chain, which was acquired by General Nutrition Companies, Inc. in 1995. Ms. Peet was Managing Director from June 1984 until March 2003 when Diet Centre Limited was sold. At that time, Ms. Peet founded Healthy Inspirations Limited, a consulting firm that worked with retailers and manufacturers to formulate initiatives designed to increase market share until she rejoined General Nutrition Corporation in January 2004. Ms. Peet is also a Director of Healthy Inspirations Limited.

     James M. Sander became Senior Vice President, Chief Legal Officer and Secretary of GNC in December 2003. Since November 2001, Mr. Sander has also served as Senior Vice President, Chief Legal Officer, Secretary and director of General Nutrition Companies, Inc. and each of its subsidiaries. Mr. Sander served as Vice President, Chief Legal Officer, Secretary and director of General Nutrition Companies, Inc. and each of its subsidiaries from February 1993 until November 2001. From February 1989 until February 1993, Mr. Sander served as Assistant General Counsel and Assistant Secretary of General Nutrition Companies, Inc. Prior to working at General Nutrition Companies, Inc., Mr. Sander was the Assistant Vice President and Corporate and Securities Counsel for Equimark Corporation from 1985 until 1988.

     Eileen D. Scott became Senior Vice President of Human Resources and Customer Service of GNC and General Nutrition Companies, Inc. in January 2001. From May 1996 until January 2001, she was Vice President of Human Resources, and from October 1989 until May 1996 she was Director of Human Resources, of General Nutrition Companies, Inc. Ms. Scott joined General Nutrition Companies, Inc. in August 1988 as Assistant Director, Human Resources. Prior to working for General Nutrition Companies, Inc., she was the Director of Compensation and Benefits at the Joseph Horne Company, a department store chain, and had held a variety of finance and human resources positions there from 1978 to 1988.

     J.J. Sorrenti became Senior Vice President and General Manager of Franchising of GNC Franchising, LLC in March 2003. From December 2002 until March 2003, Mr. Sorrenti served as Senior Vice President of Retail Stores of General Nutrition Corporation. From October 2000 until December 2002, he served as Vice President for Franchise Operations of GNC Franchising, LLC. From October 1999 through October 2000, Mr. Sorrenti was the Chief Operating Officer of the franchise division of Nevada Bob’s Golf in Dallas, Texas. From January 1994 through October 1999, he served as Director of Operations of GNC Franchising, LLC.

     Reginald N. Steele became Senior Vice President of International Franchising of General Nutrition International, Inc. in April 2001, having started as a Vice President in March 1994. From 1992 through March 1994, Mr. Steele was Executive Vice President and Chief Operating Officer of the Coffee Beanery, Ltd., a 300-unit gourmet coffee store retailer. From 1989 to 1992, Mr. Steele was employed as Senior Vice President of Franchising for Shoney’s Restaurants Inc., a casual dining restaurant company. From 1985 to 1989, Mr. Steele was the Vice President and Executive Vice President of Franchise Operations for Arby’s, Inc., a 2,600-unit fast food chain.

     Susan Trimbo, Ph.D. became Senior Vice President of Scientific Affairs of General Nutrition Corporation in August 2001. Dr. Trimbo joined General Nutrition Corporation in June 1999 as Vice President of Scientific Affairs and, between July 2000 and July 2003, she also provided oversight for all of Numico’s North American nutritional supplement businesses. Prior to joining General Nutrition Corporation, Dr. Trimbo worked for Wyeth Consumer Healthcare on its Centrum vitamin business from January 1997 until June 1999 and for Clintec, a Nestle S.A./Baxter Healthcare Medical Nutrition venture, from January 1985 until January 1997.

     Mary Elizabeth Burton has been a member of GNC’s board of directors since December 2003. Since July 1992, Ms. Burton has served as the Chairman and Chief Executive Officer of BB Capital, Inc., a management services and advisory company that she owns. From June 1998 until April 1999, Ms. Burton served as the Chief Executive Officer of The Cosmetic Center, Inc., a specialty retailer of cosmetics and fragrances. From July 1991 to June 1992, Ms. Burton also served as the Chief Executive Officer of PIP Printing, Inc., a leading business printing franchise chain. In addition, Ms. Burton was the Chief Executive Officer of Supercuts, Inc. from September 1987 until May 1991, as well as having served in various other senior executive level capacities in the retailing industry. Ms. Burton currently also serves on the boards of directors of Staples, Inc., The Sports Authority, Inc., Rent-A-Center, Inc., Zale Corporation and Aeropostale, Inc.

     Peter P. Copses has been a member of GNC’s board of directors since November 2003 and served as Chairman of GNC’s board of directors until October 2004. Mr. Copses is a founding senior partner at Apollo Advisors, L.P. (and together with its affiliated managers, ‘‘Apollo Advisors’’), a private investment management firm founded in 1990, which manages the Apollo investment funds. Mr. Copses is also a Director of Rent-A-Center, Inc., Resolution Specialty Materials, Inc. and Resolution Performance Products Inc.

     George G. Golleher has been a member of GNC’s board of directors since December 2003. Mr. Golleher has been a business consultant and private equity investor since June 1999. Mr. Golleher is a director of Simon Worldwide, Inc. and has also been its Chief Executive Officer since March 2003. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc. a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. Mr. Golleher is also Chairman of the Board of American Restaurant Group, Inc. and a director of Rite Aid Corporation.

     Joseph W. Harch has been a member of GNC’s board of directors since February 2004. Mr. Harch was a practicing Certified Public Accountant from 1974 until 1979 and has been in the securities business since 1979. Mr. Harch founded Harch Capital Management, Inc. (HCM) in 1991. At HCM, Mr. Harch has worked as a research analyst, investment strategist and portfolio manager for HCM’s high yield fixed income and equity accounts and is currently chairman of HCM’s board of directors. Between 1979 and 1991, Mr. Harch was a senior investment banker with the firms of Bateman Eichler, Hill Richards, Prudential Bache Securities, Drexel Burnham Lambert Incorporated and Donaldson, Lufkin & Jenrette, Inc. From October 1988 through February 1990, Mr. Harch was the National High Yield Sales Manager at Drexel Burnham Lambert Incorporated, where he managed its high yield sales force and syndicate and was responsible for new account development and origination. Mr. Harch is also a Director of Nobel Learning Communities, Inc.

     Joshua J. Harris has been a member of GNC’s board of directors since December 2003. Mr. Harris is a founding senior partner at Apollo Advisors. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated, an investment bank. Mr. Harris is also a Director of Compass Minerals International, Inc., Nalco Holdings, Pacer International, Inc., Quality Distribution Inc., Resolution Performance Products LLC, United Agri Products, Inc. and Borden Chemical, Inc.

     Andrew S. Jhawar has been a member of GNC’s board of directors since November 2003. Mr. Jhawar is a partner of Apollo Advisors, where he has been employed since February 2000. Prior to joining Apollo Advisors, Mr. Jhawar was an investment banker at Donaldson, Lufkin & Jenrette Securities Corporation from July 1999 until January 2000 and at Jefferies & Company, Inc. from August 1993 until December 1997. Mr. Jhawar is also a Director of Rent-A-Center, Inc.

     Edgardo A. Mercadante has been a member of GNC’s board of directors since December 2003. Since January 1997, Mr. Mercadante has served as Chairman and Chief Executive Officer of Familymeds Group, Inc., a company that operates specialty clinic-based pharmacies and vitamin centers. In November 2004 Familymeds Group, Inc. merged with DrugMax, Inc., a public specialty drug distributor. Mr. Mercadante serves as Co-Chairman and CEO of DrugMax. From 1991 to 1996, Mr. Mercadante was President and Chief Executive Officer of APP, Inc., a pharmacy benefit management company, which he co-founded in 1991. Additionally, from 1987 to 1996, Mr. Mercadante was President and Chief Executive Officer of Arrow Corp., a franchise pharmacy retailer. From 1987 to 1991, Mr. Mercadante was Chief Operating Officer of Appell Management Corp., a company that established licensed pharmacy outlets in supermarkets. From 1980 to 1986, Mr. Mercadante was a Division Manager at Rite Aid Corporation. Mr. Mercadante is also a Director of ProHealth Physicians, MediBank and Familymeds Group, Inc.

Code of Ethics

     The Company has adopted a Code of Ethics applicable to the Company’s Chief Executive Officer and Senior Financial Officers. In addition, the Company has adopted a Code of Ethical Business Conduct for all manager level employees and above.

Board Composition

     As of December 31, 2004, GNC’s board of directors was composed of eight directors. Each director serves for annual terms and until his or her successor is elected and qualified. Apollo indirectly controls a majority of the Common Stock of our Parent company. Pursuant to our stockholders’ agreement, so long as Apollo Investment V and its affiliates own at least 2,100,000 shares of Common Stock and subject to the rights of the holders of shares of any series of preferred stock, Apollo Investment V has the right to nominate all of the members of our board of directors. Each stockholder party to the stockholders’ agreement has agreed to vote all of the shares of Common Stock owned or held of record by them in favor of the Apollo Investment V nominees.

Board Committees

     The board of directors has the authority to appoint committees to perform certain management and administration functions. The board of directors of GNC currently has an audit committee and a compensation committee.

Audit Committee

     The audit committee selects, on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, approves the compensation of the independent public accounting firm, reviews and discusses the audited financial statements with the independent auditors and management and will recommend to our board of directors whether the audited financials should be included in our Annual Reports on Form 10-K to be filed with the Securities and Exchange Commission (‘‘SEC’’). The audit committee also oversees the Company’s internal audit function. Messrs. Mercadante and Harch and Ms. Burton are members of GNC’s audit committee. Mr. Mercadante is the chairman of GNC’s audit committee. The Company has one audit committee financial expert serving on its audit committee. The board of directors has determined that the financial expert is Mr. Harch.

Compensation Committee

     The compensation committee reviews and either approves, on behalf of our board of directors, or recommends to the board of directors for approval the annual salaries and other compensation of our executive officers and individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. Mr. Jhawar is the chairman of the compensation committee, and the other members of GNC’s compensation committee are Messrs. Copses and Golleher.

Compensation Committee Interlocks and Insider Participation in Compensation Plans

     Our board of directors and that of our Parent, have formed compensation committees that have identical membership and are each currently comprised of Messrs. Copses, Jhawar and Golleher. Mr. Copses, a member of each compensation committee, was an executive officer of GNC from its inception in October 2003 and of our Parent company, GNC Corporation, from its inception in November 2003, in each case until his resignation as an executive officer in February 2004 following consummation of the Acquisition. Mr. Copses is a founding Senior Partner, and Mr. Jhawar is a partner, at Apollo, an affiliate of our Principal Stockholder. Except as described above, no member of the compensation committee has ever been an executive officer of GNC or its subsidiaries or been an affiliate of GNC or one of its affiliates. In the year ended December 31, 2004, no other executive officer of GNC served as a director or member of the compensation committee of another entity whose executive officers served on GNC’s board of directors or compensation committee.

Compensation of Directors

     Our chairman of the board of directors and each non-employee director receive an aggregate annual retainer of $40,000 and a stipend of $2,000 for each board meeting attended in person or $500 for each meeting attended telephonically. Additionally, non-employee directors serving on board committees receive a stipend of $1,000 for each meeting attended in person or $500 for each meeting attended telephonically. In addition, our Parent has granted each of our non-employee directors between 25,000 and 75,000 fully vested options to purchase shares of our Parent’s Common Stock under our Parent’s 2003 Omnibus Stock Option Plan for their service on our Parent’s board of directors upon each director’s appointment, aggregating 325,000 options.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning compensation paid by GNC to its chief executive officer and its four most highly compensated executive officers (collectively, the “named executive officers”) for services rendered in all capacities to GNC during the fiscal year 2004:

	Annual Compensation				Long-Term Compensation
					Securities
					Underlying
				Other Annual	options/SARs	All Other
Name and Principal Position	Year	Salary ($)	Bonus	Compensation (1)	(#)(2)	Compensation (3)
Louis Mancini Former President and Chief Executive Officer and Director (4)	2004	$525,000		$64,711	—	$300,000

Robert J. DiNicola Interim Chief Executive Officer and Executive Chairman (4)	2004	$26,750			350,000	$58,500

Joseph Fortunato Executive Vice President and Chief Operating Officer	2004	$350,000		$58,834	—	$349,746

David Heilman Former Executive Vice President and Chief Administrative Officer (4)	2004	$350,000		$58,834	—	$331,511

Margaret Peet Senior Vice President and National Sales Director	2004	$243,516		$120,621	—	—

Susan Trimbo Senior Vice President of Scientific Affairs	2004	$221,140		$42,924	—	$223,601

(1)	Includes cash amounts received by the persons listed in this table for (a) supplemental retirement purposes in the following amounts: Mr. Mancini $13,236; Mr. Fortunato $13,236; Mr. Heilman $13,236; Ms. Peet $11,597; and Ms. Trimbo $8,117; (b) professional assistance and personal life and disability insurance in the following amounts: Mr. Mancini $14,917; Mr. Fortunato $14,917; Mr. Heilman $14,917; Ms. Peet $4,558; and Ms. Trimbo $4,759; and (c) housing allowance for Ms. Peet $85,990.

(2)	The 350,000 options granted to Mr. DiNicola have an exercise price of $6.00 per share as determined by the Board of Directors.

(3)	Includes payments received by the individuals listed in this table in connection with the sale of GNCI in 2003 for (a) change in control bonuses in the following amounts: Mr. Mancini $300,000; Mr. Heilman $302,500; Mr. Fortunato $330,000; and Ms. Trimbo $208,000; (b) cash bonus paid by Numico on the Numico Management Stock Purchase Plan in the following amounts: Mr. Heilman $29,011; Mr. Fortunato $19,746; and Ms. Trimbo $15,601; (c) imputed value for life insurance premiums in the following amounts: Mr. Mancini $1,012; Mr Fortunato $541; Mr. Heilman $541; Ms. Peet $155 and Ms. Trimbo $302; and (d) annual retainer and board meeting attendance fees for Mr. DiNicola in his role as a Director $58,500.

(4)	Mr. Mancini served as President and Chief Executive Officer and Director through December 1, 2004. Mr. DiNicola became Interim Chief Executive Officer on December 1, 2004. Mr Heilman served as Executive Vice President and Chief Administrative Officer through March 8, 2005.

AGGREGATED NUMICO SAR EXERCISES IN LAST FISCAL YEAR AND
FY-END NUMICO OPTION SAR VALUES
			Number Of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-The-Money
			Options/SARs At	Options/SAR’s At
			Fiscal Year-End	Fiscal Year-End
	Shares	Value	(#)	($)
	Acquired On	Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)	Unexercisable (1)	Unexercisable
Louis Mancini	15,000	$217,438	—	—
Joseph Fortunato	15,000	$211,232	15,000	$16,200
David Heilman	15,000	$211,232	15,000	$16,200
Susan Trimbo	10,000	$143,340	10,000	$10,800

(1)	Stock Appreciation Rights granted by the predecessor, Royal Numico, NV; all of which are fully vested and exercisable.

AGGREGATED GNC CORPORATION OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
			Number Of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-The-Money
			Options/SAR’S At	Options/SAR’s At
			Fiscal Year-End	Fiscal Year-End
	Shares	Value	(#)	($)
	Acquired On	Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)	Unexercisable	Unexercisable (1)
Louis Mancini	0	0	0 / 0	0
Robert DiNicola	0	0	200,000 / 150,000	0
Joseph Fortunato	0	0	73,833 / 221,500	0
David Heilman	0	0	73,833 / 221,500	0
Margaret Peet	0	0	11,075 / 33,225	0
Susan Trimbo	0	0	13,290 / 39,870	0

(1)	Based upon the fair market value of our Common Stock as of December 31, 2004, as determined by the the Company, less the exercise price per share.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed Rates of
					Stock Price Appreciation
Individual Grants					for Option Term (3)
		Percent of
		Total
	Number of	Options/
	Securities	SARS
	Underlying	Granted to	Exercise
	Options/	Employees	of Base
	SARS	in Fiscal	Price	Expiration
Name	Granted	Year	($/share)	Date	5%	10%
Robert J. DiNicola	50,000	15% (1)	$6.00	2/11/2011	$122,130	$284,615
Robert J. DiNicola	300,000	73% (2)	$6.00	12/11/2011	$732,781	$1,707,691

(1)	Based on the 325,000 options granted to non-employee directors under the 2003 Omnibus Stock Incentive Plan. This immediately vested grant was for Mr. DiNicola in his role as a then non-employee director of the Company.

(2)	Based on 406,320 options granted as of December 31, 2004 to employees under the 2003 Omnibus Stock Incentive Plan. Under the terms of the option agreements, options granted to employees vest 25% annually. Of the options granted to Mr. DiNicola, 150,000 were vested immediately and the remaining 150,000 will vest on December 1, 2005, the one year anniversary from the date of grant. None of the options were exercised in 2004.

(3)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC. Our actual stock price appreciation over the 7 year option term will likely differ from these assumed rates.

               In addition, we may from time to time give our executive officers additional benefits, none of which we believe to be material.

Employment Agreements

     We entered into certain employment agreements with Messrs. Mancini, Heilman, Fortunato and Ms. Trimbo in connection with the Acquisition and shortly thereafter with Ms. Peet. The agreements for Messrs. Heilman and Fortunato were amended and restated on substantially the same terms on December 15, 2004. The agreements for each of the executives provide for an employment term up to December 31, 2006, subject to automatic annual one-year renewals commencing on December 15, 2005 and each December 15th thereafter, unless GNC or the executive provides advance notice of termination. The agreements provide for an annual base salary of $525,000 for Mr. Mancini, $350,000 for each of Messrs. Heilman and Fortunato, $275,000 for Ms. Peet and $208,000 for Ms. Trimbo. Such salary is subject to annual review by the Board of Directors or the Compensation Committee. On December 2, 2004, Mr. Mancini resigned his position as our President, Chief Executive Officer and Director. On March 8, 2005, David Heilman resigned his position as Executive Vice President and Chief Administrative Officer. In connection with his appointment as Interim Chief Executive Officer, we entered into an employment agreement with Mr. DiNicola. The term of the employment agreement expires on December 31, 2005, subject to one year extensions at our option. Under the employment agreement, Mr. DiNicola will receive a base salary of $535,000 per year. In connection with his appointment as Executive Vice President and Chief Financial Officer, on March 14, 2005 we entered into an amended and restated employment agreement with Mr. Larrimer. The term of Mr. Larrimer employment agreement expires on December 31, 2006, subject to one year extensions at our option. Under the employment agreement, Mr. Larrimer will receive a base salary of $300,000 per year.

     The executives are entitled to certain annual performance bonus payments pursuant to the terms of their employment agreements. The bonus payments for Messrs. DiNicola, and Fortunato are based upon a range of annual target levels of EBITDA and cash flow generation goals set by the Board of Directors or Compensation Committee. Such bonus is payable in an amount within a range of 50% to 120% of Mr. DiNicola’s annual base salary and 40% to 100% of Mr. Fortunato’s annual base salaries, all of which are dependent upon meeting or exceeding EBITDA and cash flow generation goals for the applicable year. Such bonus is payable only if the executive is employed by GNC on the last day of the bonus period. In addition, Mr. DiNicola will be entitled to a success bonus of $1 million if, during the term of the agreement, we complete an initial public offering or a change of control transaction occurs (in either case of a specified magnitude) and in certain other circumstances. The bonus payments for Mr. Larrimer, Ms. Peet and Ms. Trimbo are in an amount to be determined by the Compensation Committee in its discretion.

     Pursuant to the terms of the employment agreements and the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Option Plan, Mr. Fortunato was granted an option to purchase 295,333 shares of Common Stock. Mr. Mancini was granted on option to purchase 443,000 shares, however, these options have terminated. Ms. Trimbo was granted an option to purchase 53,160 shares and Ms. Peet was granted an option to purchase 44,300 shares, all at an exercise price of $6 per share. The options vest in equal parts, annually, over a four year period on each anniversary of the effective date of the Acquisition. Of the options granted to Mr. DiNicola 150,000 were vested immediately and the remaining 150,000 will vest on December 1, 2005; the one year anniversary from the date of grant. None of the options were exercised in 2004. In the event of a change of control of GNC, all options granted to Messrs. DiNicola, Heilman, Fortunato, Larrimer, Ms. Peet and Ms. Trimbo shall accelerate and become fully vested and exercisable. Change of control is defined under the employment agreements to mean (i) the occurrence of an event including a merger or consolidation of GNC, if following the transaction, any person or group becomes the beneficial owner (directly or indirectly) of more than 50% of the voting power of the equity interests of GNC or any successor company provided that Apollo and certain related parties do not have the right or ability by voting power, contract or otherwise to elect or designate for election a majority of the Board of Directors and further provided that the transfer of 100% of the voting stock of GNC to an entity that has an ownership structure identical to GNC prior to such transfer, such that GNC becomes a wholly owned subsidiary of such entity, shall not be treated as a change of control, (ii) the sale, lease, transfer, conveyance or other disposition of substantially all of the assets of GNC and its subsidiaries taken as a whole, (iii) after an initial public offering of capital stock of GNC, during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors, together with any new directors whose election by such Board of Directors or whose nomination for election by the stockholders of GNC was approved by a vote of a majority of the directors of GNC then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the Board of Directors then in office; or (iv) GNC dissolves or adopts a plan of complete liquidation.

     The employment agreements also provide for certain benefits upon termination of the executive’s employment. Upon death or disability, the executive (or his or her estate) shall be entitled to the executive’s current base salary (less any payments made under Company-sponsored disability benefit plans) for the remainder of his or her employment period, plus a pro rata share of his or her annual bonus based on actual employment. With respect to Messrs. DiNicola, Fortunato, the bonus payment will be made provided that bonus targets are met for the year of such termination. With respect to Mr. Larrimer, Ms. Peet and Ms. Trimbo, such bonus payments are subject to the discretion of the Compensation Committee. Upon termination of employment by GNC without cause or voluntarily by the executive for good reason, the executive is entitled to salary continuation for the remainder of his employment period (twelve months for Mr. DiNicola), a pro rata share of bonus based on actual employment (provided that bonus targets are met for the year of such termination or subject to the discretion of the Compensation Committee, as the case may be) and continuation of certain welfare benefits and perquisites through the remainder of the employment term or during the continuation of base salary for the 2-year period following a change of control (further described as follows). Other than for Mr. DiNicola, if such termination occurs upon or within 6 months following a change of control, we will continue to pay the executive’s base salary for a 2 year period following such date of termination. The executive may, in such circumstances, elect a lump sum payment based upon a present value discount rate equal to 6% per year. Payment of benefits following termination by the Company without cause or voluntarily by the executive for good reason will be contingent upon execution of a written release by the executive.

     The employment agreements and stock option agreements provide that stock options which are not exercisable as of the date of termination of employment shall expire and options which are exercisable as of such date will remain exercisable for a 90-day period (180 days in the event of the executive’s death). Stock of GNC held by the executives (with respect to Mr. DiNicola, only stock of our Parent, acquired upon exercise of an option) is subject to a call right by GNC for a period of 180 days (270 days in the case of death) from the date of termination. Such call right is for an amount equal to the product of (x) all shares held by such executive and (y) the fair market value of the stock, as determined by our Board of Directors. Mr. Fortunato has the right under his employment agreement to request that the Board of Directors obtain a fairness opinion from a nationally recognized accounting firm or investment bank chosen by the Company, to review the Board’s fair market value determination of the Common Stock. If such fairness opinion validates the fair market determination of the Board, the gross purchase price paid to the executive for such shares shall be reduced by 10% (excluding such other tax or withholding as may be required by applicable law).

     The employment agreements further provide that if any payment to the executive would be subject to or result in the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, then the amount of such payments shall be reduced to the highest amount that may be paid by the Company without subjecting such payment to the excise tax. The executive shall have the right to designate those payments or benefits that shall be reduced or eliminated. Notwithstanding the foregoing, in the employment agreements for Messrs. DiNicola and Fortunato, the reduction shall not apply if the executive would, on a net after-tax basis, receive less compensation than if the payment were not so reduced. All determinations with regard to such excise tax and any reduction in connection with payments to the executive shall be made by PricewaterhouseCoopers LLP or any other nationally recognized accounting firm that acts as the Company’s outside auditors at the time of such determination.

     The employment agreements set forth certain terms of confidentiality concerning trade secrets and confidential or proprietary information which may not be disclosed by the executive except as required by court order or applicable law. The agreements further provide certain non-competition and non-solicitation provisions which restrict the executive and certain relatives from engaging in activities which compete against the interests of GNC during the term of his employment and for the longer of the first anniversary of the date of termination of employment or the period during which the executive receives termination payments.

     In connection with Mr. Mancini’s and Mr. Heilman’s resignation, we entered into a Separation Agreements and General Releases. The Separation Agreement for Mr. Mancini provides for (i) an aggregate payment of $568,750 representing the balance of Mr. Mancini’s salary at its normal rate through December 31, 2005, in accordance with our normal payroll policies for senior executives; (ii) a pro rata share of his 2004 bonus (provided that the bonus targets for 2004 are met); (iii) continuation until December 31, 2005, of health care benefits and officer-level perquisites; (iv) reaffirmation and agreement to abide by the non-competition, non-disparagement and confidentiality provisions in his employment agreement; and (v) full release of all existing and future claims. The Separation Agreement for Mr. Heilman provides for (i) an aggregate payment of $350,000 representing the balance of Mr. Heilman’s salary at its normal rate through March 8, 2006, in accordance with our normal payroll policies for senior executives; (ii) continuation until March 8, 2005, of health care benefits and officer-level perquisites; (iii) reaffirmation and agreement to abide by the non-competition, non-disparagement and confidentiality provisions in his employment agreement; and (iv) full release of all existing and future claims.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth the security ownership of the directors and officers of GNC and certain individuals and entities that beneficially own more than 5% of our Parent’s outstanding Common Stock at March 15, 2005:

	Shares of Common Stock
	Beneficially Owned
Name of Officer or Director	Number		Percentage
GNC Investors, LLC(1)	28,743,333	(3)(4)	96.28%
Mary Elizabeth Burton(1)	158,333	(4)(5)	*
Peter P. Copses(1)	28,768,333	(3)(4)(6)	96.28%
Robert J. DiNicola(1)	241,667	(4)(7)	*
Joseph Fortunato(2)	136,333	(4)(8)	*
George G. Golleher(1)	105,000	(4)(9)	*
Joshua J. Harris(1)	28,768,333	(3)(4)(10)	96.28%
David Heilman(2)	136,333	(4)(11)	*
Andrew S. Jhawar(1)	28,813,333	(3)(4)(12)	96.29%
Edgardo A. Mercadante(2)	78,333	(4)(13)	*
Joseph W. Harch(2)	25,000	(14)	*
Margaret Peet(2)	36,075	(4)(15)	*
Susan Trimbo(2)	24,540	(4)(16)	*
All officers and directors as a group(3)(17)	29,804,947		97.62%

*	Less than 1% of the outstanding shares.

(1)	c/o Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, New York 10019.

(2)	c/o General Nutrition Centers, Inc., 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222.

(3)	Represents shares held by GNC Investors, LLC, our Parent’s Principal Stockholder, which is a special purpose entity that was created in connection with the Acquisition. Apollo Advisors V, L.P. (‘‘Apollo Advisors V’’), through its affiliates owns approximately 76% of our Parent’s Principal Stockholder. Apollo Management V is the manager of our Parent’s Principal Stockholder. Apollo Management V has sole dispositive power over 100% of all of our outstanding Common Stock. Pursuant to a stockholders’ agreement, Apollo Investment V has sole voting power over the shares. Apollo Advisors V is the general partner, and Apollo Management V is the manager of Apollo Investment V. Messrs. Leon Black and John Hannan are the principal executive officers and directors of the general partners of Apollo Management V, L.P. and Apollo Advisors V, L.P. and each of Messrs. Black and Hannan, except to the extent of his direct pecuniary interest expressly disclaims beneficial ownership of the indicated shares. Apollo Advisors V has no pecuniary interest in the remaining interests of our Parent’s Principal Stockholder.

(4)	On December 5, 2003, in connection with the Acquisition, our Parent entered into a stockholders’ agreement with each of our stockholders. Pursuant to the stockholders’ agreement, each stockholder agreed to give Apollo Investment Fund V, L.P. a voting proxy to vote with respect to certain matters as set forth in the stockholders’ agreement. As a result, Apollo Investment Fund V, L.P. may be deemed to be the beneficial owner of the shares of Common Stock held by the parties to the stockholders’ agreement. Apollo Investment Fund V, L.P. expressly disclaims beneficial ownership of such shares of Common Stock held by each of the parties to the stockholders’ agreement, except to the extent of its pecuniary interest in our Parent’s Principal Stockholder.

(5)	Includes options to purchase 75,000 shares of Common Stock.

(6)	Includes options to purchase 25,000 shares of Common Stock and 28,743,333 shares of Common Stock beneficially owned by Apollo Advisors V, L.P., as to which Mr. Copses, a director of the Company and partner of Apollo Advisors V, L.P., expressly disclaims beneficial ownership, except to the extent of his direct pecuniary interest.

(7)	Includes options to purchase 200,000 shares of Common Stock.

(8)	Includes options to purchase 73,833 shares of Common Stock.

(9)	Includes options to purchase 55,000 shares of Common Stock.

(10)	Includes options to purchase 25,000 shares of Common Stock and 28,743,333 shares of Common Stock beneficially owned by Apollo Advisors V, L.P., as to which Mr. Harris, a director of the Company and partner of Apollo Advisors V, L.P., expressly disclaims beneficial ownership, except to the extent of his direct pecuniary interest.

(11)	Includes options to purchase 73,833 shares of Common Stock.

(12)	Includes options to purchase 25,000 shares of Common Stock and 28,743,333 shares of Common Stock beneficially owned by Apollo Advisors V, as to which Mr. Jhawar, a director of the Company and partner of Apollo Advisors V, expressly disclaims beneficial ownership, except to the extent of his direct pecuniary interest.

(13)	Includes options to purchase 45,000 shares of Common Stock.

(14)	Includes options to purchase 25,000 shares of Common Stock.

(15)	Includes options to purchase 11,075 shares of Common Stock.

(16)	Includes options to purchase 13,290 shares of Common Stock.

(17)	Includes 28,743,333 shares held by our Principal Stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Advisory Services

     Immediately prior to the consummation of the Acquisition, we entered into a management agreement with Apollo Management V, L.P., which controls our Principal Stockholder. Three of our directors, Peter P. Copses, Joshua J. Harris and Andrew S. Jhawar, are partners of Apollo Management V, L.P. Under this management agreement, Apollo Management V, L.P. agreed to provide to us certain investment banking, management, consulting and financial planning services on an ongoing basis and certain financial advisory and investment banking services in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for a fee of $1.5 million per year, plus reimbursement of expenses. Apollo Management V, L.P may provide additional services to us from time to time pursuant to the management agreement, including financial advisory and investment banking services in connection with certain transactions for which we will pay customary fees and expenses. Under the management agreement, we agreed to provide customary indemnification. In addition, on December 5, 2003, we incurred a structuring fee of $7.5 million (plus reimbursement of expenses) to Apollo Management V, L.P. for financial advisory services rendered in connection with the Acquisition, which was paid in January 2004. These services included assisting us in structuring the Acquisition, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of our material agreements and financing arrangements in connection with the Acquisition. Although we believe these fees are comparable to management fees paid by portfolio companies of other private equity firms with comparable experience and sophistication, there is no assurance that these agreements are on terms comparable to those that could have been obtained from unaffiliated third parties.

Stockholders’ Agreement

     Upon consummation of the Acquisition, our Parent entered into a stockholders’ agreement with each of its stockholders, which includes certain of our directors, employees and members of our management and our Principal Stockholder. The stockholders’ agreement gives Apollo Investment V, L.P., an affiliate of Apollo Management V, L.P., the right to nominate all of the members of our board of directors and, until the occurrence of certain events, the right to vote all shares of our Parent’s Common Stock and Series A Preferred Stock subject to the stockholders’ agreement on all matters. In addition, the stockholders’ agreement contains registration rights that require our Parent to register Common Stock held by the stockholders party thereto in the event our Parent register for sale, either for its own account or the account of others, shares of our Parent Common Stock.

Separation Agreement with Louis Mancini

     Mr. Mancini’s employment with us terminated on December 1, 2004, and we entered into a Separation Agreement and General Release (the ‘‘Mancini Separation Agreement”) with him which became effective on such date. In consideration of Mr. Mancini’s execution and compliance with the conditions of the Mancini Separation Agreement, including releasing all claims and abiding by certain non-competition, nonsolicitation and confidentiality/intellectual property obligations, Mr. Mancini is entitled to an aggregate severance payment of $568,750 (less applicable withholding) payable in accordance with our payroll systems in the same manner and at the same time as though he remained employed with us through December 31, 2005, and a prorated bonus for 2004. In addition, until December 31, 2005, Mr. Mancini is entitled to participate in, and be covered under, our group life, disability, sickness, accident and health insurance programs and perquisites in the same manner as our other executives. GNC Corporation also repurchased 100,000 shares of Common Stock from Mr. Mancini at $6.00 per share.

Separation Agreement with Dave Heilman

     On March 10, 2005, we entered into a Separation Agreement and General Release (the “Heilman Separation Agreement”) with David R. Heilman (the “Parties”). Mr. Heilman was employed by the Company as Executive Vice President and Chief Administrative Officer pursuant to the employment agreement, dated December 15, 2004. Mr. Heilman and the Company agreed to terminate his employment as of March 8, 2005, and in connection with such termination, settle any and all related agreements between the Parties and their affiliates. Pursuant to this Heilman Separation Agreement, Mr. Heilman’s employment with the Company was terminated effective as of March 8, 2005. To the extent not already effected, Mr. Heilman resigned all of his director, officer and other positions with our Parent, the Company and each of their affiliates, effective as of March 8, 2005. Also pursuant to this Heilman Separation Agreement, our Parent agreed to repurchase Mr. Heilman’s 62,500 shares of our Parent’s Common Stock at $6.00 per share for an aggregate purchase price of $375,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the years ended December 31, 2004 and 2003, were:

	2003	2004
	(in thousands)
Type of Fee
Audit Fees	$1,665	$932
Audit Related Fees	1,258	—
Tax Fees	410	11
All Other Fees	—	—

Total	$3,333	$943

     The Audit Fees for the years December 31, 2004 and 2003, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company, reviews of the quarterly consolidated financial statements of the Company, issuance of consents, assistance with registration statements and offering memorandums and statutory audits.

     The Audit Related Fees as of the year ended December 31, 2004 were for services related to due diligence and other transaction related services.

     Tax Fees as of the year ended December 31, 2003, respectively, were for services related to tax compliance, international tax planning and strategies and state and local tax advice.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report:

(1)	Financial statements filed in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2003 and December 31, 2004.

•	Consolidated Statements of Operations and Comprehensive Income for year ended December 31, 2002, for the periods from January 1, 2003 through December 4, 2003, the 27 days ended December 31, 2003 and for year ended December 31, 2004.

•	Consolidated Statements of Stockholders’ (Deficit) Equity for year ended December 31, 2002, for the periods from January 1, 2003 through December 4, 2003, the 27 days ended December 31, 2003 and for year ended December 31, 2004.

•	Consolidated Statements of Cash Flows for year ended December 31, 2002, the period from January 1, 2003 through December 4, 2003, the 27 days ended December 31, 2003 and for year ended December 31, 2004.

•	Notes to Consolidated Financial Statements

(2)	Financial statement schedule:

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

General Nutrition Centers, Inc. and Subsidiaries
Valuation and Qualifying Accounts

		Additions -
	Balance at	charged		Balance at
	beginning	to costs and		end of
	of period	expense	Deductions	period
	(in thousands)
Allowance for doubtful accounts
Predecessor
Twelve months ended December 31, 2002	$6,694	$31,481	$(20,483)	$17,692
Period January 1, 2003 to December 4, 2003	17,692	20,348	(18,425)	19,615

Successor
27 days ended December 31, 2003	19,615	2,254	(6,879)	14,990
Twelve months ended December 31, 2004	14,990	8,431	(11,163)	12,258

Deferred tax valuation allowance
Predecessor
Twelve months ended December 31, 2002	34,841	—	—	34,841
Period January 1, 2003 to December 4, 2003	34,841	34,045	—	68,886

Successor
27 days ended December 31, 2003	—	—	—	—
Twelve months ended December 31, 2004	—	—	—	—

Inventory reserves
Predecessor
Twelve months ended December 31, 2002	27,746	18,965	(31,960)	14,751
Period January 1, 2003 to December 4, 2003	14,751	13,756	(11,607)	16,900

Successor
27 days ended December 31, 2003	16,900	2,857	(506)	19,251
Twelve months ended December 31, 2004	19,251	17,344	(22,034)	14,561

(3)	Exhibits:

     Listed below are all exhibits filed as part of this Report. Certain exhibits are incorporated by reference from previously filed by the Company or GNC Corporation, with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended:

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Incorporation of General Nitrition Centers, Inc., (f/k/a Apollo GNC Holding, Inc.) filed October 16, 2003. (Incorporated by reference to Exhibit 3.1 to GNC Corporation’s Registration Statement on Form S-4, filed April 15, 2004.)

3.2	Certificate of Amendment of Certificate of Incorporation of General Nitrition Centers, Inc., (changing its name from Apollo GNC Holding, Inc.) filed November 19, 2003 (Incorporated by reference to Exhibit 3.2 to General Nitrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

3.3	Bylaws of General Nitrition Centers, Inc. (Incorporated by reference to Exhibit 3.3 to General Nitrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

4.1	Indenture, dated as of December 5, 2003 among General Nutrition Centers, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as trustee relating to General Nutrition Centers, Inc.’s 8 1/2% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.1 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

4.2	Supplemental Indenture, dated as of April 6, 2004 among GNC Franchising, LLC, General Nutrition Centers, Inc., the other Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association, as trustee relating to General Nutrition Centers, Inc.’s 8 1/2% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.2 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

4.3	Registration Rights Agreement, dated December 5, 2003 among General Nutrition Centers, Inc., the guarantors listed on Schedule I thereto and Lehman Brothers Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as the initial purchasers of the notes. (Incorporated by reference to Exhibit 4.4 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

4.4	Indenture, dated as of January 18, 2005, among Centers, each of the Guarantors party thereto and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to General Nutrition Centers, Inc. Form 8-K, filed January 19, 2005.)

4.5	Form of 8 5/8% Senior Notes due 2011. (Incorporated by reference to Exhibit 4.2 to General Nutrition Centers, Inc. Form 8-K, filed January 19, 2005.)

4.6	Registration Rights Agreement, dated as of January 18, 2005, by and among General Nutrition Centers, Inc., the Guarantors listed on Schedule I thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.4 to General Nutrition Centers, Inc. Form 8-K, filed January 19, 2005.)

10.1	Credit Agreement, dated as of December 5, 2003 among General Nutrition Centers Holding Company, General Nutrition Centers, Inc., as borrower, the several other banks and other financial institutions or entities from time to time party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, JPMorgan Chase Bank, as syndication agent and Lehman Commercial Paper Inc., as administrative agent. (Incorporated by reference to Exhibit 10.1 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.2	First Amendment to the Credit Agreement, dated as of December 14, 2004 among GNC Corporation, General Nutrition Centers, Inc., as borrower, the several banks and other financial institutions or entities from time to time party the Credit Agreement referred to therein and Lehman Commercial Paper Inc. (Incorporated by reference to Exhibit 10.1 to General Nutrition Centers, Inc. 8-K, filed December 16, 2004.)

10.3	Guarantee and Collateral Agreement, dated as of December 5, 2003, made by General Nutrition Centers Holding Company, General Nutrition Centers, Inc. and certain of its subsidiaries in favor of Lehman Commercial Paper Inc. as administrative agent. (Incorporated by reference to Exhibit 10.2 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.4	Form of Intellectual Property Security Agreement, dated as of December 5, 2003 made in favor of Lehman Commercial Paper Inc. as administrative agent. (Incorporated by reference to Exhibit 10.3 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

Exhibit
No.	Description
10.5	Management Services Agreement, dated as of December 5, 2003, by and among General Nutrition Centers, Inc., General Nutrition Centers Holding Company and Apollo Management V, L.P. (Incorporated by reference to Exhibit 10.4 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.6	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing from Gustine Sixth Avenue Associates, Ltd. as Mortgagor to Allstate Life Insurance Company as Mortgagee dated March 23, 1999. (Incorporated by reference to Exhibit 10.5 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.7	Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.6 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.8	Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.7 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.9	Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.8 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.10	Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.9 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.11	Know-How License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.10 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.12	Know-How License Agreement, dated December 5, 2003, by and between Numico Research B.V. and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.11 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.13	Know-How License Agreement, dated December 5, 2003, by and between General Nutrition Corporation and N.V. Nutricia. (Incorporated by reference to Exhibit 10.12 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.14	Patent License Agreement, dated December 5, 2003, by and between General Nutrition Investment Company and Numico Research B.V. (Incorporated by reference to Exhibit 10.13 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.15	GNC Live Well Later Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.14 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.16	GNC Corporation 2003 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit 10.15 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.17	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to General Nutrition Centers, Inc. Form 8-K, filed March 14, 2005.)

10.18	Employment Agreement, dated as of December 5, 2003 between General Nutrition Centers, Inc., and Louis Mancini. (Incorporated by reference to Exhibit 10.16 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.19	First Amendment to Employment Agreement, dated February 12, 2004 between General Nutrition Centers, Inc. and Louis Mancini. (Incorporated by reference to Exhibit 10.17 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.20	Separation Agreement and General Release, dated as of December 1, 2004 by and between Louis Mancini and General Nutrition Centers, Inc. (Incorporated by reference to Exhibit 10.3 to General Nutrition Centers, Inc. Form 8-K, filed January 19, 2005.)

10.21	Employment Agreement, dated as of December 15, 2004 between General Nutrition Centers, Inc., and David Heilman. (Incorporated by reference to Exhibit 10.1 to General Nutrition Centers, Inc. Form 8-K, filed January 19, 2005.)

10.22	Separation Agreement and General Release, dated as of March 10, 2005 by and between Dave Heilman and General Nutrition Centers, Inc. (Incorporated by reference to Exhibit 10.1 to General Nutrition Centers, Inc. Form 8-K, filed March 14, 2005.)

10.23	Employment Agreement, dated as of December 1, 2004 between General Nutrition Centers, Inc., and Robert J. DiNicola. (Incorporated by reference to Exhibit 10.1 to General Nutrition Centers, Inc. Form 8-K, filed December 3, 2004.)

10.24	Stock Option Agreement between General Nutrition Centers, Inc., and Robert J. DiNicola. (Incorporated by reference to Exhibit 10.2 to General Nutrition Centers, Inc. Form 8-K, filed December 3, 2004.)

10.25	Employment Agreement, dated as of December 15, 2004 between General Nutrition Centers, Inc., and Joseph Fortunato. (Incorporated by reference to Exhibit 10.2 to General Nutrition Centers, Inc. Form 8-K, filed January 19, 2005.)

Exhibit
No.	Description

10.26	Employment Agreement, dated as of March 14, 2005 between General Nutrition Centers, Inc., and Curtis Larrimer. (Incorporated by reference to Exhibit 10.1 to General Nutrition Centers, Inc. Form 8-K, filed March 14, 2005.)

10.27	Employment Agreement, dated as of February 21, 2005 between General Nutrition Centers, Inc., and Robert Homler. (Incorporated by reference to Exhibit 10.1 to General Nutrition Centers, Inc. Form 8-K, filed February 23, 2005.)

10.28	Employment Agreement, dated as of December 5, 2003 between General Nutrition Centers, Inc. and Susan Trimbo. (Incorporated by reference to Exhibit 10.22 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.29	Employment Agreement, dated as of December 5, 2003 between General Nutrition Centers, Inc. and Reginald Steele. (Incorporated by reference to Exhibit 10.23 to General Nutrition Centers, Inc. Registration Statement on Form S-4, filed April 15, 2004.)

10.30	This First Amendment entered into on September 27, 2004 to that certain Employment Agreement dated as of February 2, 2004 among Margaret Peet and General Nutrition Centers, Inc. (Filed herewith)

10.31	GNC/Rite Aid Retail Agreement, dated as of December 8, 1998 between General Nutrition Sales Corporation and Rite Aid Corporation.* (Incorporated by reference to Exhibit 10.24 to General Nutrition Center’s, Inc. Registration Statement on Form S-4, filed August 9, 2004.)

10.32	Amendment to the GNC/Rite Aid Retail Agreement, effective as of November 20, 2000 between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp.* (Incorporated by reference to Exhibit 10.25 to General Nutrition Center’s, Inc. Registration Statement on Form S-4, filed August 9, 2004.)

10.33	Amendment to the GNC/Rite Aid Retail Agreement effective as of May 1, 2004 between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp.* (Incorporated by reference to Exhibit 10.26 to General Nutrition Center’s, Inc. Registration Statement on Form S-4, filed August 9, 2004.)

10.34	Form of indemnification agreement for directors and executive officers. (Filed herewith)

14.1	Code of Ethics for Chief Executive and Senior Financial Officers. (Filed herewith)

21.1	Subsidiaries of GNC Corporation. (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

March 30, 2005
General Nutrition Centers, Inc. (Registrant)

/s/ Robert J. DiNicola

Robert J. DiNicola Executive Chairman of the Board Directors and Interim Chief Executive Officer

Signature	Title	Date

/s/ Robert J. DiNicola
Robert J. DiNicola	Executive Chairman of the Board of Directors and Interim Chief Executive Officer	March 30, 2005

/s/ Curtis J. Larrimer
Curtis J. Larrimer	Executive Vice President and Chief Financial Officer	March 30, 2005

/s/ Peter P. Copses
Peter P. Copses	Director	March 30, 2005

/s/ Andrew S. Jhawar
Andrew S. Jhawar	Director	March 30, 2005

/s/ George G. Golleher
George G. Golleher	Director	March 30, 2005

/s/ Mary Elizabeth Burton
Mary Elizabeth Burton	Director	March 30, 2005

/s/ Edgardo A. Mercadante
Edgardo A. Mercadante	Director	March 30, 2005

/s/ Joshua J. Harris
Joshua J. Harris	Director	March 30, 2005

/s/ Joseph W. Harch
Joseph W. Harch	Director	March 30, 2005