Form 10-Q
period 2005-06-30
GENERAL NUTRITION CENTERS INC
filed 2005-08-05
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes ☑ No
As of June 30, 2005, 100 shares of the registrant’s $0.01 par value Common Stock (the “Common Stock”) were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	June 30,
	2004 *	2005
		(unaudited)
Current assets:
Cash and cash equivalents	$85,161	$54,900
Receivables, net	70,013	73,704
Inventories, net (Note 3)	272,254	303,213
Deferred tax assets, net	14,133	13,169
Other current assets	35,775	31,505

Total current assets	477,336	476,491

Long-term assets:
Goodwill (Note 4)	78,585	78,585
Brands (Note 4)	212,000	212,000
Other intangible assets, net (Note 4)	28,652	26,731
Property, plant and equipment, net	195,409	186,247
Deferred financing fees, net	18,130	17,429
Deferred tax assets, net	1,093	—
Other long-term assets	21,393	13,969

Total long-term assets	555,262	534,961

Total assets	$1,032,598	$1,011,452

Current liabilities:
Accounts payable	$106,557	$107,065
Accrued payroll and related liabilities	20,353	19,470
Accrued interest (Note 5)	1,863	7,721
Current portion, long-term debt (Note 5)	3,901	2,045
Other current liabilities	61,162	60,542

Total current liabilities	193,836	196,843

Long-term liabilities:
Long-term debt (Note 5)	506,474	472,337
Deferred tax liabilities, net	—	346
Other long-term liabilities	9,866	10,502

Total long-term liabilities	516,340	483,185

Total liabilities	710,176	680,028

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	278,258	277,842
Retained earnings	1,163	52,953
Accumulated other comprehensive income	43,001	629

Total stockholder’s equity	322,422	331,424

Total liabilities and stockholder’s equity	$1,032,598	$1,011,452

*	Footnotes summarized from the Audited Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2005	2004	2005
Revenue	$347,728	$333,347	$720,283	$669,782

Cost of sales, including costs of warehousing, distribution and occupancy	226,580	223,724	473,723	454,180

Gross profit	121,148	109,623	246,560	215,602

Compensation and related benefits	57,825	56,229	118,925	113,543
Advertising and promotion	12,654	13,540	25,210	28,141
Other selling, general and administrative	18,833	18,742	36,617	37,564
Foreign currency loss (gain)	611	48	418	(57)
Other income	—	—	—	(2,500)

Operating income	31,225	21,064	65,390	38,911

Interest expense, net (note 5)	8,495	9,805	17,148	23,276

Income before income taxes	22,730	11,259	48,242	15,635

Income tax expense	8,298	4,102	17,577	5,683

Net income	14,432	7,157	30,665	9,952

Other comprehensive loss	(37)	(270)	(455)	(534)

Comprehensive income	$14,395	$6,887	$30,210	$9,418

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income	Equity
Balance at December 31, 2004	100	$—	$278,258	$43,001	$1,163	$322,422

GNC Corporation investment in General Nutrition Centers, Inc	—	—	(416)	—	—	(416)

Net income	—	—	—	9,952	—	9,952

Foreign currency translation adjustments	—	—	—	—	(534)	(534)

Balance at June 30, 2005 (unaudited)	100	$—	$277,842	$52,953	$629	$331,424

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months
	ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,665	$9,952

Depreciation expense	16,420	18,372
Deferred fee writedown — early debt extinguishment	—	3,890
Amortization of intangible assets	2,007	1,921
Amortization of deferred financing fees	1,546	1,384
Increase in provision for inventory losses	5,869	3,504
(Decrease) increase in provision for losses on accounts receivable	(1,844)	2,190
Decrease in net deferred taxes	3,783	2,404
Changes in assets and liabilities:
Decrease (increase) in receivables	870	(5,883)
Increase in inventory, net	(36,781)	(34,038)
Decrease in franchise note receivables, net	5,046	5,370
Decrease in other assets	4,197	6,329
Increase (decrease) in accounts payable	1,362	(1,329)
Increase in accrued taxes	8,730	—
Increase in interest payable	65	5,858
Decrease in accrued liabilities	(16,132)	(1,354)

Net cash provided by operating activities	25,803	18,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,165)	(8,915)
Franchise store conversions	123	—
Store acquisition costs	(285)	(1,105)
Acquisition of General Nutrition Companies, Inc	2,102	—

Net cash used in investing activities	(8,225)	(10,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in (return of capital from) General Nutrition Centers, Inc	1,581	(416)
(Decrease) increase in cash overdrafts	(3,063)	1,800
Payments on long-term debt	(1,906)	(185,994)
Proceeds from senior notes issuance	—	150,000
Financing fees	(327)	(4,090)

Net cash used in financing activities	(3,715)	(38,700)

Effect of exchange rate on cash	529	(111)

Net increase (decrease) in cash	14,392	(30,261)
Beginning balance, cash	33,176	85,161

Ending balance, cash	$47,568	$54,900

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
     Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $1.5 million at June 30, 2005 and $1.4 million at December 31, 2004.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Stock Compensation. In accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock issued to Employees”, the Company accounts for stock-based employee compensation using the intrinsic value method of accounting. For the three and six months ended June 30, 2005 and 2004, stock compensation represents shares of the Company’s stock issued pursuant to the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan. The common stock associated with this plan is not registered or traded on any exchange. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation”, prescribes that companies utilize the fair value method of valuing stock-based compensation and recognize compensation expense accordingly. SFAS No. 123 did not require that the fair value method be adopted and reflected in the financial statements. However, in December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which sets accounting requirements for “share-based” compensation. It requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation and disallows the use of the intrinsic value method of accounting for stock compensation. This statement is not effective for the Company until the beginning of our fiscal year 2006. The Company has adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” by illustrating compensation costs in the following table and will adopt SFAS No. 123 (R) beginning with our fiscal year 2006.
     Had compensation costs for stock options been determined using the fair market value method of SFAS No. 123, the effect on net income for each of the periods presented would have been as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2005	2004	2005
	(unaudited)
	(in thousands)
Net income as reported	$14,432	$7,157	$30,665	$9,952
Less: total stock-based employee compensation costs determined using fair value method, net of related tax effects	(211)	(182)	(427)	(360)

Adjusted net income	$14,221	$6,975	$30,238	$9,592

     Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Correction” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees. It requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. Originally SFAS No. 123(R) was applicable for all interim and fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced that it was extending the adoption of SFAS No. 123(R) for public companies to be applicable for all fiscal periods beginning after June 15, 2005. Although we are not a public entity as defined by SFAS No. 123(R), this statement is also not effective for the Company until the beginning of our fiscal year 2006. The adoption of this statement is not expected to have a significant impact on our consolidated financial statements or results of operations.
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
NOTE 3. INVENTORIES, NET
     Inventories at each respective period consisted of the following:

	December 31, 2004
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$242,578	$(11,542)	$231,036
Unpackaged bulk product and raw materials	41,607	(3,019)	38,588
Packaging supplies	2,630	—	2,630

	$286,815	$(14,561)	$272,254

	June 30, 2005
			Net Carrying
	Gross cost	Reserves	Value
		(unaudited)
		(in thousands)
Finished product ready for sale	$257,304	$(9,310)	$247,994
Unpackaged bulk product and raw materials	54,410	(2,940)	51,470
Packaging supplies	3,749	—	3,749

	$315,463	$(12,250)	$303,213

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET
     Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line basis over periods not exceeding 20 years. The Company records goodwill upon the acquisition of franchisee stores when the acquisition price exceeds the fair value of the identifiable assets acquired and liabilities assumed of the store. The Company’s goodwill remained the same at June 30, 2005 compared to December 31, 2004, with Retail of $17.6 million, Franchise of $60.5 million and Manufacturing/Wholesale of $0.5 million.
     The following table summarizes the Company’s intangible asset activity from December 31, 2004 to June 30, 2005.

		Retail	Franchise	Operating
	Gold Card	Brand	Brand	Agreements	Total
	(in thousands)
Balance at December 31, 2004	$1,413	$49,000	$163,000	$27,239	$240,652

Amortization expense	(449)	—	—	(1,472)	(1,921)

Balance at June 30, 2005 (unaudited)	$964	$49,000	$163,000	$25,767	$238,731

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
     The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	December 31, 2004			June 30, 2005
		Accumulated	Carrying		Accumulated	Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
					(unaudited)
	(in thousands)
Brands — retail	$49,000	$—	$49,000	$49,000	$—	$49,000
Brands — franchise	163,000	—	163,000	163,000	—	163,000
Gold card — retail	2,230	(1,004)	1,226	2,230	(1,393)	837
Gold card — franchise	340	(153)	187	340	(213)	127
Retail agreements	8,500	(1,267)	7,233	8,500	(1,858)	6,642
Franchise agreements	21,900	(1,894)	20,006	21,900	(2,775)	19,125

	$244,970	$(4,318)	$240,652	$244,970	$(6,239)	$238,731

     The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at June 30, 2005:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2005	$1,922
2006	3,457
2007	2,943
2008	2,895
2009	2,283
Thereafter	13,231

Total	$26,731

NOTE 5. LONG-TERM DEBT / INTEREST
     In December 2003, the Company entered into a senior credit facility with a syndicate of lenders. The senior credit facility consists of a $285.0 million term loan facility and a $75.0 million revolving credit facility. This indebtedness has been guaranteed by the Company and its domestic subsidiaries. All borrowings under the senior credit facility bear interest at a rate per annum equal to either (a) the greater of the prime rate as quoted on the British Banking Association Telerate, and the federal funds effective rate plus 0.5% per annum, plus in each case, additional margins of 2.0% per annum for both the term loan facility and the revolving credit facility, or (b) the Eurodollar rate plus additional margins of 3.0% per annum for both the term loan facility and the revolving credit facility. In addition to paying the above stated interest rates, The Company is also required to pay a commitment fee relating to the unused portion of the revolving credit facility at a rate of 0.5% per annum. The senior credit facility matures on December 5, 2009 and permits The Company to prepay a portion or all of the outstanding balance without incurring penalties. The revolving credit facility matures on December 5, 2008. The revolving credit facility allows for $50.0 million to be used as collateral for outstanding letters of credit, of which $7.9 million and $8.0 million was used at June 30, 2005 and December 31, 2004, respectively, leaving $67.1 million and $67.0 million, respectively, of this facility available for borrowing on such dates. The term loan facility at June 30, 2005 and December 31, 2004 carried a balance of $96.7 million and $282.2 million, respectively. Interest on the term loan facility is payable quarterly in arrears and at June 30, 2005 and December 31, 2004, carried an average interest rate of 6.4% and 5.4%, respectively. The Company has complied with its covenant reporting and compliance requirements in all material respects for the three and six months ended June 30, 2005.
     In December 2003, The Company also issued $215.0 million of its 8 1/2% Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”). The Senior Subordinated Notes mature on December 1, 2010, and bear interest at the rate of 8 1/2% per annum, which is payable semi-annually in arrears on June 1 and December 1 of each year, which began with the first payment due on June 1, 2004.
     In January 2005, the Company issued $150.0 million aggregate principal amount of its 8 5/8% Senior Notes due 2011 (the “Senior Notes”). The Company used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under the $285.0 million term loan facility. The Senior Notes bear an interest rate of 8 5/8% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year, beginning with the first payment due on July 15, 2005.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
     Long-term debt at each respective period consisted of the following:

	December 31,	June 30,
	2004	2005
		(unaudited)
	(in thousands)
Mortgage	$13,190	$12,691
Capital leases	35	32
Senior credit facility	282,150	96,659
8 5/8% Senior Notes	—	150,000
8 1/2% Senior Subordinated Notes	215,000	215,000
Less: current maturities	(3,901)	(2,045)

Total	$506,474	$472,337

     At June 30, 2005, the Company’s total debt principal maturities are as follows:

	Mortgage			8 1/2% Senior
	Loan/Capital	Senior	8 5/8% Senior	Subordinated
Years Ending December 31,	Leases	Credit Facility	Notes	Notes	Total
			(unaudited)
			(in thousands)
2005	$549	$491	$—	$—	$1,040
2006	1,141	981	—	—	2,122
2007	1,195	981	—	—	2,176
2008	1,281	981	—	—	2,262
2009	1,373	93,225	—	—	94,598
Thereafter	7,184	—	150,000	215,000	372,184

	$12,723	$96,659	$150,000	$215,000	$474,382

     The Company’s net interest expense for each respective period is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
		(unaudited)
		(in thousands)
Composition of interest expense:
Mortgage	$241	$223	$486	$455
Senior credit facility — Revolver	152	150	241	299
Senior credit facility — Term Loan	3,028	1,488	6,067	3,322
8 5/8% Senior Notes	—	3,234	—	5,858
8 1/2 % Senior Subordinated Notes	4,518	4,569	9,087	9,137
Deferred fee writedown — early debt extinguishment	—	—	—	3,890
Deferred financing fees	775	700	1,546	1,384
Interest income — other	(219)	(559)	(279)	(1,069)

Interest expense, net	$8,495	$9,805	$17,148	$23,276

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
     Accrued interest at each respective period consisted of the following:

	December 31,	June 30,
	2004	2005
		(unaudited)
	(in thousands)
Senior credit facility	$340	$340
8 5/8% Senior notes	—	5,858
8 1/2% Senior Subordinated Notes	1,523	1,523

Total	$1,863	$7,721

NOTE 6. COMMITMENTS AND CONTINGENCIES
Litigation
     The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” and believes that it is in compliance with that standard at June 30, 2005. The Company is currently of the opinion that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, and the indemnification provided by Numico under the Purchase Agreement, will not have a material adverse impact on its financial position, results of operations or liquidity. However, if the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.
     As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our financial condition and operating results. We currently maintain product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million per claim. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.
     Ephedra (Ephedrine Alkaloids). As of June 30, 2005, we have been named as a defendant in 211 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.
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
NOTE 7. STOCK-BASED COMPENSATION PLANS
Stock Options
     On December 5, 2003, the board of directors of the Company (the “Board”) approved and adopted the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees as determined by the Board. The total number of shares of common stock reserved and available for the Plan is 4.0 million shares. The stock options carry a four year vesting schedule and expire after seven years from date of grant. As of June 30, 2005 the number of stock options outstanding was 2.8 million. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of June 30, 2005. The weighted average Black-Scholes value of cumulative options granted and outstanding under the Plan at June 30, 2005 is $1.69 per share.
     The following table outlines the total stock options granted:

		Weighted	Weighted
		Average	Average Black-
	Total Options	Exercise Price	Scholes Value
Outstanding at December 31, 2004	2,435,393	$6.00

Granted March 2005	294,573	6.00	$0.28
Granted June 2005	450,000	6.00	0.27
Forfeited	(380,979)

Outstanding at June 30, 2005 (unaudited)	2,798,987	6.00	1.69

     The Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to measure compensation expense using the intrinsic value method for accounting for stock-based compensation as outlined by APB No. 25. In accordance with SFAS No. 148, pro forma information regarding net income is required to be disclosed as if the Company had accounted for its employee stock options using the fair value method of SFAS No. 123. See the Basis of Presentation note for this disclosure. There were 812,409 options vested under the Plan at June 30, 2005.
     Fair value information for the Plan was estimated using the Black-Scholes option-pricing model based on the following assumptions for the options granted:

	December 31,	June 30,
	2004	2005
		(unaudited)
Dividend yield	0.00%	0.00%
Expected option life	5 years	5 years
Volatility factor percentage of market price	40.00%	24.00%
Discount rate	3.63%	3.84%
     Because the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 8. SEGMENTS
     The following operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and corporate costs. The following table represents key financial information for each of the Company’s business segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and Other Unallocated Costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in “Basis of Presentation and Summary of Significant Accounting Policies”, which is included in the Form 10-K.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(unaudited)
	(in thousands)
Revenues:
Retail	$261,355	$250,277	$540,996	$505,529
Franchise	58,890	57,754	123,028	110,381
Manufacturing/Wholesale:
Intersegment (1)	51,732	49,223	99,278	104,718
Third Party	27,483	25,316	56,259	53,872

Sub total Manufacturing/Wholesale	79,215	74,539	155,537	158,590
Sub total segment revenues	399,460	382,570	819,561	774,500
Intersegment elimination (1)	(51,732)	(49,223)	(99,278)	(104,718)

Total revenues	347,728	333,347	720,283	669,782
Operating income:
Retail	30,588	21,200	65,983	39,106
Franchise (2)	16,485	12,124	33,607	25,467
Manufacturing/Wholesale	9,867	12,551	18,053	24,610
Unallocated corporate and other costs:
Warehousing & distribution costs	(12,322)	(12,211)	(25,027)	(24,870)
Corporate costs	(13,393)	(12,600)	(27,226)	(25,402)

Sub total unallocated corporate and other costs	(25,715)	(24,811)	(52,253)	(50,272)

Total operating income	31,225	21,064	65,390	38,911
Interest expense, net	8,495	9,805	17,148	23,276

Income before income taxes	22,730	11,259	48,242	15,635

Income tax expense	8,298	4,102	17,577	5,683

Net income	$14,432	$7,157	$30,665	$9,952

	December 31,	June 30,
	2004	2005
Total assets:
Retail	$418,136	$425,645
Franchise	314,836	314,545
Manufacturing / Wholesale	143,151	150,452
Corporate / Other	156,475	120,810

Total assets	$1,032,598	$1,011,452

(1)	Intersegment revenues are eliminated from consolidated revenue.

(2)	Franchise operating income for the six months ended June 30, 2005 includes $2.5 million of transaction fee income related to the transfer of our Australian franchise.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
          As of June 30, 2005, the Company’s debt includes its senior credit facility, its Senior Notes and its Senior Subordinated Notes. The As of March 31, 2005, the Company’s debt includes its senior credit facility, its Senior Notes and its Senior Subordinated Notes. The senior credit facility has been guaranteed by our Parent and its domestic subsidiaries. The Senior Notes are general unsecured obligations of the Company and rank secondary to the Company’s senior credit facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including the Company’s Senior Subordinated Notes. The Senior Notes are unconditionally guaranteed by all of the Company’s existing and future material domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company, the guarantees are full and unconditional and joint and several.
          Presented below are condensed consolidated financial statements of the Company, the Company as the Parent/Issuer, and the combined guarantor and non-guarantor subsidiaries as of, and for the three and six months ended June 30, 2005 and 2004. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
June 30, 2005	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Current assets
Cash and cash equivalents	$—	$52,076	$2,824	$—	$54,900
Receivables, net	1,570	71,183	951	—	73,704
Intercompany receivables	—	33,580	—	(33,580)	—
Inventories, net	—	288,951	14,262	—	303,213
Other current assets	2,554	37,867	4,253	—	44,674

Total current assets	4,124	483,657	22,290	(33,580)	476,491

Goodwill, net	—	77,643	942	—	78,585
Brands, net	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	164,954	21,293	—	186,247
Investment in subsidiaries	797,737	5,012	—	(802,749)	—
Other assets	17,635	49,199	75	(8,780)	58,129

Total assets	$819,496	$989,465	$47,600	$(845,109)	$1,011,452

Current liabilities
Current liabilities	$9,185	$180,880	$6,778	$—	$196,843
Intercompany payables	18,209	—	15,371	(33,580)	—

Total current liabilities	27,394	180,880	22,149	(33,580)	196,843

Long-term debt	460,678	—	20,439	(8,780)	472,337
Other long-term liabilities	—	10,848	—	—	10,848

Total liabilities	488,072	191,728	42,588	(42,360)	680,028
Total stockholder’s equity (deficit)	331,424	797,737	5,012	(802,749)	331,424

Total liabilities and stockholder’s equity (deficit)	$819,496	$989,465	$47,600	$(845,109)	$1,011,452

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Current assets
Cash and cash equivalents	$—	$82,722	$2,439	$—	$85,161
Receivables, net	1,865	66,821	1,327	—	70,013
Intercompany receivables	15,887	16,848	—	(32,735)	—
Inventories, net	—	258,085	14,169	—	272,254
Other current assets	257	45,731	3,920	—	49,908

Total current assets	18,009	470,207	21,855	(32,735)	477,336

Goodwill, net	—	77,643	942	—	78,585
Brands, net	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	172,813	22,596	—	195,409
Investment in subsidiaries	784,710	3,951	—	(788,661)	—
Other assets	18,336	59,339	373	(8,780)	69,268

Total assets	$821,055	$992,953	$48,766	$(830,176)	$1,032,598

Current liabilities
Current liabilities	$4,333	$182,490	$7,013	$—	$193,836
Intercompany payables	—	15,887	16,848	(32,735)	—

Total current liabilities	4,333	198,377	23,861	(32,735)	193,836

Long-term debt	494,300	—	20,954	(8,780)	506,474
Other long-term liabilities	—	9,866	—	—	9,866

Total liabilities	498,633	208,243	44,815	(41,515)	710,176
Total stockholder’s equity (deficit)	322,422	784,710	3,951	(788,661)	322,422

Total liabilities and stockholder’s equity (deficit)	$821,055	$992,953	$48,766	$(830,176)	$1,032,598

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended June 30, 2005	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$318,147	$17,815	$(2,615)	$333,347

Cost of sales, including costs of warehousing, distribution and occupancy	—	213,461	12,878	(2,615)	223,724

Gross profit	—	104,686	4,937	—	109,623

Compensation and related benefits	—	53,318	2,911	—	56,229
Advertising and promotion	—	13,381	159	—	13,540
Other selling, general and administrative	536	17,509	697	—	18,742
Subsidiary (income) expense	(7,955)	(744)	—	8,699	—
Other expense	—	40	8	—	48

Operating income (loss)	7,419	21,182	1,162	(8,699)	21,064

Interest expense, net	700	8,730	375	—	9,805

Income (loss) before income taxes	6,719	12,452	787	(8,699)	11,259

Income tax (benefit) expense	(438)	4,497	43	—	4,102

Net income (loss)	$7,157	$7,955	$744	$(8,699)	$7,157

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2005	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$640,493	$35,500	$(6,211)	$669,782

Cost of sales, including costs of warehousing, distribution and occupancy	—	434,388	26,003	(6,211)	454,180

Gross profit	—	206,105	9,497	—	215,602

Compensation and related benefits	—	107,639	5,904	—	113,543
Advertising and promotion	—	27,864	277	—	28,141
Other selling, general and administrative	1,014	35,439	1,111	—	37,564
Subsidiary (income) expense	(13,977)	(1,554)	—	15,531	—
Other income	—	(2,470)	(87)	—	(2,557)

Operating income (loss)	12,963	39,187	2,292	(15,531)	38,911

Interest expense, net	5,274	17,301	701	—	23,276

Income (loss) before income taxes	7,689	21,886	1,591	(15,531)	15,635

Income tax (benefit) expense	(2,263)	7,909	37	—	5,683

Net income (loss)	$9,952	$13,977	$1,554	$(15,531)	$9,952

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended June 30, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$332,027	$18,263	$(2,562)	$347,728

Cost of sales, including costs of warehousing, distribution and occupancy	—	215,969	13,173	(2,562)	226,580

Gross profit	—	116,058	5,090	—	121,148

Compensation and related benefits	—	54,910	2,915	—	57,825
Advertising and promotion	—	12,605	49	—	12,654
Other selling, general and administrative	465	18,201	167	—	18,833
Subsidiary (income) expense	(14,728)	(1,029)	—	15,757	—
Other income	—	96	515	—	611

Operating income (loss)	14,263	31,275	1,444	(15,757)	31,225

Interest expense, net	—	8,109	386	—	8,495

Income (loss) before income taxes	14,263	23,166	1,058	(15,757)	22,730

Income tax (benefit) expense	(169)	8,438	29	—	8,298

Net income (loss)	$14,432	$14,728	$1,029	$(15,757)	$14,432

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$687,517	$37,607	$(4,841)	$720,283

Cost of sales, including costs of warehousing, distribution and occupancy	—	451,411	27,153	(4,841)	473,723

Gross profit	—	236,106	10,454	—	246,560

Compensation and related benefits	—	112,918	6,007	—	118,925
Advertising and promotion	—	25,057	153	—	25,210
Other selling, general and administrative	859	34,956	802	—	36,617
Subsidiary (income) expense	(31,211)	(2,320)	—	33,531	—
Other income	—	65	353	—	418

Operating income (loss)	30,352	65,430	3,139	(33,531)	65,390

Interest expense, net	—	16,358	790	—	17,148

Income (loss) before income taxes	30,352	49,072	2,349	(33,531)	48,242

Income tax (benefit) expense	(313)	17,861	29	—	17,577

Net income (loss)	$30,665	$31,211	$2,320	$(33,531)	$30,665

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2005	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
Net cash provided by operating activities	$4,506	$12,960	$1,104	$18,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(8,811)	(104)	(8,915)
Investment/distribution	35,490	(35,490)	—	—
Other investing	—	(1,105)	—	(1,105)

Net cash provided by (used in) investing activities	35,490	(45,406)	(104)	(10,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation return of capital from General Nutrition Centers, Inc	(416)	—	—	(416)
Payments on long-term debt — third parties	(185,490)	—	(504)	(185,994)
Proceeds from senior notes issuance	150,000	—	—	150,000
Other financing	(4,090)	1,800	—	(2,290)

Net cash (used in) provided by financing activities	(39,996)	1,800	(504)	(38,700)

Effect of exchange rate on cash	—	—	(111)	(111)

Net (decrease) increase in cash	—	(30,646)	385	(30,261)

Beginning balance, cash	—	82,722	2,439	85,161

Ending balance, cash	$—	$52,076	$2,824	$54,900

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
Six months ended June 30, 2004		(in thousands)

Net cash (used in) provided by operating activities	$(3,356)	$28,811	$348	$25,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(9,794)	(371)	(10,165)
Acquisition of General Nutrition Companies, Inc	2,102	—	—	2,102
Investment/distribution	1,425	(1,425)	—	—
Other investing	—	(162)	—	(162)

Net cash provided by (used in) investing activities	3,527	(11,381)	(371)	(8,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	1,581	—	—	1,581
Other financing	(1,752)	(3,063)	(481)	(5,296)

Net cash used in financing activities	(171)	(3,063)	(481)	(3,715)

Effect of exchange rate on cash	—	—	529	529

Net increase in cash	—	14,367	25	14,392

Beginning balance, cash	—	30,642	2,534	33,176

Ending balance, cash	$—	$45,009	$2,559	$47,568

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
Forward-Looking Statements
          The discussion in this section contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. Forward-looking statements can be identified by the use of terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain, we may not realize our expectations and our beliefs may not prove correct. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results could differ materially from those described or implied by the forward-looking statements contained herein due to significant competition, unfavorable publicity or consumer perception of our products, material products liability claims, compliance with governmental regulations, unprofitable franchisees, risks associated with our international operations, our failure to keep pace with the demands of our customers for new products and services, manufacturing disruptions, increases in insurance claims, loss of key management, increases in the cost or availability of capital, impact of our substantial debt on operating income and ability to grow, failure to adequately protect or enforce our intellectual property rights and other factors discussed herein and under the heading “Risk Factors” included in the annual report on Form 10-K.
Overview
          We are the largest global specialty retailer of nutritional supplements, which include sports nutrition products, diet products, VMHS (vitamins, minerals and herbal supplements) and specialty supplements. We derive our revenues principally from product sales through our company-owned stores, franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,700 locations operating under the GNC brand name. Revenues are derived from our three business segments, Retail, Franchise and Manufacturing/ Wholesale.
Trends and Other Factors Affecting Our Business
          Our performance is affected by trends that affect the nutritional supplements industry generally. Current trends affecting our business include the aging population, rising healthcare costs, increasing focus on fitness and increasing incidence of obesity. Changes in these trends and other factors may also impact our business. Our business allows us to respond to changing consumer preferences and drive revenues by emphasizing new product development, introducing targeted third-party products, and adjusting our product mix. There have been no new material developments in the matters disclosed in the “Trends and Other Factors Affecting Our Business” section included in the Form 10-K.
Results of Operations
          The information presented below for the three and six months ended June 30, 2005 and 2004 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
          As discussed in the “Segments” note to our consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and distribution costs and corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Results of Operations and Comprehensive Income
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
Revenues:
Retail	$261.3	75.2%	$250.3	75.1%	$541.0	75.1%	$505.5	75.5%
Franchise	58.9	16.9%	57.7	17.3%	123.0	17.1%	110.4	16.5%
Manufacturing / Wholesale	27.5	7.9%	25.3	7.6%	56.3	7.8%	53.9	8.0%

Total net revenues	347.7	100.0%	333.3	100.0%	720.3	100.0%	669.8	100.0%

Operating expenses:
Cost of sales, including costs of warehousing, distribution and occupancy	226.6	65.1%	223.7	67.0%	473.7	65.7%	454.2	67.9%
Compensation and related benefits	57.8	16.6%	56.2	16.9%	118.9	16.5%	113.5	16.9%
Advertising and promotion	12.7	3.7%	13.5	4.1%	25.2	3.5%	28.1	4.2%
Other selling, general and administrative expenses	17.8	5.1%	17.8	5.3%	34.7	4.8%	35.6	5.3%
Amortization expense	1.0	0.3%	0.9	0.3%	2.0	0.3%	1.9	0.3%
Foreign currency loss (gain)	0.6	0.2%	—	0.0%	0.4	0.1%	(0.1)	0.0%
Other income	—	0.0%	—	0.0%	—	0.0%	(2.5)	-0.4%

Total operating expenses	316.5	91.0%	312.1	93.6%	654.9	90.9%	630.7	94.2%

Operating income:
Retail	30.6	8.9%	21.2	6.3%	66.0	9.1%	39.1	5.8%
Franchise	16.5	4.7%	12.2	3.6%	33.6	4.7%	23.0	3.4%
Manufacturing / Wholesale	9.8	2.8%	12.5	3.8%	18.0	2.5%	24.6	3.7%
Unallocated corporate and other costs:
Warehousing & distribution costs	(12.3)	-3.5%	(12.2)	-3.7%	(25.0)	-3.5%	(24.9)	-3.7%
Corporate costs	(13.4)	-3.9%	(12.6)	-3.7%	(27.2)	-3.7%	(25.4)	-3.8%
Other income	—	0.0%	—	0.0%	—	0.0%	2.5	0.4%

Subtotal unallocated corporate and other costs	(25.7)	-7.4%	(24.8)	-7.4%	(52.2)	-7.2%	(47.8)	-7.1%

Total operating income	31.2	9.0%	21.1	6.3%	65.4	9.1%	38.9	5.8%

Interest expense, net	8.5		9.8		17.2		23.3

Income before income taxes	22.7		11.3		48.2		15.6

Income tax expense	8.3		4.0		17.5		5.6

Net income	14.4		7.3		30.7		10.0

Other comprehensive loss	—		(0.4)		(0.5)		(0.6)

Comprehensive income	$14.4		$6.9		$30.2		$9.4

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Comparison of the Three Months Ended June 30, 2005 and June 30, 2004
     Revenues
          Consolidated. Our consolidated net revenues decreased $14.4 million, or 4.1%, to $333.3 million for the three months ended June 30, 2005, compared to $347.7 million for the same period in 2004. The decrease was primarily the result of decreased same store sales in our Retail and Franchise segments and a reduced store base.
          Retail. Revenues in our Retail segment decreased $11.0 million, or 4.2%, to $250.3 million for the three months ended June 30, 2005, compared to $261.3 million for the same period in 2004. Revenue decreased $19.5 million in our diet category, partially offset by an increase in sales in the sports nutrition category. We expect sales in the diet category to continue to decline for the remainder of the year. Same store sales for the three months ended June 30, 2005 decreased 5.2% in our corporate domestic stores and decreased 9.0% in our corporate Canadian stores. We operated 2,638 stores at June 30, 2005, compared to 2,649 stores at June 30, 2004.
          Franchise. Revenues in our Franchise segment decreased $1.2 million, or 2.0%, to $57.7 million for the three months ended June 30, 2005, compared to $58.9 million for the same period in 2004. This decrease was primarily the result of a reduction in franchise fee revenue of $0.4 million, a decrease in franchise royalty revenue of $0.3 million, and decreased wholesale product sales to franchisees of $0.3 million. Other revenue items accounted for the remaining $0.2 million decrease. The primary reasons for these declines were a smaller store base and a reduction in our franchise store retail sales, due to a drop in sales in the diet category. Comparable store sales for our domestic franchisees decreased 6.5% for the three months ended June 30, 2005. Our domestic franchise store base declined by 83 stores, to 1,241 stores at June 30, 2005, from 1,324 stores at June 30, 2004. Our international franchise store base increased by 101 stores, to 800 stores at June 30, 2005 compared to 699 stores at June 30, 2004.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, decreased $2.2 million or 8.0%, to $25.3 million for the three months ended June 30, 2005, compared to $27.5 million for the same period in 2004. This decrease in sales occurred primarily in the Greenville, South Carolina plant, as negative publicity surrounding Vitamin E contributed to a decrease in demand for soft gelatin products.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution, and occupancy costs, decreased $2.9 million, or 1.3%, to $223.7 million for the three months ended June 30, 2005, compared to $226.6 million for the same period in 2004. Consolidated cost of sales, as a percentage of net revenue, was 67.0% for the three months ended June 30, 2005, compared to 65.1% for the same period in 2004.
          Consolidated product costs decreased $3.4 million, or 2.0%, to $163.3 million for the three months ended June 30, 2005, compared to $166.7 million for the same period in 2004. The decrease in consolidated product costs was primarily a result of lower retail and franchise wholesale sales volumes, and correspondingly, lower product cost of sales. Additionally we had an increase in third-party promotional support and lower production costs at the manufacturing plants. The consolidated product costs, as a percentage of net revenue were 48.9% and 47.8% for the three months ended June 30, 2005 and 2004, respectively.
          Consolidated warehousing and distribution costs increased $0.2 million, or 1.6%, to $12.6 million for the three months ended June 30, 2005, compared to $12.4 million for the same period in 2004. This increase was primarily a result of increased fuel costs, offset by efficiency cost savings in wages and other warehousing costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.8% for the three months ended June 30, 2005, compared to 3.6% for the same period in 2004.
          Consolidated occupancy costs increased $0.3 million, or 0.6%, to $47.8 million for the three months ended June 30, 2005, compared to $47.5 million for the same period in 2004. This increase occurred primarily in depreciation expense. Consolidated occupancy costs, as a percentage of net revenue, were 14.3% for the three months ended June 30, 2005, compared to 13.7% for the same period in 2004.
     Selling, General and Administrative Expenses
          Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expense, and amortization expense (“SG&A”) decreased $0.9 million, or 1.0%, to $88.4 million, for the three months ended June 30, 2005, compared to $89.3 million for the same period in 2004. Our consolidated SG&A expense, as a percentage of net revenues, was 26.6% during the three months ended June 30, 2005 compared to 25.7% for the same period in 2004.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
          Consolidated compensation and related benefits decreased $1.6 million, or 2.8%, to $56.2 million for the three months ended June 30, 2005, compared to $57.8 million for the same period in 2004. This decrease was the result of decreases in incentives and commission expenses of $1.2 million and decreases in other costs of $0.4 million.
          Consolidated advertising and promotion expenses increased $0.8 million, or 6.3%, to $13.5 million for the three months ended June 30, 2005, compared to $12.7 million for the same period in 2004. Advertising expense increased due to additional expenditures in 2005 for television advertising of $2.4 million, offset by reductions in print advertising of $0.9 million and other marketing costs of $0.7 million.
          Consolidated other selling, general and administrative expenses, including amortization expense, were $18.7 million for the three months ended June 30, 2005 compared to $18.8 million for the same period in 2004, a decrease of $0.1 million. Although these costs were relatively unchanged from the prior period, it consisted of an increase in bad debt expense of $0.8 million and a decrease in franchise income related to interest charges of $0.3 million, offset by savings in other selling, general and administrative costs.
     Foreign Currency Loss
          We recognized a consolidated foreign currency loss of $0.6 million for the three months ended June 30, 2004. Foreign currency gain/loss in the three months ended June 30, 2005 was immaterial.
     Operating Income
          Consolidated. As a result of the foregoing, operating income decreased $10.1 million, or 32.4%, to $21.1 million for the three months ended June 30, 2005, compared to $31.2 million for the same period in 2004. Operating income as a percentage of net revenues was 6.3% for the three months ended June 30, 2005, compared to 9.0% for the same period in 2004.
          Retail. Operating income decreased $9.4 million, or 30.7%, to $21.2 million for the three months ended June 30, 2005 compared to $30.6 million for the same period in 2004. The decrease was primarily a result of decreased revenue, increased occupancy and advertising expenses, offset by decreased wages and other selling, general and administrative costs.
          Franchise. Operating income decreased $4.3 million, or 26.1%, to $12.2 million for the three months ended June 30, 2005, compared to $16.5 million for the same period in 2004. The decrease was primarily a result of decreased revenue, the associated margin decrease, and increased bad debt expense.
          Manufacturing/Wholesale. Operating income increased $2.7 million, or 27.6%, to $12.5 million for the three months ended June 30, 2005, compared to $9.8 million for the same period in 2004. This increase was primarily a result of improved margins on third-party sales in our South Carolina facility.
          Warehousing & Distribution Costs. Unallocated warehousing and distribution costs decreased $0.1 million, or 0.8%, to $12.2 million for the three months ended June 30, 2005 compared to $12.3 million for the same period in 2004. We continued to incur increases in our fuel costs, which were offset by savings in wages and other overhead expense areas.
          Corporate Costs. Operating expenses decreased $0.8 million, or 6.0%, to $12.6 million for the three months ended June 30, 2005 compared to $13.4 million for the same period in 2004. Insurance costs and research and development costs were the primary reasons for the decrease.
     Interest Expense
          Interest expense increased $1.3 million, or 15.3%, to $9.8 million, for the three months ended June 30, 2005 compared to $8.5 million for the same period in 2004. This increase was due to a 2.4 % increase in our average interest rate on our bank debt, primarily due to the higher fixed interest rate on our $150.0 million of Senior Notes, which replaced a portion of our bank debt.
     Income Tax Expense
          We recognized $4.1 million of consolidated income tax expense during the three months ended June 30, 2005, compared to $8.3 million of expense for the same period in 2004. Our effective tax rate for the three months ended June 30, 2005 was 36.4% versus 36.5% for the same period in 2004.
     Net Income
          As a result of the foregoing, consolidated net income decreased $7.2 million to $7.2 million for the three months ended June 30, 2005, from $14.4 million for the same period in 2004.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
     Other Comprehensive Loss
          We recognized $0.3 million of foreign currency translation loss for the three months ended June 30, 2005. Foreign currency translation gain or loss for the three months ended June 30, 2004 was immaterial. The amounts recognized in 2005 resulted from foreign currency adjustments related to our Canadian and Australian subsidiaries.
Comparison of the Six Months Ended June 30, 2005 and June 30, 2004
     Revenues
          Consolidated. Our consolidated net revenues decreased $50.5 million, or 7.0%, to $669.8 million for the six months ended June 30, 2005, compared to $720.3 million for the same period in 2004. The decrease was primarily the result of decreased same store sales in our Retail and Franchise segments and a reduced store base.
          Retail. Revenues in our Retail segment decreased $35.5 million, or 6.6%, to $505.5 million for the six months ended June 30, 2005, compared to $541.0 million for the same period in 2004. Revenue decreased by $41.8 million in our diet category. This decrease was partially offset by an increase in sales in our sports nutrition category. We expect that sales in the diet category will continue to fall below prior year levels for the remainder of the year. Same store sales for the six months ended June 30, 2005 decreased 6.5% in our corporate domestic stores and decreased 11.0% in our corporate Canadian stores. We operated 2,638 stores at June 30, 2005, compared to 2,649 stores at June 30, 2004.
          Franchise. Revenues in our Franchise segment decreased $12.6 million, or 10.2%, to $110.4 million for the six months ended June 30, 2005, compared to $123.0 million for the same period in 2004. Our domestic franchise stores recorded lower retail sales for the six months ended June 30, 2005, as evidenced by a decline in comparable store sales for these stores of 7.3% for the period. This decline in retail sales resulted in decreased wholesale product sales to the franchisees of $10.8 million, a decrease in franchise royalty revenue of $1.0 million, and a reduction in other franchise revenue of $0.8 million. Our domestic franchise store base declined by 83 stores to 1,241 stores at June 30, 2005, from 1,324 stores at June 30, 2004. Our international franchise store base increased by 101 stores to 800 stores at June 30, 2005 compared to 699 stores at June 30, 2004.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, decreased $2.4 million or 4.3%, to $53.9 million for the six months ended June 30, 2005, compared to $56.3 million for the same period in 2004. This decrease occurred primarily in the Greenville, South Carolina plant, as a result of declining demand for soft gelatin products from third party vendors, mainly due to the negative publicity surrounding Vitamin E.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution, and occupancy costs, decreased $19.5 million, or 4.1%, to $454.2 million for the six months ended June 30, 2005, compared to $473.7 million for the same period in 2004. Consolidated cost of sales, as a percentage of net revenue, was 67.9% for the six months ended June 30, 2005, compared to 65.7% for the same period in 2004.
          Consolidated product costs decreased $21.0 million, or 5.9%, to $333.1 million for the six months ended June 30, 2005, compared to $354.1 million for the same period in 2004. The decrease in consolidated product costs was a result of: lower retail sales, which resulted in lower product cost of sales, a shift in the sales mix from lower margin, third party low-carb products in 2004 to higher margin, GNC brand products in 2005, increased vendor support for promotional pricing of third-party products, and improved management of inventory, which resulted in fewer product losses. Consolidated product costs as a percentage of net revenue were 49.8% and 49.1% for the six months ended June 30, 2005 and 2004, respectively. Product costs in 2004 included $1.3 million of expense as a result of adjustments due to increased inventory valuation related to the Acquisition.
          Consolidated warehousing and distribution costs increased $0.4 million, or 1.6%, to $25.6 million for the six months ended June 30, 2005, compared to $25.2 million for the same period in 2004. This increase was primarily a result of increased fuel costs, offset by efficiency decreases in wages and other warehousing costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.8% for the six months ended June 30, 2005, compared to 3.5% for the same period in 2004.
          Consolidated occupancy costs increased $1.1 million, or 1.2%, to $95.5 million for the six months ended June 30, 2005, compared to $94.4 million for the same period in 2004. This increase was primarily due to an increase in depreciation expense of $1.1 million, and increased capital expenditures of shorter-lived store assets. Consolidated occupancy costs, as a percentage of net revenue, was 14.3% for the six months ended June 30, 2005, compared to 13.1% for the same period in 2004.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
     Selling, General and Administrative Expenses
          Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expense, and amortization expense (“SG&A”) decreased $1.7 million, or 0.9%, to $179.1 million, for the six months ended June 30, 2005, compared to $180.8 million for the same period in 2004. Our consolidated SG&A expense, as a percentage of net revenues, was 26.7% during the six months ended June 30, 2005, compared to 25.1% for the same period in 2004.
          Consolidated compensation and related benefits decreased $5.4 million, or 4.5%, to $113.5 million for the six months ended June 30, 2005, compared to $118.9 million for the same period in 2004. This decrease was the result of decreases in incentives and commission expenses of $4.2 million, a decrease in full-time and part-time wage costs of $0.6 million, and decreases in other costs of $0.6 million.
          Consolidated advertising and promotion expenses increased $2.9 million, or 11.5%, to $28.1 million for the six months ended June 30, 2005, compared to $25.2 million for the same period in 2004. Advertising expense increased due to additional expenditures in 2005 for television advertising of $4.4 million, offset by reductions in print advertising of $1.3 million and other marketing costs of $0.2 million.
          Consolidated other selling, general and administrative expenses, including amortization expense, increased $0.8 million, or 2.2%, to $37.5 million for the six months ended June 30, 2005 compared to $36.7 million for the same period in 2004. The primary reason for the increase was an increase in bad debt expense of $1.9 million and a decrease in franchise income related to interest charges of $0.9 million, offset by a decrease in general insurance expense of $1.0 million and savings in other selling, general and administrative costs.
     Foreign Currency Gain / Loss
          We recognized a consolidated foreign currency gain of $0.1 million in the six months ended June 30, 2005, compared with a foreign currency loss of $0.4 million for the six months ended June 30, 2004.
     Other Income
          Other income for the six months ended June 30, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights. There was no other income for the same period in 2004.
     Operating Income
          Consolidated. As a result of the foregoing, operating income decreased $26.5 million, or 40.5%, to $38.9 million for the six months ended June 30, 2005, compared to $65.4 million for the same period in 2004. Operating income as a percentage of net revenues was 5.8% for the six months ended June 30, 2005, compared to 9.1% for the same period in 2004.
          Retail. Operating income decreased $26.9 million, or 40.8%, to $39.1 million for the six months ended June 30, 2005, compared to $66.0 million for the same period in 2004. The primary reason for the decrease is lower retail margin, due to lower sales volumes and more competitive pricing, along with increased advertising and occupancy related expenses, offset by decreases in wages and other selling, general and administrative expenses.
          Franchise. Operating income decreased $10.6 million, or 31.5%, to $23.0 million for the six months ended June 30, 2005, compared to $33.6 million for the same period in 2004. This decrease is primarily attributable to a decrease in wholesale sales and margin, a direct result of reduced domestic franchise retail sales, and an increase in bad debt expense, offset partially by decreased advertising and other selling, general and administrative expenses.
          Manufacturing/Wholesale. Operating income increased $6.6 million, or 36.7%, to $24.6 million for the six months ended June 30, 2005, compared to $18.0 million for the same period in 2004. This increase was primarily the result of improved margins on third-party sales and increased manufacturing efficiencies at our South Carolina manufacturing facility.
          Warehousing & Distribution Costs. Unallocated warehousing and distribution costs decreased $0.1 million, or 0.4%, to $24.9 million for the six months ended June 30, 2005, compared to $25.0 million for the same period in 2004. Increases in fuel costs were offset by decreases in wages and other administrative expenses due to efficiency savings in our distribution centers.
          Corporate Costs. Operating expenses decreased $1.8 million, or 6.6%, to $25.4 million for the six months ended June 30, 2005, compared to $27.2 million for the same period in 2004. Decreases in insurance costs, wage expenses and research and development costs were partially offset by increases in legal and other professional expenses.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
     Interest Expense
          Interest expense increased $6.1 million, or 35.5%, to $23.3 million, for the six months ended June 30, 2005 compared to $17.2 million for the same period in 2004. This increase was due to the write-off of $3.9 million of deferred financing fees, a result of the retirement of $185.0 million of our bank debt, and a higher fixed interest rate on the $150.0 million Senior Notes, which replaced a portion of our bank debt.
     Income Tax Expense
          We recognized $5.6 million of consolidated income tax expense during the six months ended June 30, 2005, compared to $17.5 million of expense for the same period in 2004. Our effective tax rate for the six months ended June 30, 2005 was 36.3% and 36.4% for the six months ended 2004.
     Net Income
          As a result of the foregoing, consolidated net income decreased $20.7 million to $10.0 million for the six months ended June 30, 2005, from $30.7 million for the same period in 2004.
     Other Comprehensive Loss
          We recognized $0.6 million of foreign currency translation loss in the six months ended June 30, 2005 and $0.5 million for the same period in 2004. The amounts recognized in both years resulted from foreign currency adjustments related to our Canadian and Australian subsidiaries.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Liquidity and Capital Resources
          As of June 30, 2005, we had $54.9 million in cash and cash equivalents and $278.1 million in working capital compared to $47.6 million in cash and cash equivalents and $244.0 million in working capital at June 30, 2004. The $34.1 million increase in working capital was primarily driven by an accumulation of cash from operations and reductions in current liabilities.
     Cash Provided by Operating Activities
          Cash provided by operating activities was $18.6 million and $25.8 million for the six months ended June 30, 2005 and 2004, respectively. The primary reason for the change in each year was changes in working capital accounts. For the six months ended June 30, 2005 and 2004, inventory increased $34.0 million and $36.8 million, respectively, as a result of increasing our finished goods and bulk inventory and a decrease in our reserves. This inventory increase supports our strategy of ensuring our top selling products are in stock and available as needed. Franchise notes receivable decreased $5.4 million and $5.0 million for the six months ended June 30, 2005 and 2004, respectively, as a result of payments on existing notes and fewer company-financed franchise store openings than in prior years. Other assets decreased $6.3 million for the six months ended June 30, 2005, primarily as a result of decreases in prepaid insurance of $3.0 million, prepaid taxes of $1.1 million and a refund of a workers compensation deposit of $1.9 million. Other assets decreased $4.2 million for the six months ended June 30, 2004, mainly as a result of a refund of deposits of $4.4 million previously pledged as collateral for worker compensation letters of credit. Accrued interest for the six months ended June 30, 2005 increased $5.9 million due to the issuance of the $150.0 million Senior Notes, which has interest payable semi-annually beginning July 15, 2005. Accrued liabilities decreased $16.1 million for the six months ended June 30, 2004, primarily a result of reductions of incentives of $4.4 million, change of control payments of $9.1 million, and store closings accruals of $3.8 million, offset by increases in other accruals of $1.2 million.
     Cash Used in Investing Activities
          We used cash from investing activities of approximately $10.0 million and $8.2 million for the six months ended June 30, 2005 and 2004, respectively. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $8.9 million and $10.2 million during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2004, we received net cash from Numico of $9.8 million related to Acquisition purchase price adjustments and paid $7.7 million in transaction expenses related to the Acquisition.
     Cash Used in Financing Activities
          We used cash in financing activities of approximately $38.7 million and $3.7 million for the six months ended June 30, 2005 and 2004, respectively. In January 2005, Centers issued $150.0 million aggregate principal amount of its Senior Notes and used the net proceeds from this issuance, along with additional cash on hand, to pay down $185.0 million of Centers’ indebtedness under its term loan facility. For the six months ended June 30, 2005, we also paid $4.1 million in fees related to the Senior Notes offering and paid down an additional $1.0 million of debt. In 2004, we issued common stock of $1.6 million and paid down $1.9 million of debt.
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
Contractual Obligations
          The only material change from December 31, 2004 was related to the our January 2005 issuance of $150.0 million aggregate principal amount of Senior Notes due 2011, with an interest rate of 8 5/8% (the “Senior Notes”). The Company used the net proceeds from this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the term loan indebtedness under our senior credit facility. The interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning with the first payment due on July 15, 2005.
Off Balance Sheet Arrangements
          As of June 30, 2005 and 2004, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
          We have a balance of unused advertising barter credits on account with a third-party advertising agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with advertising credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (”APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we advertise through the bartering company. The credits can be used to offset the cost of cable advertising. As of June 30, 2005 and December 31, 2004, the available credit balance was $9.6 million, and $11.3 million, respectively. The barter credits are effective through April 1, 2006.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Recently Issued Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Correction”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006.
          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees. It requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. Originally SFAS No. 123(R) was applicable for all interim and fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced that it was extending the adoption of SFAS No. 123(R) for public companies to be applicable for all fiscal periods beginning after June 15, 2005. As we are not a public entity as defined by SFAS No. 123(R), this statement is not effective for the Company until the beginning of our fiscal year 2006. The adoption of this statement is not expected to have a significant impact on our consolidated financial statements or results of operations.
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
          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this statement for fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and currently is evaluating the effects of this statement on its consolidated financial statements.

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
          Interest Rate Market Risk. A portion of our debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. As of June 30, 2005, we had fixed rate debt of $377.7 million and variable rate debt of $96.7 million. Fluctuations in market rates have not had a significant impact on our results of operations in recent years because, in general, our contracts with vendors limit our exposure to increases in product prices. We are not exposed to price risks except with respect to product purchases. We do not enter into futures or swap contracts at this time. Based on our variable rate debt balance as of June 30, 2005, a 1% change in interest rates would increase or decrease our annual interest cost by $1.0 million.
          On January 18, 2005, the Company issued $150.0 million aggregate principal amount of its Senior Notes, with an interest rate of 8 5/8%. The Company used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under its term loan facility. This issuance increased our fixed rate debt by $150.0 million and decreased our variable rate debt by $185.0 million. With the exception of the issuance of the Senior Notes and the repayment of a portion of the indebtedness under its term loan facility, there have been no significant changes in market risk subsequent to the audited financial statements as of December 31, 2004.
Item 4 Controls and Procedures
          Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13-a-15(e) and 14d-15(e) under the Securities and Exchange Act of 1934, as amended, as of June 30, 2005. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Report has been appropriately recorded, processed, summarized and reported. Based on such evaluation at the reasonable assurance level, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective. Although we are not yet subject to the disclosure and reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002, we have evaluated our internal control over financial reporting and there have been no changes during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
PART II OTHER INFORMATION
Item 1. Legal Proceedings
          There have been no material developments in the matters disclosed in the “Legal Proceedings” section included in the Form 10-K. See the Commitments and Contingences note included elsewhere in this Report.
Item 6. Exhibits

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

General Nutrition Centers, Inc.
(Registrant)

August 5, 2005	/s/ Bruce E. Barkus
Bruce E. Barkus
Chief Executive Officer

August 5, 2005	/s/ Curtis J. Larrimer
Curtis J. Larrimer
Chief Financial Officer