Form 10-K
period 2005-12-31
GENERAL NUTRITION CENTERS INC
filed 2006-03-10
CIK 1286045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-114502
General Nutrition Centers, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (state or other jurisdiction of Incorporation or organization)	72-1575168 (I.R.S. Employer Identification No.)

300 Sixth Avenue Pittsburgh, Pennsylvania (Address of principal executive offices)	15222 (Zip Code)
       Registrant’s telephone number, including area code: (412) 288-4600
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of June 30, 2005, all of the registrant’s common equity was privately held, and there was no public market for the registrant’s common equity nor any publicly available quotations for the registrant’s common equity. As a result, the registrant is unable to calculate the aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2005. As of March 1, 2006, 100 shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”) were outstanding. All shares of our Common Stock are held by GNC Corporation, (our “Parent”).

FORWARD LOOKING STATEMENTS
     This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of General Nutrition Centers, Inc., a Delaware corporation (“GNC” or “the “Company”). Forward-looking statements may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. Discussions containing such forward-looking statements may be found in Items 1, 2, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “can,” or the negative thereof, or variations thereon, or similar expressions, or discussions of strategy, are intended to identify forward-looking statements, which are inherently uncertain.
     All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but we may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with governmental regulations;

•	the failure of our franchisees to conduct their operations profitably;

•	economic, political and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of some of our products with innovative ingredients;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and unavailability of additional debt or equity capital;

•	the impact of our substantial indebtedness on our operating income and our ability to grow; and

•	the failure to adequately protect or enforce our intellectual property rights against competitors.
     Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. Readers are cautioned not to place undue reliance on forward-looking statements. The Company cannot guarantee future results, events, levels of activity, performance or achievements. The Company does not undertake and specifically declines any obligation to update, republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.
     Industry data used throughout this Report was obtained from industry publications and internal Company estimates. While the Company believes such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

PART I
ITEM 1. BUSINESS
General Nutrition Centers, Inc.
     We are the largest global specialty retailer of nutritional supplements, which include vitamins, minerals and herbal supplements (“VMHS“), sports nutrition products, diet products and other wellness products. We derive our revenues principally from product sales through our company-owned stores and gnc.com, franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,800 locations operating under the GNC® brand name. Our product mix, which is focused on high-margin, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, Pro Performance®, Total Lean™ and Preventive Nutrition®, and under nationally recognized third-party brands.
     Our principal executive offices are located at 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, and our telephone number is (412) 288-4600. We also maintain a website at gnc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge on our website or upon written request to 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, Attention: Chief Legal Officer, as soon as reasonably practicable after the Company electronically files such materials with the Securities and Exchange Commission (the “SEC”). The contents of our website are not incorporated by reference in this Report and shall not be deemed “filed” under the Exchange Act.
     In this Report, unless the context requires otherwise, references to “we,” “us,” “our,” “Company” or “GNC” refer to General Nutrition Centers, Inc. and its subsidiaries and, for the periods prior to December 5, 2003, our predecessor.
Company History
     We are a holding company and all of our operations are conducted through our operating subsidiaries. We were formed as a Delaware corporation in October 2003 by Apollo Management V, L.P. (“Apollo Management V”), an affiliate thereof and certain members of our management to acquire General Nutrition Companies, Inc. (“GNCI”) from Numico USA. GNCI was acquired in August 1999 by Numico Investment Corp. (‘‘NIC’’) which, subsequent to the acquisition, was merged into GNCI. NIC was a wholly owned subsidiary of an entity ultimately merged into Numico USA. Numico USA is a wholly owned subsidiary of Koninklijke (Royal) Numico N.V., a Dutch public company. Prior to the acquisition by NIC in 1999, GNCI was a publicly traded company, listed on the Nasdaq National Market.
     On December 5, 2003, we purchased 100% of the outstanding equity interests of GNCI from Numico (the “Acquisition”). Accordingly, the financial results described and presented below represent the Company’s results for the years 2005 and 2004 and the aggregate financial results of the Company for the 27 days ended December 31, 2003, and GNCI’s results from January 1, 2003 to December 4, 2003. Simultaneously with the closing of the Acquisition, we entered into credit facilities with a syndicate of lenders, consisting of a term loan facility and a revolving credit facility. We borrowed the full amount of the term loan facility to fund a portion of the Acquisition purchase price, but made no borrowings under the revolving credit facility. Our obligations under the credit facilities are guaranteed by our parent company and our domestic subsidiaries. We also used the net proceeds from the offering of our 8 1/2% Senior Subordinated Notes due 2010 to fund a portion of the Acquisition purchase price. In addition, our Parent received an equity contribution in exchange for its common and preferred stock from GNC Investors, LLC, its principal stockholder. Our Parent contributed the full amount of the equity contribution to us to fund a portion of the Acquisition purchase price. Our equity sponsor subsequently resold all of our Parent’s preferred stock to other institutional investors.
     Our equity sponsor held approximately 97% of our Parent’s outstanding common stock, par value $0.01 per share (“Parent’s Common Stock”), as of December 31, 2005. Apollo Investment Fund V, L.P. (“Apollo Investment V”), together with related co-investment entities (collectively, ‘Apollo Funds V’’) and other institutional investors own all of the equity interests of our equity sponsor, with Apollo Funds V owning approximately 76% of such equity interests.

     Business Overview
     The following charts illustrate, for the year ended December 31, 2005, the percentage of our net revenues generated by our three business segments and the percentage of our net U.S. retail supplement revenues generated by our product categories:
Retail Locations
     Our retail network represents the largest specialty retail store network in the nutritional supplements industry according to the Nutritional Business Journal’s 2005 Supplement Business Report (the “2005 NBJ Report”). As of December 31, 2005, there were 5,813 GNC store locations globally, including: (1) 2,517 company-owned in the United States (all 50 states, the District of Columbia and Puerto Rico); (2) 133 company-owned in Canada; (3) 1,156 domestic franchises; (4) 858 international franchises; and (5) 1,149 GNC “store-within-a-store” locations under our strategic alliance with Rite Aid Corporation. Most of our company-owned and franchised U.S. stores are between 1,000 and 2,000 square feet and are located in shopping malls and strip shopping centers. In addition to our retail locations, on December 28, 2005, we also started selling products through our website, gnc.com.
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
Store-Within-a-Store Locations
     To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid to open our GNC “store-within-a-store” locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products and retail sales of certain consigned inventory. In May 2004, we extended our alliance with Rite Aid through April 30, 2009, with Rite Aid’s commitment to open 300 new store-within-a-store locations by December 31, 2006. At December 31, 2005, Rite Aid had opened 172 of these 300 new store-within-a-store locations.

Products
     We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names and under nationally recognized third-party brand names. Sales of our proprietary brands at our company-owned stores represented approximately 47% of our net retail product revenues for the year ended December 31, 2005.
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
Industry Overview
     According to the 2005 NBJ Report, which utilized data through the end of 2004, the U.S. nutritional supplements retail industry, which includes nutritional supplements sold through all channels, is large and highly fragmented, with no single industry participant accounting for a majority of total industry retail sales in 2004. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail order companies and a variety of other smaller participants. The nutritional supplements sold through these channels are divided into four major product categories: VMHS; sports nutrition products; diet products; and other wellness products. Most supermarkets, drugstores and mass merchants have narrow nutritional supplement product offerings limited primarily to simple vitamins and herbs, with less knowledgeable sales associates than specialty retailers. We believe that these merchants’ shares of the nutritional supplements market over the last five years has remained relatively constant.
     According to the 2005 NBJ Report, “Sales of supplements grew fairly steadily on the strength of vitamins until the 1990s. Then the broader introduction of herbal, botanical and other alternative supplements—stimulated and supported further by the passage of DSHEA in 1994—caused the overall supplement category to break through for a high-growth period of five or six years until around 1998. During 1994-1998 supplement sales grew more rapidly than the overall nutrition industry, itself sustaining strong growth rates of near 10% during those years, thanks in part to supplements, but also consistent growth in natural foods. The year 1999 featured a turnaround when supplement sales first showed considerable signs of weakness and the business suddenly ‘matured’ with 4% growth. In 2004, supplements grew 2.6% and the total nutrition industry 7.8%. NBJ forecasts average annual growth in the supplement business of 4% for the period 2005-2013. Fluctuations resulting from new products, new science, new regulations, newly allowed claims and the ever-changing economy are expected, if not directly forecast.”
     Several demographic, healthcare and lifestyle trends are expected to drive the continued growth of the nutritional supplements industry. These trends include:
•	Aging Population: The average age of the U.S. population is increasing. U.S. Census Bureau data indicates that the number of Americans age 65 or older is expected to increase by 54% from 2000 to 2010. We believe that these consumers are significantly more likely to use VMHS products than younger persons.

•	Rising Healthcare Costs and Use of Preventive Measures: Healthcare related costs have increased substantially in the United States. A preliminary survey released by Mercer Human Resource Consulting in 2005 found that employers anticipate an almost 10% increase in health care costs in the next year, about three times the rate of general inflation, if they leave benefits unchanged. To reduce medical costs and avoid the complexities of dealing with the healthcare system, many consumers take preventive measures, including alternative medicines and nutritional supplements.

•	Increasing Focus on Fitness: In total, U.S. health club membership increased 4.9% between January 2004 and January 2005, from 39.4 million members to a record 41.3 million and has grown 40% from 29.5 million in 2003, according to the International Health, Racquet & Sportsclub Association. We believe that fitness-oriented consumers are interested in taking sports nutrition products to increase energy, endurance and strength during exercise.

•	Increasing Incidence of Obesity: The Centers for Disease Control and The National Health and Nutrition Examination Survey estimates that 64% of adults in the United States are either overweight or obese. Obesity may lead to more serious health conditions, such as diabetes, heart disease and high blood pressure. At any one time, more than 25% of men and 45% of women are dieting.
Products
     We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men, Ultra Mega, Pro Performance, Total Lean and Preventive Nutrition, and under nationally recognized third-party brand names. We operate in four major nutritional supplement categories: VMHS; sports nutrition products; diet products; and other wellness products. We offer an extensive mix of brands and products, including approximately 2,100 SKUs across multiple categories. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our proprietary brands at our company-owned stores represented approximately 47% of our net retail product revenues for the year ended December 31, 2005.
     Products are delivered to our retail stores through our distribution operations located in Leetsdale, Pennsylvania; Anderson, South Carolina; and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchised stores and Rite Aid locations. Our distribution fleet delivers our finished goods and third-party products through our distribution centers to our company-owned and domestic franchise stores on a weekly or biweekly basis depending on the sales volume of the store. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure quality standards.
     Based on data collected from our point of sale systems (POS), excluding certain required accounting adjustments of $3.0, $3.4 and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, below is a comparison of our company-owned domestic store retail product sales by major product category and the respective percentage of our company-owned domestic store retail product sales for the period shown (previously this table contained a fifth category that is now collapsed and redistributed into the remaining four categories and the prior years have been adjusted to be comparable with the current year’s presentation):

	Year ended December 31,
U.S. Retail Product Categories:	2005		2004		2003 (1)
			(in thousands)
VMHS	$377.7	40.6%	$362.6	38.4%	364.5	36.1%
Sports Nutrition Products	330.3	35.5%	293.2	31.1%	300.2	29.7%
Diet and Weight Management Products	135.2	14.5%	193.1	20.5%	265.6	26.3%
Other Wellness Products	87.8	9.4%	95.1	10.0%	79.6	7.9%

Total U.S. Retail revenues	$931.0	100.0%	$944.0	100.0%	$1,009.9	100.0%

(1)	This data is shown on a combined basis for comparability purposes and represents the sum of the period from January 1, 2003 through December 4, 2003 and the 27 days ended December 31, 2003.
VMHS
     We sell vitamins and minerals in single vitamin and multi-vitamin form and in different potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin and hard-shell capsules and powder forms. Many of our special vitamin and mineral formulations, such as Mega Men and Ultra Mega, are available only at GNC locations. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard “alphabet” vitamins. We sell herbal supplements in various solid dosage and soft gelatin capsules, tea and liquid forms. We have consolidated our traditional herbal offerings under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus line, we offer a full line of whole food-based supplements and top selling herb and natural remedy products. Our target customers for VMHS products are women over the age of 35.
Sports Nutrition Products
     Sports nutrition products are designed to be taken in conjunction with an exercise and fitness regimen. Our target consumer for sports nutrition products is the 18-49 year old male. We typically offer a broad selection of sports nutrition products, such as protein and weight gain powders, sports drinks, sports bars and high potency vitamin formulations, including GNC brands such as Pro Performance and popular third-party products.

Diet Products
     Diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. Our target consumer for diet products is the 18-49 year old female. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars and teas. Our retail stores offer our proprietary and third-party products suitable for different diet and weight management approaches, including low-carbohydrate and products designed to increase thermogenesis (a change in the body’s metabolic rate measured in terms of calories) and metabolism. We also offer several diet products, including our Total Lean and our Body Answers™ product lines.
Other Wellness Products
     Other Wellness Products is a comprehensive category that consists of sales of our Gold Card preferred membership and sales of other nonsupplement products, including cosmetics, food items, health management products, books and video tapes.
Product Development
     We believe a key driver of customer traffic and purchases is the introduction of new products. According to the GNC 2005 Awareness Tracking Study Report by Parker Marketing Research Innovators (the “2004 Parker Awareness Study”), approximately 50% of consumers surveyed rated the availability of “new, innovative products” as extremely or very important when making purchase decisions and rated this as one of our competitive strengths. We identify changing customer trends through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. We develop proprietary products independently and through the collaborative effort of our dedicated development team. During 2005, we targeted our product development efforts on sports nutrition products, diverse diet products and other wellness products.
Research and Development
     We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product. We incurred $0.8 million, $1.7 million, $0.1 million and $1.0 million in our internal research and development for the years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period from January 1, 2003 to December 4, 2003, respectively. Additionally, prior to the Acquisition, Numico provided research and development services and allocated costs to us of $4.2 million, for the period from January 1, 2003 to December 4, 2003.
Business Segments
     We generate revenues primarily from our three business segments, Retail, Franchise and Manufacturing/ Wholesale. The following chart outlines our business segments and the historical contribution to our consolidated revenues by those segments, after intercompany eliminations. For a description of operating income (loss) by business segment, our total assets by business segment, total revenues by geographic area and total assets by geographic area, see the “Segments” note to our consolidated financial statements included elsewhere in this Report.

	Successor						Predecessor
					27 Days ended		Period ended
	Year ended December 31,				December 31,		December 4,
	2005		2004		2003		2003
				(dollars in millions)
Retail	$989.5	75.1%	$1,001.8	74.5%	$66.2	74.1%	$993.3	74.1%
Franchise	212.8	16.1%	226.5	16.8%	14.2	15.9%	241.3	18.0%
Manufacturing/Wholesale (Third Party)	115.4	8.8%	116.4	8.7%	8.9	10.0%	105.6	7.9%

Total	$1,317.7	100.0%	$1,344.7	100.0%	$89.3	100.0%	$1,340.2	100.0%

Retail
     Our Retail segment generates revenues from sales of products to customers at our company-owned stores in the United States and Canada and on December 28, 2005 we started selling products through our website, gnc.com.
Locations
     As of December 31, 2005, we operated 2,650 company-owned stores across 50 states and in Canada, Puerto Rico and Washington, D.C. Most of our U.S. company-owned stores are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional mall and strip center locations typically generate a large percentage of our total retail sales. With the exception of our downtown stores, all of our company-owned stores follow one of two consistent formats, one for mall locations and one for strip shopping center locations. Our store graphics are periodically redesigned to better identify with our GNC customers and provide product information to allow the consumer to make educated decisions regarding product purchases and usage. Our product labeling is consistent within our product lines and the stores are designed to present a unified approach to packaging with emphasis on added information for the consumer. As an on going practice, we continue to reset and upgrade all of our company-owned stores to maintain a more modern and customer-friendly layout, while promoting our GNC Live Well theme.
Franchise
     Our Franchise segment is comprised of our domestic and international franchise operations. Our Franchise segment generates revenues from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales and franchise fees.
     As a means of enhancing our operating performance and building our store base, we began opening franchised locations in 1988. As of December 31, 2005, there were 2,014 franchised stores operating, including 1,156 stores in the United States and 858 stores operating in international locations. Approximately 88% of our franchises in the United States are in strip shopping centers and are typically between 1,000 and 1,800 square feet. The international franchised stores are smaller, typically between 600 and 650 square feet and, depending upon the country and cultural preferences, are located in mall, strip shopping center, street or store-within-a-store locations. Typically, our international stores have a store format and signage similar to our U.S. franchised stores. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer site selection, construction assistance, accounting services and a three-part training program, which consists of classroom instruction, training in a company-owned location and actual on-site training after the franchised store opens. We believe we have good relationships with our franchisees, as evidenced by our franchisee renewal rate of over 93% between 2001 and 2005. In addition, we do not have heavy reliance on any single franchise operator in the United States, as the largest franchisee owns and/or operates 15 store locations.
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
Franchises in the United States
     Revenues from our franchisees in the United States accounted for approximately 78% of our total franchise revenues for the year ended December 31, 2005. In 2005, new franchisees in the United States were required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. We typically offer limited financing to qualified franchisees in the United States for terms up to five years. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for a ten-year period with two five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is at our election for all franchise agreements executed after December 1995. Our franchisees in the United States receive limited geographical exclusivity and are required to follow the GNC store format.
     Franchisees must meet certain minimum standards and duties prescribed by our franchise operations manual and we conduct periodic field visit reports to ensure our minimum standards are maintained. Generally, we enter into a five-year lease with one five-year renewal option with landlords for our franchised locations in the United States. This allows us to secure space at cost-effective rates, which we sublease to our franchisees at cost. By subleasing to our franchisees, we have greater control over the location and have greater bargaining power for lease negotiations than an individual franchisee typically would have, and we can elect not to renew subleases for underperforming locations. If a franchisee does not meet specified performance and appearance criteria, the franchise agreement outlines the procedures under which we are permitted to terminate the franchise agreement. In these situations, we may take possession of the location, inventory, and equipment, and operate the store as a company-owned store or re-franchise the location. Our U.S. franchise agreements and operations in the United States are regulated by the Federal Trade Commission (“FTC”). See “—Government Regulation” and “—Franchise Regulation”.
International Franchises
     Revenues from our international franchisees accounted for approximately 22% of our total franchise revenues for the year ended December 31, 2005. In 2005, new international franchisees were required to pay an average initial fee of approximately $20,000 for a franchise license for each store and on average continuing royalty fees of approximately 5%, with fees and royalties varying depending on the country and the store type. Our franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 457 international franchised locations at the end of 2001 to 858 international locations as of December 31, 2005, without incurring any capital expenditures related to this expansion. Our international franchised stores generate greater sales per square foot of store space than our domestic store locations. However, we typically generate less revenue from franchises outside the United States due to lower international royalty rates and due to the franchisees purchasing a smaller percentage of products from us compared to our domestic franchisees.
     Franchisees in international locations enter into development agreements with us for either full-size stores, a store-within-a-store at a host location, or wholesale distribution center operations. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The international franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the international franchisee has the option to renew the agreement at 33% of the franchise fee that is then in effect. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the international franchisee of a store-within-a-store location has the option to renew the agreement for 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country franchised, excluding military bases. Our international franchisee must meet minimum standards and duties similar to our U.S. franchisees and our international franchise agreements and international operations may be regulated by various state, local and international laws. See “—Government Regulation” and “—Franchise Regulation”.
Manufacturing/Wholesale
     Our Manufacturing/Wholesale segment is comprised of our manufacturing operations in South Carolina and Australia and our wholesale sales business. This segment supplies our Retail and Franchise segments as well as various third parties with finished products. Our Manufacturing/Wholesale segment generates revenues through sales of manufactured products to third parties, and the sale of our proprietary and third-party brand products to Rite Aid and drugstore.com. Our wholesale operations, including our Rite Aid and drugstore.com wholesale operations, are supported primarily by our Anderson, South Carolina distribution center.
Manufacturing
     Our technologically sophisticated manufacturing and warehousing facilities support our Retail and Franchise segments and enable us to control the production and distribution of our proprietary products, to better control costs, to protect product quality, to monitor delivery times and to maintain appropriate inventory levels. We operate two main manufacturing facilities in the United States, one in Greenville, South Carolina and one in Anderson, South Carolina. We also operate a smaller facility in Australia. We utilize our plants in the United States primarily for the production of proprietary products. Our manufacturing operations are designed to allow low-cost production of a variety of products of different quantities, sizes and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity and micro-bacterial testing. Our manufacturing facilities also service our wholesale operations, including the manufacture and supply of Rite Aid private label products for distribution to Rite Aid locations. We also use our available capacity at these facilities to produce products for sale to third-party customers.
     The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals and gelatin. We maintain multiple sources for the majority of our raw materials, with the remaining being single-sourced due to the uniqueness of the material. As of December 31, 2005, no one vendor supplied more than 10% of our raw materials. Our distribution fleet delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers.

Wholesale
     Store-Within-a-Store Locations
     To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid to open GNC store-within-a-store locations. As of December 31, 2005, we had 1,149 store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid’s sole supplier for the PharmAssure® vitamin brand and a number of Rite Aid private label supplements. In May 2004, we extended our alliance with Rite Aid through April 30, 2009, with Rite Aid’s commitment to open 300 new store-within-a-store locations by December 31, 2006. At December 31, 2005, Rite Aid had opened 172 of these 300 new store-within-a-store locations.
     Distribution Agreement with drugstore.com
     We have an internet distribution agreement with drugstore.com, inc., the initial term of which expires in July 2009. Through this strategic alliance, drugstore.com became the exclusive internet retailer of our proprietary products, the PharmAssure® vitamin brand and certain other nutritional supplements through June 2005, subject to early termination provisions. This alliance allows us to access a larger base of customer, who may not otherwise live close to, or have the time to visit, a GNC store. We generate revenues from the distribution agreement with drugstore.com through sales of our proprietary and third-party products on a wholesale basis and through retail sales of certain other products on a consignment basis.
Employees
     As of December 31, 2005, we had a total of 4,870 full-time and 7,545 part-time employees, of whom approximately 10,137 were employed in our Retail segment; 37 were employed in our Franchise segment; 1,145 were employed in our Manufacturing/Wholesale segment; 471 were employed in corporate support functions; and 625 were employed in Canada. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.
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
     We compete with publicly owned and privately owned companies, which are highly fragmented in terms of geographical market coverage and product categories. We compete with other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail order companies, other internet sites, and a variety of other smaller participants. In addition, the market is highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we compete with supermarkets, drugstores and mass merchants with heavily advertised national brands manufactured by large pharmaceutical and food companies and other retailers. Most supermarkets, drugstores and mass merchants have narrow product offerings limited primarily to simple vitamins and herbs and popular third-party diet products. Our international competitors also include large international pharmacy chains and major international supermarket chains as well as other large U.S.-based companies with international operations. Our wholesale and manufacturing operations also compete with other wholesalers and manufacturers of third-party nutritional supplements.
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
Insurance and Risk Management
     We purchase insurance to cover standard risks in the nutritional supplements industry, including policies to cover general products liability, workers compensation, auto liability and other casualty and property risks. Our insurance rates are dependent upon our safety record as well as trends in the insurance industry. We also maintain workers compensation insurance and auto insurance policies that are retrospective in that the cost per year will vary depending on the frequency and severity of claims in the policy year. Prior to the Acquisition, we were covered by some of Numico’s insurance policies. Following the consummation of the Acquisition, we obtained our own insurance policies to replace those Numico policies, including policies for general product liability. We currently maintain product liability insurance and general liability insurance.
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
     We self-insure certain property and casualty risks due to our analysis of the risk, the frequency and severity of a loss and the cost of insurance for the risk. We believe that the amount of self-insurance is not significant and will not have an adverse impact on our performance. In addition, we may from time to time self-insure liability with respect to specific ingredients in products that we may sell.
Government Regulation
Product Regulation
     Domestic
     The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulates the formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements, (including vitamins, minerals and herbs) and over-the-counter drugs. The FTC has jurisdiction to regulate the advertising of these products.
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
     The FDA issued a consumer warning in 1996, followed by proposed regulations in 1997, covering dietary supplements that contain ephedra or an active substance, ephedrine alkaloids. In February 2003 the Department of Health and Human Services announced a series of actions that the Department of Health and Human Services and the FDA planned to execute with respect to products containing ephedra, including the solicitation of evidence regarding the significant or unreasonable risk of illness or injury from dietary supplements containing ephedra and the immediate execution of a series of actions against ephedra products making unsubstantiated claims about sports performance enhancement. In addition, many states proposed regulations and three states enacted laws restricting the promotion and distribution of ephedra-containing dietary supplements. The botanical ingredient ephedra was formerly used in several third-party and private label dietary supplement products. In January 2003, we began focusing our diet category on products that would replace ephedra products. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. Sales of products containing ephedra amounted to approximately $35.2 million or 3.3% of our retail sales in 2003 and $182.9 million, or 17.1% of our retail sales in 2002. In February 2004, the FDA issued a final regulation declaring dietary supplements containing ephedra illegal under the FDCA because they present an unreasonable risk of illness or injury under the conditions of use recommended or suggested in labeling, or if no conditions of use are suggested or recommended in labeling, under ordinary conditions of use. The rule took effect April 12, 2004 and banned the sale of dietary supplement products containing ephedra. Similarly, the FDA issued a consumer advisory in 2002 with respect to dietary supplements that contain the ingredient Kava, and the FDA is currently investigating adverse effects associated with ingestion of this ingredient. One of our subsidiaries, Nutra Manufacturing, Inc. (formerly known as Nutricia Manufacturing USA, Inc.) manufactured products containing Kava Kava from December 1995 until August 2002. All stores were instructed to stop selling products containing Kava Kava in December 2002. The FDA could take similar actions against other products or product ingredients which it determines present an unreasonable health risk to consumers.
     DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.
     In addition, DSHEA provides that so-called “third-party literature,” e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.
     We expect that the FDA will adopt in the near future the final regulations, proposed on March 13, 2003, regarding Good Manufacturing Practice in manufacturing, packing or holding dietary ingredients and dietary supplements authorized by DSHEA. These regulations would require dietary supplements to be prepared, packaged and held in compliance with certain rules and might require quality control provisions similar to those in the Good Manufacturing Practice regulations for drugs. We or our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial additional expenses. In addition, if our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased costs or delays in obtaining certain raw materials and third-party products.
     The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market and to request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the United States courts. The regulation of dietary supplements may increase or become more restrictive in the future.
     Legislation is pending in the Senate under S. 1137 and in the House of Representatives under H.R. 3156 which if passed would impose substantial new regulatory requirements for dietary supplements. S. 1137 seeks to subject the dietary ingredient, dehydroepiandrosterone (“DHEA”), to the requirements of the Controlled Substances Act, which would prevent our ability to sell products containing DHEA. H.R. 3156 seeks to impose adverse event reporting, product listing with the FDA and other requirements. Key members of Congress and the dietary supplement industry have indicated that they have reached agreement to support legislation requiring adverse event reporting related to serious adverse events. If enacted, S. 1137 and H.R. 3156 would raise our costs and hinder our business. In October 2004, legislation was passed subjecting specified substances formerly used in some dietary supplements, such as androstenedione or ‘‘andro,’’ to the requirements of the Controlled Substances Act. Under the 2004 law, these substances can no longer be sold as dietary supplements.
     The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. We continue to be subject to three consent orders issued by the FTC. In 1984, the FTC instituted an investigation of General Nutrition, Incorporated, one of our subsidiaries, alleging deceptive acts and practices in connection with the advertising and marketing of certain of its products. General Nutrition, Incorporated accepted a proposed consent order which was finalized in 1989, under which it agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence. We also entered into a consent order in 1970 with the FTC, which generally addressed ‘‘iron deficiency anemia’’ type products. As a result of routine monitoring by the FTC, disputes arose concerning its compliance with these orders and with regard to advertising for certain hair care products. While General Nutrition, Incorporated believes that, at all times, it operated in material compliance with the orders, it entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, General Nutrition, Incorporated entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million and agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. We do not believe that future compliance with the outstanding consent decrees will materially affect our business operations. In 2000, the FTC amended the 1970 order to clarify language in the 1970 order that was believed to be ambiguous and outmoded.
     The FTC continues to monitor our advertising and, from time to time, requests substantiation with respect to such advertising to assess compliance with the various outstanding consent decrees and with the Federal Trade Commission Act. Our policy is to use advertising that complies with the consent decrees and applicable regulations. We review all products brought into our distribution centers to assure that such products and their labels comply with the consent decrees. We also review the use of third-party point of purchase materials such as store signs and promotional brochures. Nevertheless, there can be no assurance that inadvertent failures to comply with the consent decrees and applicable regulations will not occur. Some of the products sold by franchised stores are purchased by franchisees directly from other vendors and these products do not flow through our distribution centers. Although franchise contracts contain strict requirements for store operations, including compliance with federal, state and local laws and regulations, we cannot exercise the same degree of control over franchisees as we do over our company-owned stores. As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our sales and marketing program. We believe we are in material compliance with the various consent decrees and with applicable federal, state and local rules and regulations concerning our products and marketing program. Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon our capital expenditures, earnings, financial position, liquidity or competitive position.
     Foreign
     Our products sold in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products.
     We cannot determine what effect additional domestic or international governmental legislation, regulations or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.
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
Environmental Compliance
     We are subject to numerous federal, state, local and foreign environmental laws and regulations governing our operations, including the handling, transportation and disposal of our products and our non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. Changes in laws or the interpretation thereof or the development of new facts could also cause us to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which substances or wastes were sent by current or former operations at our facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. From time to time, we have incurred costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our properties. We believe we have complied with, and are currently complying with, our environmental obligations to date and that such liabilities will not have a material adverse effect on our business or financial performance. However, it is difficult to predict future liabilities and obligations which could be material.

ITEM 1A. RISK FACTORS
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
     The U.S. nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for majority of total industry retail sales. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as certain products become more mainstream, we experience increased competition for those products as more participants enter the market. For example, as the trend in favor of low-carbohydrate products has developed, we have experienced increased competition for our diet products from supermarkets, drug stores, mass merchants and other food companies, which has adversely affected sales of our diet products. Our international competitors also include large international pharmacy chains, major international supermarket chains and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations also compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.
Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues.
     We are highly dependent upon consumer perception regarding the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions such earlier research or publicity could have a material adverse effect on our ability to generate revenues. For example, sales of some of our VMHS products, such as St. John’s Wort, Sam-e and Melatonin and more recently sales of Vitamin E, were initially strong, but decreased substantially as a result of negative publicity. As a result of the above factors, our operations may fluctuate significantly from quarter to quarter, which may impair our ability to make payments when due on our indebtedness. Period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefits of our or similar products or that claims that any such products are ineffective could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues.
We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.
     As a retailer, distributor and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, many of the products we sell are produced by third-party manufacturers. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of December 31, 2005, we have been named as a defendant in 227 pending cases involving the sale of products that contain ephedra. See Item 3, “Legal Proceedings” in this Report. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.
Changes in our management team could affect our business strategy and adversely impact our performance and results of operations.
     In November 2005, our board of directors appointed Joseph Fortunato, our Chief Operating Officer, as our Chief Executive Officer and Robert Homler was promoted to Chief Operating Officer. In addition, during 2005, two of our then key officers resigned, including our former Chief Executive Officer, who served in that position for approximately five months. These and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.
Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.
     The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. In addition, we may be unable to market particular products or use certain statements of nutritional support on our products as a result of regulatory determinations, which could adversely affect our sales of those products. The FDA also could require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. Sale of products containing ephedra amounted to approximately $35.2 million, or 3.3% of our retail sales, in 2003 and approximately $182.9 million, or 17.1% of our retail sales, in 2002. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any such product recalls or removals could also lead to liability, substantial costs and reduced growth prospects.
     Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly. For example, legislation has been introduced in Congress to impose substantial new regulatory requirements for dietary supplements including adverse event reporting and other requirements. Key members of Congress and the dietary supplement industry have indicated that they have reached an agreement to support legislation requiring adverse event reporting. If enacted, new legislation could raise our costs and negatively impact our business. In addition, we expect that the FDA soon will adopt the proposed rules on Good Manufacturing Practice in manufacturing, packaging or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. We may not be able to comply with the new rules without incurring additional expenses, which could be significant. See “Business— Government Regulation—Product Regulation” included elsewhere in this Report for additional information.
A substantial amount of our revenues are generated from our franchisees, and our revenues could decrease significantly if our franchisees do not conduct their operations profitably or if we fail to attract new franchisees.
     As of December 31, 2005 and December 31, 2004, approximately 35% and 36%, respectively, of our retail locations were operated by franchisees. Approximately 16% and 17% of our revenues were generated from our franchise operations for the years ended December 31, 2005 and December 31, 2004, respectively. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
     As of December 31, 2005, we had 858 international franchised stores in 40 international markets. For the years ended December 31, 2005 and December 31, 2004, 8.2% and 7.1%, respectively, of our revenues were derived from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will exacerbate the effects of these risks. These risks include, among others:
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
Our failure to appropriately respond to changing consumer preferences and demand for new products and services could significantly harm our customer relationships and product sales.
     Our business is particularly subject to changing consumer trends and preferences, especially with respect to the diet category. For example, the recent trend in favor of low-carbohydrate diets was not as dependent on diet products as many other dietary programs, which caused (and may continue to cause) a significant reduction in sales in our diet category. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. If we are unable to do so, our customer relationships and product sales could be harmed significantly.
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
     For the years ended December 31, 2005 and 2004, our manufacturing operations produced approximately 35% of the products we sold. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. As of December 31, 2005, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative suppliers, our business could be adversely affected. Any significant disruption in our operations at this facility for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.
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
     The Company has procured insurance independently for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. The Company self-insurance for such areas as: (1) medical benefits; (2) worker’s compensation coverage in the State of New York, with a stop loss of $250,000; (3) physical damage to the Company’s tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. As a result, our insurance and claims expense could increase in the future. Alternatively, we could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim were to exceed our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected. See Item 3, “Legal Proceedings” in this Report.
Franchise regulations could limit our ability to terminate or replace under-performing franchises, which could adversely impact franchise revenues.
     As a franchisor, we are subject to federal, state and international laws regulating the offer and sale of franchises. These laws impose registration and extensive disclosure requirements on the offer and sale of franchises. These laws frequently apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise. We may, therefore, be required to retain an under-performing franchise and may be unable to replace the franchisee, which could adversely impact franchise revenues. In addition, the nature and effect of any future legislation or regulation on our franchise operations cannot be predicted.
Our Parent’s controlling stockholder may take actions that conflict with other stockholders and investors interests. This control may have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of other stockholders to approve transactions they may deem to be in their best interest.
     Pursuant to our stockholders’ agreement, each of our Parent’s current stockholders, including GNC Investors, LLC (the “Principal Stockholder”), has irrevocably granted to, and has appointed, Apollo Investment V as its proxy and attorney-in-fact to vote all of the shares of our Parent’s Common Stock held by such stockholder at any time for all matters subject to the vote of the stockholders in the manner determined by Apollo Investment V in its sole and absolute discretion, whether at any meeting of the stockholders or by written consent or otherwise. The proxy remains in effect for so long as Apollo Funds V and our Parent’s Principal Stockholder in certain circumstances, own at least 2,100,000 shares of our Parent’s Common Stock. As a result, Apollo Investment V, through Apollo Management V as its manager, will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and it will have significant control over our management and policies. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.
Risks Related to Our Substantial Indebtedness
Our substantial indebtedness could adversely affect our financial condition and otherwise adversely impact our operating income and growth prospects.
     As of December 31, 2005, our total indebtedness was approximately $473.4 million, and we had an additional $66.4 million available for borrowing on a secured basis under our $75.0 million revolving credit facility after giving effect to the use of $8.6 million of the revolving credit facility to secure letters of credit.

     Our substantial indebtedness could have important consequences. For example, it could:
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
     If we are unable to meet our obligations with respect to our indebtedness, we could be forced to restructure or refinance our indebtedness, seek equity financing or sell assets. If we are unable to restructure, refinance or sell assets in a timely manner or on terms satisfactory to us, we may default under our obligations. As of December 31, 2005, substantially all of our indebtedness described above was subject to acceleration clauses. A default on any of our indebtedness obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of such indebtedness, we may not be able to make payments under our indebtedness.
We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control and, as a result, we may not be able to make payments on our debt obligations.
     Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures, product development efforts and other business activities, will depend on our ability to generate cash in the future. This is subject, to a certain extent, to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.
     We may be unable to generate sufficient cash flow from operations, to realize anticipated cost savings and operating improvements on schedule or at all, to obtain future borrowings under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity, sell assets or borrow more money. We may not be able to do so on terms satisfactory to us or at all.
Despite our and our subsidiaries’ current significant level of indebtedness, we may still be able to incur more indebtedness, which would increase the risks described above.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although our credit facilities, the indenture governing our 8 5/8% Senior Notes due 2011 (the “Senior Notes”) and the indenture governing our 8 1/2% Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. If additional indebtedness is added to our or our subsidiaries’ current levels of indebtedness, the substantial risks described above would increase.

Our indebtedness imposes restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on our indebtedness.
     The credit facilities and the indenture governing the Senior Notes and the indenture governing the Senior Subordinated Notes include certain covenants that, among other things, restrict our ability to:
•	incur additional indebtedness and issue preferred stock;

•	make restricted payments;

•	waive restrictions on the ability of certain subsidiaries to make distributions;

•	sell assets;

•	enter into certain transactions with affiliates; and

•	create liens.
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
We are a holding company and therefore depend on our subsidiaries to service our debt. Earnings from our operating subsidiaries may not be sufficient to fund our operations and we may be unable to make payments on our debt obligations.
     We have no direct operations and no significant assets other than the stock of our subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments on our debt. Under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, these operating subsidiaries may not be sufficient to make distributions to enable us to pay interest on our debt obligations when due or the principal of such debt at maturity.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     As of December 31, 2005, there were 5,813 GNC store locations globally, including: (1) 2,517 company-owned in the United States (all 50 states, the District of Columbia and Puerto Rico); (2) 133 company-owned in Canada; (3) 1,156 domestic franchises; (4) 858 international franchises; and (5) 1,149 GNC “store-within-a-store” locations under our strategic alliance with Rite Aid Corporation. In our Retail segment, all but one of our stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, substantially all of our franchised stores in the United States and Canada are located on premises we lease and then sublease to our respective franchisees. All of our franchised stores in 40 international locations, except Canada, are owned or leased directly by our franchisees. No single store is material to our operations.
     In our Manufacturing/Wholesale segment, we lease facilities for manufacturing, packaging, warehousing and distribution operations. We manufacture a majority of our proprietary products at a 230,000 square foot facility in Greenville, South Carolina. We also lease a 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to “fee-in-lieu-of-taxes” arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. We also lease a 210,000 square foot distribution center in Leetsdale, Pennsylvania and a 112,000 square foot distribution center in Phoenix, Arizona. We also lease space at a distribution center in Canada. We conduct additional manufacturing for wholesalers and retailers of third-party products, as well as warehouse certain third-party products at a leased facility located in New South Wales, Australia.
     We also lease four small regional sales offices in Clearwater, Florida; Fort Lauderdale, Florida; Tusin, California; and Mississauga, Ontario. None of the regional sales offices is larger than 5,000 square feet. Our 253,000 square foot corporate headquarters in Pittsburgh, Pennsylvania is owned by Gustine Sixth Avenue Associates, Ltd., a Pennsylvania limited partnership, of which General Nutrition, Incorporated, one of our subsidiaries, is a 50% limited partner. The partnership’s ownership of the land and buildings, and the partnership’s interest in the ground lease to General Nutrition, Incorporated, are all encumbered by a mortgage in the original principal amount of $17.9 million, with an outstanding balance of $12.2 million as of December 31, 2005. This partnership is included in our consolidated financial statements.

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
     As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our financial condition and operating results. We currently maintain product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. See Item 1A, “Risk Factors” included in this Report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.
Ephedra (Ephedrine Alkaloids)
     As of December 31, 2005, we have been named as a defendant in 227 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.
Pro-Hormone/Androstenedione
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

     On March 20, 2004, a similar lawsuit was filed in state court in Contra Costa County, California (Guzman v. General Nutrition Companies, Inc., Case No. 04-00283). Plaintiffs allege that we have distributed or published periodicals that contain advertisements claiming that the various pro-hormone products promote muscle growth. The complaints allege that we knew the advertisements and label claims promoting muscle growth were false, but nonetheless continued to sell the products to consumers. Plaintiffs seek injunctive relief, disgorgement of profits, attorney’s fees and the costs of suit. All of the products involved in the cases are third-party products. We have tendered these cases to the various manufacturers for defense and indemnification. Based upon the information available to us at the present time, we believe that these matters will not have a material adverse effect upon our liquidity, financial condition or results of operations.
Class Action Settlement
     Five class action lawsuits were filed against us in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. We deny any wrongdoing and are pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed to a settlement of the lawsuits, which has been preliminarily approved by the court. Notice to the class will be published in mass advertising media publications. Each person who purchased the third-party product and who is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to us of a cash register receipt as proof of purchase. If a person purchased the product, but does not have a cash register receipt, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. The coupons will be redeemable for a 90-day period after the settlement is final. We will have available for issue a maximum of 5 million certificates with a combined face value of $50.0 million. In addition to the cash reimbursements and coupons, as part of the settlement, we will be required to pay legal and administrative fees of approximately $1.2 million and will incur $0.7 million in 2006 for advertising and postage costs related to the notification letters.
Franklin Publications
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
Visa/MasterCard antitrust litigation
     The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during 2005. Accordingly, we have recognized a $1.2 million gain in December 2005 for our expected portion of the proceeds and we expect to collect this in 2006.
Pennsylvania Claim
     The Commonwealth of Pennsylvania has conducted an unclaimed property audit of General Nutrition, Inc., a wholly owned subsidiary of the Company for the period January 1, 1992 to December 31, 1997 generally and January 1, 1992 to December 31, 1999 for payroll and wages. As a result of the audit, the Pennsylvania Treasury Department has made an assessment of an alleged unclaimed property liability of the subsidiary in the amount of $4.1 million. The subsidiary regularly records normal course liabilities for actual unclaimed properties and does not agree with the assessment and intends to file a timely appeal and vigorously defend against the assessment.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
     There is no established public trading market for our Common Stock. As of March 1, 2006, there was one holder of our Common Stock and there were 47 holders of our Parent’s Common Stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this Report.
Dividends
     We did not declare cash dividends on our Parent’s Common Stock for the two most recent fiscal years. We are subject to certain restrictions on our ability to pay dividends under the terms of our senior credit facility, Senior Notes, Senior Subordinated Notes and our Parent’s Series A Preferred Stock. For a description of such restrictions, see Note 13 to our consolidated financial statements included elsewhere in this Report.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information about our Parent’s Common Stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2005.

Number of
securities remaining
available for future
	Number of securities to			issuance under equity
	be issued upon		Weighted-average	compensation plans
	exercise of outstanding		exercise price of	(excluding securities
	options, warrants and		outstanding options,	reflected in first
Plan category	rights		warrants and rights	column)
Equity compensation plans approved by security holders (2003 Omnibus Stock Incentive Plan)	2,757,150	(1)	$6.00	1,242,850

Equity compensation plans not approved by security holders.	—		—	—
Total	2,757,150	(1)	$6.00	1,242,850

(1)	Consists of options to purchase 2,757,150 shares of our Parent’s Common Stock granted pursuant to our 2003 Omnibus Stock Incentive Plan.
2003 Omnibus Stock Incentive Plan
     In December 2003, our board of directors adopted the GNC Corporation (formerly known as General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. Awards under the Plan may be granted to certain eligible employees, directors, consultants or advisors as determined by the administering committee of our board of directors. The total number of shares of Parent’s Common Stock reserved and available under the Plan is 4.0 million shares. Stock options granted under the Plan generally are granted at not less than fair market value, vest over a four-year vesting schedule and expire after seven years from date of grant. If any shares reserved for an award are forfeited, repurchased or any such award otherwise terminates without a payment being made to the participant in the form of stock, such shares underlying such award will also become available for future awards under the Plan. No awards other than stock options have been granted under the Plan.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read together with the information under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this Report. The years ended December 31, 2005 and 2004 and the 27 days ended December 31, 2003 are the periods subsequent to the Acquisition. The period January 1, 2003 to December 4, 2003 and the years ended 2002 and 2001 are the periods prior to the Acquisition when GNCI was owned by Numico.

	Successor			Predecessor
			27 Days Ended	Period ended
	Year Ended December 31,		December 31,	December 4,	Year Ended December 31,
(dollars in millions)	2005	2004	2003	2003	2002	2001

Statement of Operations Data:
Revenue:
Retail	$989.4	$1,001.8	$66.2	$993.3	$1,068.6	$1,123.1
Franchising	212.8	226.5	14.2	241.3	256.1	273.1
Manufacturing/Wholesale	115.5	116.4	8.9	105.6	100.3	112.9

Total revenue	1,317.7	1,344.7	89.3	1,340.2	1,425.0	1,509.1
Cost of sales, including costs of warehousing, distribution and occupancy	898.7	895.2	63.6	934.9	969.9	1,013.3

Gross profit	419.0	449.5	25.7	405.3	455.1	495.8
Compensation and related benefits	228.6	230.0	16.7	235.0	245.2	246.6
Advertising and promotion	44.7	44.0	0.5	38.4	52.1	41.9
Other selling, general and administrative	76.2	73.7	5.1	70.9	86.0	140.7
Other income(1)	(3.1)	(0.3)	—	(10.1)	(211.3)	(3.4)
Impairment of goodwill and intangible assets (2)	—	—	—	709.4	222.0	—

Operating income (loss)	72.6	102.1	3.4	(638.3)	61.1	70.0
Interest expense, net	43.1	34.4	2.8	121.1	136.3	140.0
Gain on sale of marketable securities	—	—	—	—	(5.0)	—

Income (loss) before income taxes	29.5	67.7	0.6	(759.4)	(70.2)	(70.0)
Income tax expense (benefit)	10.9	25.1	0.2	(174.5)	1.0	(14.1)

Net income (loss) before cumulative effect of accounting change	18.6	42.6	0.4	(584.9)	(71.2)	(55.9)
Loss from cumulative effect of accounting change, net of tax (3)	—	—	—	—	(889.7)	—

Net income (loss)	$18.6	$42.6	$0.4	$(584.9)	$(960.9)	$(55.9)

(1)	Other income includes foreign currency (gain) loss for all of the periods presented. Other income for the year ended December 31, 2005, included a $2.5 million transaction fee related to the transfer of our GNC Australian franchise rights to Global Active Limited. Other income for the period ended December 4, 2003 and the years ended December 2002 and 2001, primarily represents $7.2 million, $214.4 million, and $3.6 million, respectively, received from legal settlement proceeds that we collected from a raw material pricing settlement.

(2)	On January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and other intangible assets with indefinite lives no longer be subject to amortization, but instead, being tested at least annually for impairment. For the periods ended December 4, 2003 and December 31, 2002, we recognized impairment charges of $709.4 million (pre-tax), and $222.0 million (pre-tax), respectively, for goodwill and other intangibles as a result of decreases in expectations regarding growth and profitability; additionally in 2003 the impairment resulted from increased competition from the mass market, negative publicity by the media on certain supplements and increasing pressure from the FDA on the industry as a whole, each of which were identified in connection with a valuation related to the Acquisition.

(3)	Upon adoption of SFAS No. 142, we recognized a one-time impairment charge in the first quarter of 2002 of $889.7 million, net of tax to reduce the carrying amount of goodwill and other intangibles to their implied fair value.

	Successor			Predecessor
			27 Days Ended	Period ended
	Year Ended December 31,		December 31,	December 4,	Year Ended December 31,
(dollars in millions)	2005	2004	2003	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$86.0	$85.2	$33.2	$9.4	$38.8	$16.3
Working capital (4)	298.7	283.5	200.0	96.2	153.6	140.8
Total assets	1,025.6	1,032.6	1,018.9	1,038.1	1,878.3	3,071.8
Total debt	473.4	510.4	514.2	1,747.4	1,840.1	1,883.3
Stockholders’ equity (deficit)	340.9	322.4	278.2	(1,077.1)	(493.8)	469.0

Other Data:
Net cash provided by operating activities	64.2	83.5	4.7	92.9	111.0	75.8
Net cash (used in) investing activities	(21.5)	(27.0)	(740.0)	(31.5)	(44.5)	(48.1)
Net cash (used in) provided by financing activities	(41.7)	(4.5)	759.2	(90.8)	(44.3)	(21.6)
EBITDA (5)	113.7	141.0	5.7	(579.2)	(765.5)	192.0
Capital expenditures (6)	$20.8	$28.3	$1.8	$31.0	$51.9	$29.2
Ratio of earnings to fixed charges (7)	1.36	1.94	1.11	—	—	—
Number of stores (at end of period):
Company-owned stores (8)	2,650	2,642	2,748	2,757	2,898	2,960
Franchised stores (8)	2,014	2,036	2,009	1,978	1,909	1,821
Store-within-a-store locations (8)	1,149	1,027	988	988	900	780

(4)	Working capital represents current assets less current liabilities.

(5)	EBITDA as used herein represents net income (loss) before interest expense (net), income tax expense (benefit) and depreciation and amortization. We present EBITDA because we consider it a useful analytical tool for measuring our ability to service our debt and generate cash for other purposes. The reconciliation of net cash provided by operating activities to EBITDA as presented below is different than that used for purposes of the covenants under the indentures governing the notes. EBITDA is not a measurement of our financial performance under Generally Accepted Accounting Principals (“GAAP”) and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. Some of the limitations of EBITDA are as follows:
•	EBITDA does not reflect interest expense, or the cash requirement necessary to service interest or principal payments, on our debts;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	although EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, our calculation of EBITDA may differ from other similarly titled measures of other companies, limiting its usefulness as a comparative measure.
Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our

GAAP results and using EBITDA only supplementally. See our consolidated statements of cash flows included elsewhere in this Report.
          The following table reconciles net cash provided by operating activities as determined in accordance with GAAP to EBITDA for the periods indicated:

	Successor			Predecessor
			27 Days Ended	Period ended
	Year Ended December 31,		December 31,	December 4,	Year Ended December 31,
( in millions)	2005	2004	2003	2003	2002	2001

Net cash provided by operating activities	$64.2	$83.5	$4.7	$92.9	$111.0	$75.8
Cash paid for interest (excluding deferred financing fees)	32.7	32.7	0.7	122.5	138.0	145.6
Cash paid for taxes	2.9	5.1	—	2.5	30.7	15.2
Changes in accounts receivable	4.4	(3.4)	(2.9)	(59.9)	127.3	1.1
Changes in inventory	23.9	15.1	(3.8)	(29.0)	(22.2)	(71.5)
Changes in accounts payable	2.9	(3.9)	5.3	3.3	(18.8)	48.2
Changes in other assets and liabilities	(17.3)	11.9	1.7	(2.1)	(24.9)	(22.4)
Loss from cumulative effect of accounting change, net of tax	—	—	—	—	(889.7)	—
Impairment of goodwill and intangible assets	—	—	—	(709.4)	(222.0)	—
Gain on sale of marketable securities	—	—	—	—	5.1	—

EBITDA (a)	$113.7	$141.0	$5.7	$(579.2)	$(765.5)	$192.0

(a)	Included in EBITDA are non-cash goodwill and other intangible impairment losses of $709.4 million (pre-tax) and $222.0 million (pre-tax) incurred for the period from January 1, 2003 to December 4, 2003 and the year ended December 31, 2002, respectively, and a loss from the cumulative effect of an accounting change of $889.7 million, net of tax, for the year ended December 31, 2002. The impairment charges were incurred upon the testing of goodwill and other intangibles, in accordance with SFAS No. 142. Impairment resulted from decreased expectations regarding growth and profitability due to increased competition from the mass market, negative publicity by the media on certain supplements and increasing pressure from the FDA on the industry as a whole.
(6)	Capital expenditures for 2002 included approximately $13.9 million incurred in connection with our store reset and upgrade program. For the full year ended December 31, 2003, capital expenditures were $32.8 million.
(7)	We have calculated the ratio of earnings to fixed charges by dividing earnings by fixed charges. For the purpose of computing the ratio of earnings to fixed charges, ‘‘earnings’’ is defined as income (loss) before income taxes and fixed charges. ‘‘Fixed charges’’ consist of interest cost, whether expensed or capitalized, amortization of debt expense and the portion of rental expense (approximately one-third) that we believe to be representative of the interest factor in those rentals. Earnings were insufficient to cover fixed charges by $759.4 million, $70.2 million and $70.0 million for the period ended December 4, 2003 and for the years ended December 31, 2002 and 2001, respectively.

(8)	The following table summarizes our stores for the periods indicated:

	Successor			Predecessor
			27 Days Ended	Period ended
	Year Ended December 31,		December 31,	December 4,	Year Ended December 31,
	2005	2004	2003	2003	2002	2001

Company-owned stores
Beginning of period balance	2,642	2,748	2,757	2,898	2,960	2,842
Store openings	137	82	4	80	117	220
Store closings	(129)	(188)	(13)	(221)	(179)	(102)

End of period balance	2,650	2,642	2,748	2,757	2,898	2,960

Franchised stores
Beginning of period balance	2,036	2,009	1,978	1,909	1,821	1,718
Store openings	149	146	33	186	182	291
Store closings	(171)	(119)	(2)	(117)	(94)	(188)
End of period balance	2,014	2,036	2,009	1,978	1,909	1,821

Store-within-a-store (Rite Aid)
Beginning of period balance	1,027	988	988	900	780	544
Store openings	130	44	—	93	131	237
Store closings	(8)	(5)	—	(5)	(11)	(1)

End of period balance	1,149	1,027	988	988	900	780

Total Stores	5,813	5,705	5,745	5,723	5,707	5,561

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 6, “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Report. The discussion in this section contains forward looking statements that involve risks and uncertainties. See Item1A, “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein.
          On October 16, 2003, we entered into a purchase agreement (the “Purchase Agreement”) with Numico and Numico USA, Inc. to acquire 100% of the outstanding equity interest of GNCI from Numico USA Inc. On December 5, 2003, we acquired 100% of the outstanding equity interests of GNCI from Numico for an aggregate purchase price of $747.4 million, consisting of $733.2 million in cash and the assumption of $14.2 million of mortgage indebtedness (the “Acquisition”). We subsequently received $15.7 million and paid $5.9 million to Numico related to working capital contingent purchase price adjustments. The results of operations and cash flows reflect our predecessor entity, on a carve-out basis, for the period from January 1, 2003 to December 4, 2003. See “—Basis of Presentation’’.
     Business Overview
          We are the largest global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products and other wellness products. We derive our revenues principally from product sales through our company-owned stores and gnc.com, franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,800 locations operating under the GNC brand name.
          Revenues from Business Segments
          Revenues are derived from our three business segments, Retail, Franchise and Manufacturing/Wholesale, primarily as follows:
•	Retail revenues are generated by sales to consumers at our company-owned stores and through gnc.com. Although the Company believes that its retail and franchise businesses are not seasonal in nature, historically the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year.

•	Franchise revenues are generated primarily from:
(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which are charged for initial franchise awards, renewals and transfers of franchises.
•	Manufacturing/Wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary and third-party products to and through Rite Aid and drugstore.com.
     Executive Overview of 2005 Results
          In 2005, the Company undertook major strategic initiatives to rebuild the business and to establish a foundation for stronger future performance. These initiatives included implementation of a national pricing structure, execution of a national and more diversified marketing program focused on competitive pricing on key products, improved cost control, and a realignment of the franchise system with Company strategies.
          We also implemented structural changes, aligning merchandising, marketing, store operations and product development in order to provide customers with a more consistent shopping experience and to establish a culture focused on merchandising.
     Execution of these initiatives produced many improvements, including:
•	Broader customer reach: Our new advertising programs, which included newspaper inserts, traditional newspaper advertising and extensive television advertising, improved customer response. We also launched gnc.com as an e-commerce website late in the year and introduced a sales catalog through which customers may order products directly from GNC. These direct marketing initiatives are further extending the reach of the GNC brand.

•	An improved franchise system: Initiatives intended to ensure franchisee compliance with the GNC Franchising operating system are leading to better franchise performance, as evidenced by the improving same-store sales at domestic franchise locations throughout the year.

•	Better shopping experiences for our customers: We made significant progress in improving inventory management, vendor relationships, product development and store execution. These improvements created improved customer shopping experiences by providing a wide assortment of high-quality, innovative products and assuring that best-selling items were never out of stock.

•	Stronger expense control: We met our cost control objectives by reducing overhead without impacting productivity.
                     These and other strategies implemented in 2005 led to a reverse of the negative trends of the business. Domestic same-store sales improved with each successive quarter of the year, culminating with an 8.1% increase in company-owned stores and a 1.5% increase in franchise stores in the fourth quarter. We also realized steady improvement in every product category, highlighted by particular strength in the sports nutrition and vitamins, minerals and herbal supplements categories, and by an improvement in the diet business during the latter part of the year.
Basis of Presentation
     Purchase Accounting
                     The Acquisition was accounted for under the purchase method of accounting. As a result, the financial data presented for 2003 include a predecessor period from January 1, 2003 through December 4, 2003 and a successor period for the 27 days ended December 31, 2003. As a result of the Acquisition, the consolidated statements of operations for the successor periods include: interest and amortization expense resulting from our credit facility and the issuance of our Senior Notes and Senior Subordinated Notes; amortization of intangible assets related to the Acquisition; and management fees that did not exist prior to the Acquisition. Further, as a result of purchase accounting, the fair values of our assets on the date of the Acquisition became their new cost basis. Results of operations for the successor periods are affected by the newly established cost basis of these assets. We allocated the Acquisition consideration to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the date of the Acquisition, which resulted in a significant change in our annual depreciation and amortization expenses.
                     The accompanying financial statements for the periods prior to the Acquisition are labeled as “Predecessor” and the periods subsequent to the Acquisition are labeled as “Successor”.
                     Successor. The accompanying financial statements for the calendar year ended December 31, 2005 and 2004 and for the 27 days ended December 31, 2003 include the accounts of the Company and its wholly owned subsidiaries. Included in this period are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect these adjustments had to cost of sales, depreciation and amortization expenses.
                     Predecessor. For the period from January 1, 2003 to December 4, 2003 the consolidated financial statements of GNCI were prepared on a carve-out basis and reflect the consolidated financial position, results of operations and cash flows in accordance with GAAP. The financial statements for this period reflected amounts that were pushed down from Nutricia and Numico in order to depict the financial position, results of operations and cash flows of GNCI based on these carve-out principles. In conjunction with the sale of GNCI to the Company, all related party term debt was settled in full. As a result of recording these amounts, the financial statements of GNCI may not be indicative of the results that would be presented if GNCI had operated as an independent, stand-alone entity.
     Related Parties
                     In the years ended December 31, 2005 and 2004, the Company had related party transactions with Apollo Management V and its affiliates. GNCI had related party transactions with Numico and other affiliates during the period January 1, 2003 to December 4, 2003. For further discussion of these transactions, see the “Related Party Transactions” note to our consolidated financial statements included elsewhere in this Report.

Results of Operations
     The information presented below as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period January 1, 2003 to December 4, 2003, was derived from our audited consolidated financial statements and accompanying notes. In the table below and in the accompanying discussion, the 27 days ended December 31, 2003 and the period January 1, 2003 to December 4, 2003 have been combined for discussion purposes.
     As discussed in the “Segment” note to our consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and transportation costs, impairments, and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.
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

Results of Operations and Comprehensive Income
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Successor				Combined		Successor		Predecessor
	Year Ended		Year Ended		Year Ended		27 days Ended		Period Ended
	December 31,		December 31,		December 31,		December 31,		December 4,
	2005		2004		2003		2003		2003

Revenues:
Retail	$989.4	75.1%	$1,001.8	74.5%	$1,059.5	74.1%	$66.2	74.1%	$993.3	74.1%
Franchise	212.8	16.1%	226.5	16.8%	255.5	17.9%	14.2	15.9%	241.3	18.0%
Manufacturing / Wholesale	115.5	8.8%	116.4	8.7%	114.5	8.0%	8.9	10.0%	105.6	7.9%

Total net revenues	1,317.7	100.0%	1,344.7	100.0%	1,429.5	100.0%	89.3	100.0%	1,340.2	100.0%

Operating expenses:
Cost of sales, including costs of warehousing, distribution and occupancy	898.7	68.2%	895.2	66.5%	998.5	69.9%	63.6	71.2%	934.9	69.7%
Compensation and related benefits	228.6	17.3%	230.0	17.1%	251.7	17.6%	16.7	18.7%	235.0	17.5%
Advertising and promotion	44.7	3.4%	44.0	3.3%	38.9	2.7%	0.5	0.6%	38.4	2.9%
Other selling, general and administrative expenses	72.2	5.5%	69.7	5.2%	68.9	4.8%	4.8	5.4%	64.1	4.8%
Amortization expense	4.0	0.3%	4.0	0.3%	7.1	0.5%	0.3	0.3%	6.8	0.5%
Income from legal settlement	—	—	—	—	(7.2)	-0.5%	—	—	(7.2)	-0.5%
Foreign currency gain	(0.6)	—	(0.3)	—	(2.9)	-0.2%	—	—	(2.9)	-0.2%
Impairment of goodwill and intangible assets	—	—	—	—	709.4	49.6%	—	—	709.4	52.9%
Other (income) expense	(2.5)	-0.2%	—	—	—	—	—	—	—	—

Total operating expenses	1,245.1	94.5%	1,242.6	92.4%	2,064.4	144.4%	85.9	96.2%	1,978.5	147.6%

Operating income (loss):
Retail	77.2	5.9%	107.7	8.0%	85.7	6.0%	6.6	7.3%	79.1	5.9%
Franchise	52.0	3.9%	62.4	4.6%	66.1	4.6%	2.4	2.7%	63.7	4.8%
Manufacturing / Wholesale	46.0	3.5%	38.6	2.9%	25.7	1.8%	1.4	1.6%	24.3	1.8%
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(50.0)	-3.8%	(49.3)	-3.7%	(44.1)	-3.1%	(3.4)	-3.8%	(40.7)	-3.0%
Corporate costs	(55.1)	-4.2%	(57.3)	-4.2%	(66.1)	-4.6%	(3.6)	-4.0%	(62.5)	-4.7%
Income from legal settlement	—	—	—	—	7.2	0.5%	—	—	7.2	0.5%
Impairment of goodwill and intangible assets	—	—	—	—	(709.4)	-49.6%	—	—	(709.4)	-52.9%
Other income (expense)	2.5	0.2%	—	—	—	—	—	—	—	—

Subtotal unallocated corporate and other costs net	(102.6)	-7.8%	(106.6)	-7.9%	(812.4)	-56.8%	(7.0)	-7.8%	(805.4)	-60.1%

Total operating income (loss)	72.6	5.5%	102.1	7.6%	(634.9)	-44.4%	3.4	3.8%	(638.3)	-47.6%

Interest expense, net	43.1		34.4		123.9		2.8		121.1

Income (loss) before income taxes	29.5		67.7		(758.8)		0.6		(759.4)

Income tax expense (benefit)	10.9		25.1		(174.3)		0.2		(174.5)

Net income (loss)	18.6		42.6		(584.5)		0.4		(584.9)

Other comprehensive income	0.1		0.9		1.9		0.3		1.6

Comprehensive income (loss)	$18.7		$43.5		$(582.6)		$0.7		$(583.3)

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the table above and could occasionally differ immaterially if you were to use the unrounded data for these calculations.

Comparison of the Years Ended December 31, 2005 and 2004
     Revenues
          Our consolidated net revenues decreased $27.0 million, or 2.0%, to $1,317.7 million for the year ended December 31, 2005 compared to $1,344.7 million for the same period in 2004. The decrease was primarily the result of decreased comparable same store sales in our Retail and Franchise segments, a reduced domestic franchise store base and decreased revenue in our manufacturing segment due to declining demand for Vitamin E soft-gel products.
          Retail. Revenues in our Retail segment decreased $12.4 million, or 1.2%, to $989.4 million for the year ended December 31, 2005 compared to $1,001.8 million for the same period in 2004. The revenue decrease occurred primarily in our diet category and was partially offset by increases in our sports nutrition and VMHS categories. The diet category experienced sales declines each quarter in 2005, with the first three quarters showing significant declines as a result of reduced demand for low-carb products. The fourth quarter diet sales, while remaining less than 2004, improved as a result of new product introductions. Our domestic company-owned comparable store sales improved each successive quarter during 2005, from a decline of 7.8% in the first quarter to an increase of 8.1% in the fourth quarter. For the total year 2005, our comparable store sales declined 1.5%. Our Canadian company-owned stores had similar trends in sales as our domestic company-owned stores, declining 11.0% in the first half of 2005 and increasing 0.3% in the second half of 2005. Our company-owned store base increased by 10 stores to 2,517 domestically, and declined by two stores to 133 in Canada at December 31, 2005.
          Franchise. Revenues in our Franchise segment decreased $13.7 million, or 6.0%, to $212.8 million for the year ended December 31, 2005, compared to $226.5 million for the same period in 2004. Our domestic franchise stores recognized lower retail sales for the year ended December 31, 2005, as evidenced by a decline in 2005 comparable same store sales for these stores of 4.8%. This decline in retail sales resulted in decreased wholesale product sales to the franchisees of $11.0 million and a decrease in franchise royalty revenue of $1.1 million. Additionally, other franchise revenue decreased by $1.6 million. Our domestic franchise store base declined by 134 stores to 1,156 stores at December 31, 2005, from 1,290 stores at December 31, 2004. Our international franchise store base increased by 112 stores to 858 stores at December 31, 2005 compared to 746 stores at December 31, 2004. Our international franchisees pay a lower royalty rate and purchase fewer products from us than the domestic franchisees.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, decreased $0.9 million or 0.8%, to $115.5 million for the year ended December 31, 2005 compared to $116.4 million for the same period in 2004. This decrease occurred primarily in the Greenville, South Carolina plant, which had a decrease of $4.7 million as a result of declining demand for Vitamin E soft-gel products from third-party customers and a decrease in third-party sales at our Australian manufacturing facility of $0.5 million. These decreases were partially offset by increased sales to Rite Aid of $1.9 million and to drugstore.com of $2.4 million.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $3.5 million, or 0.4%, to $898.7 million for the year-ended December 31, 2005 compared to $895.2 million for the same period in 2004. Consolidated cost of sales, as a percentage of net revenue, were 68.2% compared to 66.5% for the years ended December 31, 2005 and 2004, respectively.
          Product costs. Product costs decreased $1.4 million, or 0.2%, to $655.7 million for the year ended December 31, 2005 compared to $657.1 million for the same period in 2004. Consolidated product costs, as a percentage of net revenue, were 49.8% compared to 48.8% for the years ended December 31, 2005 and 2004, respectively. This increase, as a percentage of net revenue, was the result of increased promotional pricing in our retail segment and increased discounts provided to our franchisees on wholesale sales in our franchise segment. Our vendors partially offset this increase by providing reductions in product costs for their products that were promotionally priced.
          Warehousing and distribution costs. Warehousing and distribution costs increased $0.6 million, or 1.2%, to $51.4 million for the year ended December 31, 2005 compared to $50.8 million for the same period in 2004. This increase was primarily a result of increased fuel costs that affected our private fleet, as well as the cost of outside carriers, offset by efficiency cost savings in wages and other warehousing costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.9% compared to 3.8% for the years ended December 31, 2005 and 2004, respectively.

          Occupancy costs. Occupancy costs increased $4.3 million, or 2.3%, to $191.6 million for the year ended December 31, 2005 compared to $187.3 million for the same period in 2004. This increase was the result of increased store rental costs of $2.7 million and increased other occupancy costs including depreciation of $1.6 million. Consolidated occupancy costs, as a percentage of net revenue, were 14.5% compared to 13.9% for the years ended December 31, 2005 and 2004, respectively.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A, expenses including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $1.8 million, or 0.5%, to $349.5 million, for the year ended December 31, 2005 compared to $347.7 million for the same period in 2004. These expenses, as a percentage of net revenue, were 26.5% compared to 25.9% for the years ended December 31, 2005 and 2004, respectively.
          Compensation and related benefits. Compensation and related benefits decreased $1.4 million, or 0.6%, to $228.6 million for the year ended December 31, 2005 compared to $230.0 million for the same period in 2004. The decrease was the result of decreases in: (1) incentives and commission expense of $2.3 million; (2) 401(k) company paid matching expense of $1.1 million; and (3) other wage related expense of $0.4 million. The decreases were offset by increases in base wage expense, primarily in our retail stores, of $1.8 million and non-cash compensation expense of $0.6 million.
          Advertising and promotion. Advertising and promotion expenses increased $0.7 million, or 1.6%, to $44.7 million for the year ended December 31, 2005 compared to $44.0 million during the same period in 2004. Advertising expense increased as a result of an increase in product specific television advertising of $7.0 million and reduction of franchisee advertising contributions of $1.2 million, offset by decreases in: (1) print advertising of $3.1 million; (2) general marketing costs of $2.9 million; (3) store signage and merchandising costs of $1.0 million; and (4) other advertising related expenses of $0.5 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $2.5 million, or 3.4%, to $76.2 million for the year ended December 31, 2005 compared to $73.7 million for the same period in 2004. This increase was due to (1) legal costs for certain products related to a third-party vendor of $1.9 million; (2) increases in commission expense on our consigned inventory sales of $1.1 million; (3) increases in other professional expenses of $0.9 million; and (4) a $1.0 million increase in various other SG&A costs. These increases were partially offset by a $1.2 million gain for our expected portion of the proceeds from the Visa/MasterCard antitrust litigation settlement and a decrease in general insurance expense of $1.2 million.
     Foreign Currency Gain
          We recognized a consolidated foreign currency gain of $0.6 million in year ended December 31, 2005 compared to $0.3 million for the year ended December 31, 2004. This gain resulted primarily from accounts payable activity with our Canadian subsidiary.
     Other Income and Expense
          Other income for the year ended December 31, 2005 includes a transaction fee of $2.5 million, which was recognized for the transfer of our Australian franchise business.
     Operating Income
          As a result of the foregoing, operating income decreased $29.5 million or 28.9%, to $72.6 million for the year ended December 31, 2005 compared to $102.1 million for the same period in 2004. Operating income, as a percentage of net revenue, was 5.5% compared to 7.6% for the years ended December 31, 2005 and 2004, respectively.
          Retail. Operating income decreased $30.5 million, or 28.3%, to $77.2 million for the year ended December 31, 2005 compared to $107.7 million for the same period in 2004. The primary reason for the decrease was lower retail margin, due to lower diet sales and increased promotional retail pricing.
          Franchise. Operating income decreased $10.4 million, or 16.7%, to $52.0 million for the year ended December 31, 2005 compared to $62.4 million for the same period in 2004. This decrease is primarily attributable to a decrease in wholesale sales and margin, due to increases in discounts provided to our franchisees on wholesale sales and a reduced number of operating franchisees domestically.

          Manufacturing/Wholesale. Operating income increased $7.4 million, or 19.2%, to $46.0 million for the year ended December 31, 2005 compared to $38.6 million for the same period in 2004. This increase was primarily the result of an increase in license and other fee revenue from Rite Aid, increased wholesale sales volumes to drugstore.com, improved margins on third-party manufacturing sales and increased manufacturing efficiencies at our South Carolina manufacturing facility.
          Warehousing & Distribution Costs. Unallocated warehousing and distribution costs increased $0.7 million, or 1.4%, to $50.0 million for the year ended December 31, 2005 compared to $49.3 million for the same period in 2004. This increase was primarily a result of increased fuel costs, offset by reduced wages and other operating expenses in our distribution centers.
          Corporate Costs. Corporate overhead costs decreased $2.2 million, or 3.8%, to $55.1 million for the year ended December 31, 2005 compared to $57.3 million for the same period in 2004. This decrease was primarily the result of the recognition of a $1.2 million gain for our expected portion of the proceeds from the Visa/MasterCard antitrust litigation settlement and a decrease in our insurance expense, offset by the recognition of $1.9 million in legal costs for certain products related to a third-party vendor and increases in other professional fees.
          Other. Other income for the year ended December 31, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights
     Interest Expense
          Interest expense increased $8.7 million, or 25.3%, to $43.1 million for the year ended December 31, 2005 compared to $34.4 million for the same period in 2004. This increase was primarily attributable to the write-off of $3.9 million of deferred financing fees, a result of the refinancing of our variable interest rate bank debt, which was replaced with $150.0 million of fixed interest rate Senior Notes in January 2005.
     Income Tax Expense
          We recognized $10.9 million of consolidated income tax expense during the year ended December 31, 2005 compared to $25.1 million for the same period of 2004. The decreased tax expense for the year ended December 31, 2005, was a result of a decrease in income before income taxes of $38.2 million. The effective tax rate for the year ended December 31, 2005 was 36.8%, compared to 37.0% for the year ended December 31, 2004.
     Net Income
          As a result of the foregoing, consolidated net income decreased $24.0 million to $18.6 million for the year ended December 31, 2005 compared to $42.6 million for the same period in 2004. Net income, as a percentage of net revenue, was 1.5% compared to 3.4% for the years ended December 31, 2005 and 2004, respectively.
     Other Comprehensive Income
          We recognized $0.1 million of foreign currency gain for the year ended December 31, 2005 compared to $0.9 million for the same period in 2004. The amounts recognized in each period resulted from foreign currency translation adjustments related to the investment in and receivables due from our Canadian and Australian subsidiaries.

Comparison of the Years Ended December 31, 2004 and 2003
     Revenues
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
          Product costs. Product costs decreased $82.1 million, or 11.1%, to $657.1 million for the twelve months ended December 31, 2004 compared to $739.2 million for the same period in 2003. Consolidated product costs as a percentage of net revenue dropped to 48.8% for the twelve months ended December 31, 2004 from 51.7% for the same period in 2003. This decrease was a result of the following: (1) improved margins in the Retail segment as a result of increased sales of higher margin GNC proprietary products and decreased sales of lower margin third-party products, (2) improved management of inventory which resulted in lower product costs due to fewer inventory losses from expired product, and (3) improved efficiencies in our South Carolina manufacturing facility. Included in product costs in 2004 is $1.3 million of expense as a result of adjustments due to increased inventory valuation related to the Acquisition.
          Warehousing and distribution costs. Warehousing and distribution costs increased $3.9 million, or 8.3%, to $50.8 million for the twelve months ended December 31, 2004 compared to $46.9 million for the same period in 2003. This increase in costs was primarily a result of a $7.7 million increase in unreimbursed expenses from trucking services provided to our vendors and former affiliates, which was partially offset by reduced wages of $2.3 million and operating expenses of $1.5 million for the twelve months ended December 31, 2004 compared with the same period in 2003.

          Occupancy costs. Occupancy costs decreased $25.1 million, or 11.8%, to $187.3 million for the twelve months ended December 31, 2004 compared to $212.4 million for the same period in 2003. This decrease was primarily due to a reduction in depreciation expense of $17.3 million as a result of the revaluation of our assets due to purchase accounting relating to the Acquisition. Reductions in rental expenses as a result of fewer stores operating and more favorable lease terms, accounted for another $3.5 million of the decrease. The remaining $4.3 million decrease occurred in other occupancy related expenses. This was offset by a one-time non-cash pre-tax rent charge of $0.9 million in the fourth quarter of 2004 related to a correction in our lease accounting policies. See the “Basis of Presentation and Summary of Significant Accounting Policies” note to our consolidated financial statements included elsewhere in this Report.
     Selling, General and Administrative Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, and amortization expense, decreased $19.0 million, or 5.2%, to $347.6 million, for the twelve months ended December 31, 2004, compared to $366.6 million for the same period in 2003. Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other SG&A expenses, and amortization expense, as a percentage of net revenues, were 25.8% during the twelve months ended December 31, 2004 compared to 25.6% for the same period in 2003.
          Compensation and related benefits. Compensation and related benefits decreased $21.7 million, or 8.6%, to $230.0 million for the twelve months ended December 31, 2004 compared to $251.7 million for the same period in 2003. The decrease was the result of decreases in: (1) acquisition related charges for change in control and retention bonuses recognized in 2003 of $8.7 million, (2) incentives and commissions expense of $6.2 million, (3) stock based compensation expense recognized in 2003 of $4.3 million, (4) group health insurance and workers compensation expense of $1.2 million, (5) relocation costs of $1.0 million, and (6) other compensation and related benefit expenses of $0.3 million.
          Advertising and promotion. Advertising and promotion expenses increased $5.1 million, or 13.1%, to $44.0 million for the twelve months ended December 31, 2004 compared to $38.9 million during the same period in 2003. Advertising expense increased during the twelve months of 2004 compared to the same period in 2003 in the following areas: (1) direct marketing to our gold card customers increased $1.9 million, (2) general marketing costs increased $1.4 million, (3) product specific TV advertising increased $0.5 million, (4) store signage costs increased $0.6 million, and (5) other advertising expenses increased by $0.7 million.
          Other SG&A. Other SG&A expenses, including amortization expense, decreased $2.3 million, or 3.0%, to $73.7 million for the twelve months ended December 31, 2004 compared to $76.0 million for the same period in 2003. The primary reasons for the decrease were: (1) a decrease of $3.6 million in research and development costs, (2) reduced bad debt expense of $4.0 million, (3) reduced amortization expense of $3.1 million, (4) reduced one time costs previously incurred as a result of the Acquisition of $2.4 million, and (5) a reduction of $1.3 million in credit card transaction expenses. These decreases were offset by: (1) a $4.6 million increase in insurance expense, (2) a $3.5 million increase in other professional fees, of which $0.8 million was related to our ongoing efforts to prepare for Sarbanes-Oxley requirements, (3) an increase of $0.6 million in hardware and software maintenance costs, and (4) an increase of $3.6 million in other operating expenses.
     Foreign Currency Gain
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

Liquidity and Capital Resources
          At December 31, 2005, we had $86.0 million in cash and cash equivalents and $298.7 million in working capital compared with $85.2 million in cash and cash equivalents and $283.5 million in working capital at December 31, 2004. The $15.2 million increase in working capital was primarily driven by our increase in inventory.
     Cash Provided by Operating Activities
          Cash provided by operating activities was $64.2 million, $83.5 million and $97.6 million during the years ended December 31, 2005, 2004, and 2003, respectively. The primary reason for the decrease in each year was the reduction in net income (excluding the $709.4 million impairment in 2003) and changes in working capital accounts. Net income decreased $24.0 million for the year ended December 31, 2005 compared with the same period in 2004.
          For the year ended December 31, 2005, inventory increased $33.3 million, as a result of increases in our finished goods, bulk inventory and packaging supplies and a decrease in our reserves. This inventory increase supports our strategy of ensuring our top-selling products are always in stock. Franchise notes receivable decreased $6.7 million for the year ended December 31, 2005, as a result of payments on existing notes, fewer company-financed franchise store openings than in prior years and the closing of 171 franchises in 2005. Accrued interest for the year ended December 31, 2005 increased $6.0 million due to the 2005 issuance of the $150.0 million Senior Notes, which has interest payable semi-annually on January 15 and July 15 each year. Other assets decreased $6.7 million for the year ended December 31, 2005, primarily a result of a reduction in prepaids and long-term deposits.
          For the year ended December 31, 2004, inventory increased $24.7 million, a result of increasing our finished goods and bulk inventory and a decrease in our reserves. Franchise notes receivable decreased $11.6 million in 2004, a result of payments on existing notes and fewer franchise store openings than in prior years. Accrued liabilities decreased $22.6 million for the year ended December 31, 2004, primarily a result of reductions of: (1) class action wage accrual of $4.2 million; (2) incentives of $4.5 million; (3) change of control payments of $9.2 million; (4) store closings accruals of $4.3 million; and (5) other accruals of $0.4 million. Net deferred taxes changed $24.2 million in the year ended December 31, 2004, a result of an increase in our deferred tax liability, which was due to book versus tax timing differences.
          For the year ended December 31, 2003, receivables decreased due to the receipt of $134.8 million of legal settlement proceeds in January 2003, relating to raw material pricing litigation. This was partially offset by the settlement of a $70.6 million receivable due from Numico at December 4, 2003, which was generated from periodic cash sweeps by our former parent during the period January 1, 2003 to December 4, 2003. Net deferred taxes changed $197.6 million in the period ended December 4, 2003, a result of the $709.4 million impairment creating the significant net loss position.
     Cash Used in Investing Activities
          We used cash from investing activities of $21.5 million, $27.0 million and $771.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. We used $738.1 million to acquire GNCI from Numico in December 2003. This $738.1 million was reduced by approximately $12.7 million for a purchase price adjustment received in April 2004, and increased by $7.8 million for other acquisition costs, for a net purchase price of $733.2 million. Capital expenditures decreased $7.5 million from 2005 compared to 2004 and decreased $4.5 million from 2004 compared to 2003. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $20.8 million, $28.3 million and $32.8 million during the years ended December 31, 2005, 2004 and 2003, respectively.
     Cash Used in and Provided by Financing Activities
          In January 2005, we issued $150.0 million aggregate principal amount of our Senior Notes and used the net proceeds from this issuance, along with $39.4 million cash on hand, to pay down $185.0 million of our indebtedness under our term loan facility. For the year ended December 31, 2005, we also paid $4.7 million in fees related to the Senior Notes offering and paid down an additional $2.0 million of debt.
          We used cash in financing activities of approximately $4.5 million for the year ended December 31, 2004. The primary uses of cash for the year ended December 31, 2004 was for payments on long term debt of $3.8 million and for payment of financing fees related to the issuance of our Senior Subordinated Notes and a bank credit agreement amendment of $1.1 million.

          The primary use of cash in the period ended December 4, 2003 was principal payments on debt of Numico, of which we were a guarantor. For the 27 days ended December 31, 2003, the primary source of cash to fund the Acquisition was from borrowings under our senior credit facility of $285.0 million, proceeds from the issuance of our Senior Subordinated Notes of $215.0 million and an equity contribution from our Parent for proceeds from the issuance of shares of Parent’s Common Stock of $177.5 million and of its Series A Preferred Stock of $100.0 million.
          Senior Credit Facility. In connection with the Acquisition, we entered into a senior credit facility with a syndicate of lenders. Our Parent and our domestic subsidiaries have guaranteed our obligations under the senior credit facility. The senior credit facility at December 31, 2004 consisted of a $285.0 million term loan facility and a $75.0 million revolving credit facility. We borrowed the entire $285.0 million under the original term loan facility to fund part of the Acquisition, with none of the $75.0 million revolving credit facility being utilized to fund the Acquisition. This facility was subsequently amended in December 2004. In January 2005, as a stipulation of the December 2004 amendment to the senior credit facility, we used the net proceeds of their Senior Notes offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under the prior $285.0 million term loan facility. At December 31, 2005, the amended credit facility consisted of a $96.2 million term loan facility and a $75.0 million revolving credit facility.
          The senior credit facility matures on December 5, 2009 and permits us to prepay a portion or all of the outstanding balance without incurring penalties. The revolving credit facility matures on December 5, 2008. The revolving credit facility allows for $50.0 million to be used as collateral for outstanding letters of credit, of which $8.6 million and $8.0 million was used at December 31, 2005 and December 31, 2004, respectively, leaving $66.4 million and $67.0 million, respectively, of this facility available for borrowing on such dates. Interest on the term loan facility is payable quarterly in arrears and at December 31, 2005 and 2004, carried an average interest rate of 7.4% and 5.4%, respectively. The senior credit facility contains customary covenants including financial tests, (including maximum total leverage, minimum fixed charge coverage ratio and maximum capital expenditures) and certain other limitations such as the Company’s and its subsidiaries ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. See the “Long-Term Debt” note to our consolidated financial statements included elsewhere in this Report.
          Senior Notes. In January 2005, we issued $150.0 million aggregate principal amount of Senior Notes, with an interest rate of 8 5/8%. The Senior Notes mature in 2011. We used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay $185.0 million of the indebtedness under its term loan facility.
          Senior Subordinated Notes. On December 5, 2003, we issued $215.0 million aggregate principal amount of the Senior Subordinated Notes in connection with the Acquisition. The Senior Subordinated Notes mature in 2010 and bear interest at the rate of 8 1/2% per annum.
          Common and Preferred Stock. In addition, our Principal Stockholder and certain of our directors and members of senior management of the Company made an equity contribution of $277.5 million in exchange for 29,566,666 shares of Parent’s Common Stock and in the case of the Principal Stockholder, 100,000 shares of our Parent’s Series A Preferred Stock. The proceeds of the equity contribution were contributed to our Parent to fund a portion of the Acquisition price. In addition, our Parent subsequently sold shares of Parent’s Common Stock for net proceeds of approximately $1.6 million to certain members of our management. The proceeds of all of such sales were contributed to us by our Parent.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $75.0 million revolving credit facility. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We believe that we have complied with our covenant reporting and compliance in all material respects for the year ended December 31, 2005.

Contractual Obligations
          The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2005:

	Payments due by period
		Less than
(in millions)	Total	1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term debt obligations (1)	$473.4	$2.1	$4.4	$311.1	$155.8
Scheduled interest payments (2)	186.3	39.7	78.7	66.8	1.1
Operating lease obligations (3)	339.7	98.1	134.1	64.8	42.7
Purchase obligations (4)(5)	16.1	4.2	4.1	3.3	4.5

	$1,015.5	$144.1	$221.3	$446.0	$204.1

(1)	These balances consist of the following debt obligations: (a) $215.0 million for our 8 1/2% Senior Subordinated Notes; (b) $150.0 million for our 8 5/8% Senior Notes; (c) $96.2 million for our senior credit facility; (d) $12.2 million for our mortgage; and (e) less than $0.1 million for capital leases. See the “Long-Term Debt” note to our consolidated financial statements included elsewhere in this Report.

(2)	These balances represent the interest that will accrue on the long-term obligations, which includes some variable debt interest payments, which are estimated using current interest rates. See the “Long-Term Debt” note to our consolidated financial statements included elsewhere in this Report.

(3)	These balances consist of the following operating leases: (a) $313.0 million for company-owned retail stores, (b) $101.5 million for franchise retail stores, which is offset by $101.5 million of sublease income from franchisees, and (c) $26.7 million relates to various leases for tractors/trailers, warehouses, automobiles and various equipment at our facilities. See the “Long-Term Lease Obligation” note to our consolidated financial statements included elsewhere in this Report.

(4)	These balances consist of $3.5 million of advertising and inventory commitments and $12.6 million related to a management services agreement and credit facility administration fees. The management service agreement was made between the Company and Apollo Management V. In consideration of Apollo Management V’s services, the Company is obligated to pay an annual fee of $1.5 million for ten years commencing on December 5, 2003. See the “Related Party Transactions” note to our consolidated financial statements included elsewhere in this Report. The Company also has a $0.1 million credit facility administration fee due annually.

(5)	This balance excludes $21.5 million related to contracts with an advertising vendor, which were terminated by GNC and are currently in litigation. See Item 3, “Legal Proceedings” in this Report.
          In addition to the obligations scheduled above, we have entered into employment agreements with certain executives that provide for compensation and certain other benefits. Under certain circumstances, including a change of control, some of these agreements provide for severance or other payments, if those circumstances would ever occur during the term of the employment agreement.
Off Balance Sheet Arrangements
          As of December 31, 2005 and 2004, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

          We have a balance of unused advertising barter credits on account with a third-party advertising agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with advertising credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) APB No. 29, a sale is recognized based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we advertise through the bartering company. The credits can be used to offset the cost of cable advertising. As of December 31, 2005 and 2004, the available credit balance was $9.5 million, and $11.3 million, respectively. The barter credits are effective through April 1, 2006.
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
     Use of Estimates
          Certain amounts in our financial statements require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies are described in the notes to our consolidated financial statements under the heading ‘‘Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this Report. Our critical accounting policies and estimates are described in this section. An accounting estimate is considered critical if:
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
     Revenue Recognition
          We operate primarily as a retailer, through company-owned stores, franchised stores, and to a lesser extent, as a wholesaler. On December 28, 2005, we started recognizing revenue through product sales on our website, gnc.com. We apply the provisions of Staff Accounting Bulletin No. 104, ‘‘Revenue Recognition.’’ We recognize revenues in our Retail segment at the moment a sale to a customer is recorded. Gross revenues are reduced by actual customer returns and a provision for estimated future customer returns, which is based on management’s estimates after a review of historical customer returns. We recognize revenues on product sales to franchisees and other third parties when the risk of loss, title and insurable risks have transferred to the franchisee or third-party. We recognize revenues from franchise fees at the time a franchised store opens or at the time of franchise renewal or transfer, as applicable.
     Inventories
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
     Accounts Receivable and Allowance for Doubtful Accounts
          The majority of our retail revenues are received as cash or cash equivalents. The majority of our franchise revenues are billed to the franchisees with varying terms for payment. We offer financing to qualified domestic franchisees with the initial purchase of a franchise location. The notes are demand notes, payable monthly over periods of five to seven years. We generate a significant portion of our revenue from ongoing product sales to franchisees and third-party customers. An allowance for doubtful accounts is established based on regular evaluations of our franchisees’ and third-party customers’ financial health, the current status of trade receivables and any historical write-off experience. We maintain both specific and general reserves for doubtful accounts. General reserves are based upon our historical bad debt experience, overall review of our aging of accounts receivable balances, general economic conditions of our industry or the geographical regions and regulatory environments of our third-party customers and franchisees.
     Impairment of Long-Lived Assets
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
     Self-Insurance
          The Company has procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. The Company is self-insured for such areas as: (1) medical benefits; (2) worker’s compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to the Company’s tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. The Company’s associated liability for this self-insurance was not significant as of December 31, 2005 and 2004. Prior to the Acquisition, GNCI was included as an insured under several of Numico’s global insurance policies.
          The Company carries product liability insurance with a retention of $1.0 million per claim with an aggregate cap on retained losses of $10.0 million. The Company carries general liability insurance with retention of $100,000 per claim with an aggregate cap on retained losses of $600,000. The majority of the Company’s workers’ compensation and auto insurance are in a deductible/retrospective plan. The Company reimburses the insurance company for the workers compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.
          As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $250,000 per incident with a maximum limit up to $2.0 million per participant, per benefit year, respectively. The Company has no additional liability once a participant exceeds the $2.0 million ceiling. The Company’s liability for medical claims is included as a component of accrued benefits in the “Accrued Payroll and Related Liabilities” footnote and was $3.0 million and $2.6 million as of December 31, 2005 and 2004, respectively.
     Goodwill and Indefinite-Lived Intangible Assets
          On an annual basis, we perform a valuation of the goodwill and indefinite lived intangible assets associated with our operating segments. To the extent that the fair value associated with the goodwill and indefinite-lived intangible assets is less than the recorded value, we write down the value of the asset. The valuation of the goodwill and indefinite-lived intangible assets is affected by, among other things, our business plan for the future, and estimated results of future operations. Changes in the business plan or operating results that are different than the estimates used to develop the valuation of the assets may result in an impact on their valuation.

          Historically, we have recognized impairments to our goodwill and intangible assets based on declining financial results and market conditions. The most recent valuation was performed at October 1, 2005, and no impairment was found. There was no impairment found during 2004. At September 30, 2003, we evaluated the carrying value of our goodwill and intangible assets, and recognized an impairment charge accordingly. See the “Goodwill and Intangible Assets” note to our consolidated financial statements included elsewhere in this Report. Based upon our improved capitalization of our financial statements subsequent to the Acquisition, the stabilization of our financial condition, our anticipated future results based on current estimates and current market conditions, we do not currently expect to incur additional impairment charges in the near future.
     Leases
          The Company has various operating leases for company-owned and franchised store locations and equipment. Store leases generally include amounts relating to base rental, percent rent and other charges such as common area maintenance fees and real estate taxes. Periodically, the Company receives varying amounts of reimbursements from landlords to compensate the Company for costs incurred in the construction of stores. These reimbursements are amortized by the Company as an offset to rent expense over the life of the related lease. The Company determines the period used for the straight-line rent expense for leases with option periods and conforms it to the term used for amortizing improvements.
     Income Taxes
          We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. At any point in time we have various tax audits in progress. As a result, we also record reserves for estimates of probable settlements of these audits. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues.
     Recently Issued Accounting Pronouncements
          In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The adoption of this statement is not expected to have a significant effect on our consolidated financial position or results of operations since we currently expense such costs.
          In September 2005, the EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” Effective for leasehold improvements (within the scope of this Issue) that are purchased or acquired in reporting periods beginning after June 29, 2005. Early application of the consensus was permitted in periods for which financial statements have not been issued. This Issue addresses the amortization period for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. We had already adopted the practices effective for the year ended December 31, 2004 and the adoption did not have a significant effect on our consolidated financial position or results of operations.
          In May 2005, the FASB issued Statement of Financial account Standards (“SFAS”) No. 154, “Accounting Changes and Error Correction,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this standard beginning January 1, 2006.

          In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was required to be applied no later than the end of fiscal years ending after December 15, 2005; with retrospective application for interim financial information being permitted but not required. We adopted FIN 47 for the year ended December 31, 2005. The adoption did not have a material impact on our consolidated financial statements or results of operations.
          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the stock options and other equity-based compensation issued to employees. SFAS No. 123(R) is applicable for all interim and fiscal periods beginning after June 15, 2005. This statement is effective for us on January 1, 2006 and we will use the modified prospective application method. The impact of this statement on our consolidated financial statements or results of operations has been historically disclosed on a pro-forma basis and will now be recognized as compensation expense on a prospective basis. Based on the equity awards outstanding as of December 31, 2005, we expect compensation expense, net of tax, of $1.0 million to $2.0 million in 2006.
          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this statement for fiscal years beginning after June 15, 2005. We will adopt this standard starting January 1, 2006 and do not anticipate that the adoption will have a significant impact on our consolidated financial statements or results of operations.
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
Foreign Exchange Rate Market Risk
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
Interest Rate Market Risk
          A portion of our debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. As of December 31, 2005, we had fixed rate debt of $377.2 million and variable rate debt of $96.2 million. We have not entered into futures or swap contracts at this time. Based on our variable rate debt balance as of December 31, 2005, a 1% change in interest rates would increase or decrease our annual interest cost by $1.0 million.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets
As of December 31, 2005 and December 31, 2004	52
Consolidated Statements of Operations and Comprehensive Income
For years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period from January 1, 2003 through December 4, 2003	53
Consolidated Statements of Stockholders’ (Deficit) Equity
For years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period from January 1, 2003 through December 4, 2003	54
Consolidated Statements of Cash Flows
For years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period from January 1, 2003 through December 4, 2003	55
Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm
To the Supervisory Board of Royal Numico N.V.
and the Stockholder of General Nutrition Companies, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of General Nutrition Companies, Inc., and its subsidiaries (the “Company”) for the period from January 1, 2003 through December 4, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 1, 2004

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
General Nutrition Centers, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of General Nutrition Centers, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 and for the period from December 5, 2003 though December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 10, 2006

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$86,013	$85,161
Receivables, net of reserve of $8,898 and $7,214, respectively (Note 3)	72,439	70,013
Inventories, net (Note 4)	298,166	272,254
Deferred tax assets, net (Note 5)	13,861	14,133
Other current assets (Note 6)	30,826	35,775

Total current assets	501,305	477,336

Long-term assets:
Goodwill (Note 7)	80,109	78,585
Brands (Note 7)	212,000	212,000
Other intangible assets, net (Note 7)	26,460	28,652
Property, plant and equipment, net (Note 8)	179,482	195,409
Deferred financing fees, net	16,125	18,130
Deferred tax assets, net (Note 5)	45	1,093
Other long-term assets (Note 9)	10,114	21,393

Total long-term assets	524,335	555,262

Total assets	$1,025,640	$1,032,598

Current liabilities:
Accounts payable, includes cash overdraft of $5,063 and $4,144, respectively (Note 10)	$104,595	$106,557
Accrued payroll and related liabilities (Note 11)	20,812	20,353
Accrued income taxes (Note 5)	2,431	—
Accrued interest (Note 13)	7,877	1,863
Current portion, long-term debt (Note 13)	2,117	3,901
Other current liabilities (Note 12)	64,793	61,162

Total current liabilities	202,625	193,836

Long-term liabilities:
Long-term debt (Note 13)	471,244	506,474
Other long-term liabilities	10,891	9,866

Total long-term liabilities	482,135	516,340

Total liabilities	684,760	710,176

Stockholder’s equity (Note 17):
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	277,989	278,258
Retained earnings	61,667	43,001
Accumulated other comprehensive income	1,224	1,163

Total stockholder’s equity	340,880	322,422
Total liabilities and stockholder’s equity	$1,025,640	$1,032,598

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	Successor			Predecessor
			27 days ended	Period ended
	Year ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
Revenue	$1,317,708	$1,344,742	$89,288	$1,340,209

Cost of sales, including costs of warehousing, distribution and occupancy	898,740	895,235	63,580	934,860

Gross profit	418,968	449,507	25,708	405,349

Compensation and related benefits	228,626	229,957	16,719	234,990
Advertising and promotion	44,661	43,955	514	38,413
Other selling, general and administrative	76,111	73,728	5,098	70,938
Income from legal settlements	—	—	—	(7,190)
Foreign currency (gain) loss	(555)	(290)	22	(2,895)
Impairment of goodwill and intangible assets	—	—	—	709,367
Other (income) expense	(2,500)	—	—	—

Operating income (loss)	72,625	102,157	3,355	(638,274)

Interest expense, net (Note 13)	43,078	34,432	2,773	121,125

Income (loss) before income taxes	29,547	67,725	582	(759,399)

Income tax expense (benefit) (Note 5)	10,881	25,078	228	(174,478)

Net income (loss)	18,666	42,647	354	(584,921)

Other comprehensive income	61	861	302	1,603

Comprehensive income (loss)	$18,727	$43,508	$656	$(583,318)

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder’s (Deficit) Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	(Loss)/Income	(Deficit) Equity
Predessor

Balance at January 1, 2003	100	$—	$690,955	$(1,183,231)	$(1,476)	$(493,752)

Net loss	—	—	—	(584,921)	—	(584,921)
Foreign currency translation adjustments	—	—	—	—	1,603	1,603

Balance at December 4, 2003	100	$—	$690,955	$(1,768,152)	$127	$(1,077,070)

Successor

GNC Corporation investment in General Nutrition Centers, Inc.	100	$—	$277,500	$—	$—	$277,500
Net income	—	—	—	354	—	354
Foreign currency translation adjustments	—	—	—	—	302	302

Balance at December 31, 2003	100	—	277,500	354	302	278,156

GNC Corporation investment in General Nutrition Centers, Inc.	—	—	758	—	—	758
Net income	—	—	—	42,647	—	42,647
Foreign currency translation adjustments	—	—	—	—	861	861

Balance at December 31, 2004	100	—	278,258	43,001	1,163	322,422

GNC Corporation investment in General Nutrition Centers, Inc.	—	—	(901)	—	—	(901)
Non-cash stock compensation	—	—	632	—	—	632
Net income	—	—	—	18,666	—	18,666
Foreign currency translation adjustments	—	—	—	—	61	61

Balance at December 31, 2005	100	$—	$277,989	$61,667	$1,224	$340,880

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor			Predecessor
			27 days ended	Period ended
	Year ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,666	$42,647	$354	$(584,921)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37,045	34,778	1,950	50,880
Fixed asset write-off	665	—	—	—
Non-cash stock compensation	632	—	—	—
Stock appreciation rights compensation	—	—	—	4,347
Deferred fee writedown — early debt extinguishment	3,890	—	—	—
Impairment of goodwill and intangible assets	—	—	—	709,367
Amortization of intangible assets	3,990	4,015	303	8,171
Amortization of deferred financing fees	2,825	2,772	224	—
Increase in provision for inventory losses	9,353	9,588	2,237	27,701
Increase in provision for losses on accounts receivable	1,784	1,828	767	1,953
Decrease in net deferred taxes	1,321	24,154	(210)	(197,629)
Changes in assets and liabilities:
Increase in receivables	(6,142)	1,590	2,119	57,933
Increase in inventory, net	(33,259)	(24,658)	1,581	1,258
Decrease in franchise note receivables, net	6,650	11,572	1,326	1,546
Decrease in other assets	6,078	(5,740)	(10,977)	(5,597)
Decrease in accounts payable	(2,853)	3,855	(5,342)	(3,245)
Decrease in accrued taxes	2,431	(438)	438	5,638
Increase in interest payable	6,014	64	1,799	—
Decrease in accrued liabilities	5,096	(22,559)	8,119	15,466

Net cash provided by operating activities	64,186	83,468	4,688	92,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,825)	(28,329)	(1,827)	(31,020)
Sale of corporate stores to franchisees	23	169	24	2,760
Store acquisition costs	(733)	(979)	(81)	(3,193)
Acquisition of General Nutrition Companies, Inc.	—	2,102	(738,117)	—

Net cash used in investing activities	(21,535)	(27,037)	(740,001)	(31,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation (return of capital from) investment in General Nutrition Centers, Inc.	(901)	758	277,500	—
Decrease in cash overdrafts	919	(347)	1,735	1,915
Payments on long-term debt, related party	—	—	—	(91,794)
Payments on long-term debt, third parties	(187,014)	(3,828)	—	(887)
Proceeds from senior notes issuance	150,000	—	—	—
Borrowings from senior credit facility	—	—	285,000	—
Proceeds from senior subordinated notes issuance	—	—	215,000	—
Financing fees	(4,710)	(1,106)	(20,020)	—

Net cash used in financing activities	(41,706)	(4,523)	759,215	(90,766)

Effect of exchange rate on cash	(93)	77	(152)	12

Net (decrease) increase in cash	852	51,985	23,750	(29,339)
Beginning balance, cash	85,161	33,176	9,426	38,765

Ending balance, cash	$86,013	$85,161	33,176	$9,426

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF BUSINESS
     General Nature of Business. General Nutrition Centers, Inc. (“GNC” or the “Company”), a Delaware corporation, is a leading specialty retailer of nutritional supplements, which include: vitamins, minerals and herbal supplements (“VMHS”), sports nutrition products, diet products and other wellness products.
     The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail; Franchising; and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through gnc.com and drugstore.com. Franchise stores are located in the United States and 40 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company also operates a smaller manufacturing facility in Australia. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
     On October 16, 2003, the Company entered into a purchase agreement (the “Purchase Agreement”) with Numico and Numico USA, Inc. to acquire 100% of the outstanding equity interest of GNCI from Numico USA, Inc. on December 5, 2003, (the “Acquisition”). The purchase equity contribution was made by GNC Investors, LLC (“GNC LLC”), an affiliate of Apollo Management LP (“Apollo”), together with additional institutional investors and certain management of the Company. The equity contribution from GNC LLC was recorded by GNC Corporation (our “Parent”). Our Parent utilized this equity contribution to purchase its investment in the Company. The transaction closed on December 5, 2003 and was accounted for under the purchase method of accounting. As a result of the Acquisition, fair values were assigned and the accompanying financial statements as of December 31, 2003 reflect adjustments made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.
     The net purchase price was $733.2 million, which was paid from total proceeds via a combination of cash and the proceeds from the issuance of our 8 1/2% Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”) and borrowings under a senior credit facility, and is summarized herein. Apollo Investment Fund V, L.P., together with related co-investment entities (collectively, ‘Apollo Funds V’’) and certain institutional investors, through GNC LLC and our Parent, contributed a cash equity investment of $277.5 million to the Company. In connection with the Acquisition, on December 5, 2003, we also issued $215.0 million aggregate principal amount of its Senior Subordinated Notes, resulting in net proceeds of $207.1 million. In addition, we obtained a secured senior credit facility consisting of a $285.0 million term loan facility due in 2009 and a $75.0 million revolving credit facility due in 2008. We borrowed the entire $285.0 million under the term loan facility to fund a portion of the Acquisition price, which netted proceeds to us of $275.8 million. These total proceeds were reduced by certain debt issuance and other transaction costs. Subject to certain limitations in accordance with the Purchase Agreement, Numico and Numico USA, Inc. agreed to indemnify our on losses arising from, among other items, breaches of representations, warranties, covenants and other certain liabilities relating to the business of GNCI, arising prior to December 5, 2003 as well as any losses payable in connection with certain litigation including ephedra related claims. We utilized these proceeds to purchase GNCI, with the remainder of $19.8 million used to fund operating capital.
     At December 31, 2003, the Company had recorded a $15.7 million receivable from Numico related to a working capital contingent purchase price adjustment and an estimated $3.0 million payable to Numico related to a tax purchase price adjustment. Subsequent to the Acquisition, in 2004, the Company received a cash payment of $15.7 million from Numico related to a working capital contingent purchase price adjustment and the Company remitted a payment to Numico of $5.9 million related to a tax purchase price adjustment.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Successor. The accompanying financial statements for the calendar year end December 31, 2005 and 2004 and for the 27 days ended December 31, 2003 include the accounts of the Company and its wholly owned subsidiaries. Included in this period are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Also included is the corresponding effect these adjustments had to cost of sales, depreciation and amortization expenses.
     Predecessor. For the period from January 1, 2003 to December 4, 2003 the consolidated financial statements of GNCI were prepared on a carve-out basis and reflect the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The financial statements for this period reflected amounts that were pushed down from Nutricia and Numico in order to depict the financial position, results of operations and cash flows of GNCI based on these carve-out principles. In conjunction with the sale of GNCI to the Company, all related party term debt was settled in full. As a result of recording these amounts, the financial statements of GNCI may not be indicative of the results that would be presented if GNCI had operated as an independent, stand-alone entity. Refer to the following footnotes for further discussion of GNCI’s related party transactions with Nutricia, Numico and other related entities.
     The Company’s normal reporting period is based on a 52-week calendar year. Therefore, the Predecessor results of operations presented in the accompanying audited financial statements for the period from January 1, 2003 to December 4, 2003 are not necessarily indicative of the results that would be expected for the full reporting year.
Summary of Significant Accounting Policies
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20% to 50%. Investment ownership of less than 20% is accounted for on the cost method. All material intercompany transactions have been eliminated in consolidation.
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.
     Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.6 million at December 31, 2005 and $1.4 million at December 31, 2004.
     Inventories. Inventory components consist of raw materials, finished product and packaging supplies. Inventories are stated at the lower of cost or market on a first in/first out (“FIFO”) basis. Cost is determined using a standard costing system which approximates actual costs. The Company regularly reviews its inventory levels in order to identify slow moving and short dated products, expected length of time for product sell through and future expiring product. Upon analysis, the Company has established certain valuation allowances to reserve for such inventory. When allowances are considered necessary, after such reviews, the inventory balances are adjusted and reflected net in the accompanying financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Accounts Receivable and Allowance for Doubtful Accounts. The Company sells product to its franchisees and, to a lesser extent, various third parties. See the footnote, “Receivables”, for the components of accounts receivable. To determine the allowance for doubtful accounts in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)”, factors that affect collectibility from the Company’s franchisees or third-party customers include their financial strength, payment history, reported sales and the overall retail economy. The Company establishes an allowance for doubtful accounts for franchisees based on an assessment of the franchisees’ operations which includes analysis of their operating cash flows, sales levels, and status of amounts due to the Company, such as rent, interest and advertising. In addition, the Company considers the franchisees’ inventory and fixed assets, which the Company can use as collateral in the event of a default by the franchisee. An allowance for international franchisees is calculated based on unpaid, unsecured amounts associated with their receivable balance. An allowance for receivable balances due from third parties is recognized, if considered necessary, based on facts and circumstances. These allowances are deducted from the related receivables and reflected net in the accompanying financial statements.
     Notes Receivable. The Company offers financing to qualified franchisees in connection with the initial purchase of a franchise store. The notes offered by the Company to its franchisees are demand notes, payable monthly over a period ranging from five to seven years. Interest accrues principally at an annual rate that ranges from 9.25% to 13.75%, based on the amount of initial deposit, and is payable monthly. Allowances for these receivables are recognized in accordance with the Company’s policy described in the Accounts Receivable and Allowance for Doubtful Accounts policy.
     Property, Plant and Equipment. Property, plant and equipment expenditures are recorded at cost. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the property. Fixtures are depreciated over three to eight years, and equipment is generally depreciated over ten years. Computer equipment and software costs are generally depreciated over three years. Amortization of improvements to retail leased premises is recognized using the straight-line method over the estimated useful life of the improvements, or over the life of the related leases including renewals that are reasonably assured, whichever period is shorter. Buildings are depreciated over 40 years and building improvements are depreciated over the remaining useful life of the building. The Company records tax depreciation in conformity with the provisions of applicable tax law.
     Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized in accordance with the policies outlined above. Repair and maintenance costs incurred in the normal operations of business are expensed as incurred. Gains from the sale of property, plant and equipment are recognized in current operations.
     The Company recognized depreciation expense of property, plant and equipment of $37.0 million, $34.5 million and $2.0 million for the years ended December 31, 2005 and 2004 and the 27 days ended December 31, 2003, respectively. GNCI recognized $50.9 million for the period from January 1 to December 4, 2003.
     Goodwill and Intangible Assets. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The Company completes its annual impairment test in the fourth quarter. The Company records goodwill and franchise rights upon the acquisition of franchisee stores when the consideration given to the franchisee exceeds the fair value of the identifiable assets acquired and liabilities assumed of the store. This goodwill is accounted for in accordance with the above policy. See the footnote, “Goodwill and Intangible Assets”.
     Long-lived Assets. The Company periodically performs reviews of underperforming businesses and other long-lived assets, including amortizable intangible assets, for impairment pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These reviews may include an analysis of the current operations and capacity utilization, in conjunction with an analysis of the markets in which the businesses are operating. A comparison is performed of the undiscounted projected cash flows of the current operating forecasts to the net book value of the related assets. If it is determined that the full value of the assets may not be recoverable, an appropriate charge to adjust the carrying value of the long-lived assets to fair value may be required.
     Revenue Recognition. The Company operates predominately as a retailer, through Company-owned stores, franchised stores and sales through its website, gnc.com and to a lesser extent through wholesale operations. For all years and period presented herein, the Company has complied with and adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
     The Retail segment recognizes revenue at the moment a sale to a customer is recorded. These revenues are recorded via the Company’s point of sale system. Gross revenues are netted (decreased) by actual customer returns and an allowance for expected customer returns. The Company records a reserve for expected customer returns based

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Franchise segment generates revenues through product sales to franchisees, royalties, franchise fees and interest income on the financing of the franchise locations. See the footnote, “Franchise Revenue”. These revenues are netted by actual franchisee returns and an allowance for projected returns. The franchisees purchase a majority of the products they sell from the Company at wholesale prices. Revenue on product sales to franchisees is recognized when risk of loss, title and insurable risks have transferred to the franchisee. Franchise fees are recognized by the Company at the time of a franchise store opening. Interest on the financing of franchisee notes receivable is recognized as it becomes due and payable. Gains from the sale of company-owned stores to franchisees are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. This standard requires gains on sales of corporate stores to franchisees to be deferred until certain criteria are satisfied regarding the collectibility of the related receivable and the seller’s remaining obligations. Remaining sources of franchise income, including royalties, are recognized as earned.
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
     Cost of Sales. The Company purchases products directly from third party manufacturers as well as manufactures its on products. The Company’s cost of sales includes product costs, costs of warehousing and distribution and occupancy costs. The cost of manufactured products includes depreciation expense related to the manufacturing facility and related equipment. The amortization of intangibles is included in cost of sales as the underlying intangibles relates to the Company’s retail and franchise operations.
     Vendor Allowances. The Company enters into two main types of arrangements with certain vendors, the most significant of which results in the Company receiving credits as sales rebates based on arrangements with such vendors (“sales rebates”). The Company also enters into arrangements with certain vendors through which the Company receives rebates for purchases during the year typically based on volume discounts (“volume rebates”). As the right of offset exists under these arrangements, rebates received under both arrangements are recorded as a reduction in the vendors’ accounts payable balances on the balance sheet and represent the estimated amounts due to GNC under the rebate provisions of such contracts. Rebates are presented as a reduction in accounts payable and are immaterial at December 31, 2005 and 2004. The corresponding rebate income is recorded as a reduction of cost of goods sold, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02- 16, Accounting by a Reseller for Cash Consideration Received from a Vendor. For volume rebates, the appropriate level of such income is derived from the level of actual purchases made by GNC from suppliers. The amount recorded as a reduction to cost of goods sold was $19.9 million, $13.8 million, $0.5 million and $16.5 million for the years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period January 1, 2003 to December 4, 2003, respectively.
     Distribution and Shipping Costs. The Company charges franchisees and third-party customers shipping and transportation costs and reflects these charges in revenue. The unreimbursed costs that are associated with these charges are included in cost of sales.
     Research and Development. Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recognized $0.8 million, $1.7 million and $0.1 million in research and development costs for the years ended December 31, 2005 and 2004 and the 27 days ended December 31, 2003, respectively. GNCI recognized research and development amounts charged by Numico directly to expense during the Predecessor period. Research and development costs, recognized by GNCI, for the period January 1, 2003 to December 4, 2003 were $5.2 million. These costs are included in Other SG&A costs in the accompanying financial statements. See the footnote, “Related Party Transactions.”
     Advertising Expenditures. The Company recognizes advertising, promotion and marketing program costs the first time the advertising takes place with exception to the costs of producing advertising, which are expensed as incurred during production. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising funds from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized $44.7 million, $44.0 million and $0.5 million in advertising expense for the years ended December 31, 2005 and 2004 and the 27 days ended December 31, 2003. GNCI recognized advertising expense of $38.4 million for the period January 1, 2003 to December 4, 2003.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company has a balance of unused advertising barter credits on accounts with a third-party advertising agency. The Company generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied the Company with advertising credits. The Company did not record a sale on the transaction as the inventory sold was for expiring products which were previously fully reserved for on the Company’s balance sheet. In accordance with SFAS No. 153, a sale is recognized based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when the Company advertises through the bartering company. The credits can be used to offset the cost of cable advertising. As of December 31, 2005 and 2004, the available credit balance was $9.5 and $11.3 million, respectively. Any barter credits not earmarked for future advertising commitments, will expire on April 1, 2006.
     Leases. The Company has various operating leases for company-owned and franchised store locations and equipment. Store leases generally include amounts relating to base rental, percent rent and other charges such as common area maintenance fees and real estate taxes. Periodically, the Company receives varying amounts of reimbursements from landlords to compensate the Company for costs incurred in the construction of stores. These reimbursements are amortized by the Company as an offset to rent expense over the life of the related lease. The Company determines the period used for the straight-line rent expense for leases with option periods and conforms it to the term used for amortizing improvements.
     The Company leases a 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing, and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to “fee-in-lieu-of-taxes” arrangements with the counties in which the facilities are located, but the Company retains the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. As part of a tax incentive arrangement, the Company assigned the facilities to the counties and leases them back under operating leases. The Company leases the facilities from the counties where located, in lieu of paying local property taxes. Upon exercising its right to purchase the facilities back from the counties, the Company will be subject to the applicable taxes levied by the counties. In accordance with SFAS No. 98, ‘‘Accounting for Leases,’’ the purchase option in the lease agreements prevent sale-leaseback accounting treatment. As a result, the original cost basis of the facilities remains on the balance sheet and continues to be depreciated.
     The Company leases a 210,000 square foot distribution center in Leetsdale, Pennsylvania and an 112,000 square foot distribution center in Phoenix, Arizona. The Company conducts additional manufacturing that it performs for wholesalers or retailers of third-party products, as well as certain additional warehousing at leased facilities located in New South Wales, Australia. The Company also has operating leases for its fleet of distribution tractors and trailers and fleet of field management vehicles. In addition, the Company also has a minimal amount of leased office space in California, Florida, Delaware and Illinois. The expense associated with leases that have escalating payment terms is recognized on a straight-line basis over the life of the lease. See the footnote, “Long-Term Lease Obligations.”
     Lease Accounting Correction. Like other companies in the retail industry, in the first quarter of 2005, the Company reviewed its accounting practices and policies with respect to leasing transactions. Following that review the Company corrected an error in our 2004 and prior lease accounting practices to conform the period used to determine straight-line rent expense for leases with option periods with the term used to amortize improvements. The Company recognized a one-time non-cash rent charge of $0.9 million pre-tax, ($0.6 million after tax) in the fourth quarter of 2004. The charge was cumulative and primarily related to prior periods. As the correction relates solely to accounting treatment, it does not affect historical or future cash flows or the timing of payments under the related leases. The effect on the Company’s current or prior results of operations, cash flows and financial position was immaterial.
     Contingencies. In Accordance with SFAS No. 5, “Accounting for Contingencies (as amended)” The Company accrues a loss contingency if it is probable and can be reasonably estimated that an asset had been impaired or a liability had been incurred at the date of the financial statements if those financial statements have not been issued.. If both of the conditions above are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company accrues costs that are part of legal settlements when the settlement is determined by the court or is probable.
     Pre-Opening Expenditures. The Company recognizes the cost associated with the opening of new stores as incurred. These costs are charged to expense and are not material for the periods presented. Franchise store pre-opening costs are incurred by the franchisees.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Deferred Financing Fees. Costs related to the financing of the Senior Subordinated Notes, Senior Notes and the senior credit facility were capitalized and are being amortized over the term of the respective debt. Accumulated amortization as of December 31, 2005 and 2004 is $5.8 million and $3.0 million, respectively.
     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As prescribed by SFAS No. 109, the Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See the footnote, “Income Taxes.”
     For the year ended December 31, 2005 the Company will file a consolidated federal income tax return. For state income tax purposes, the Company will file on both a consolidated and separate return basis in the states in which it conducts business. The Company filed in a consistent manner for the year ended December 31, 2004 and for the 27 days ended December 31, 2003.
     For the period January 1, 2003 to December 4, 2003, GNCI was a member of a consolidated filing group for federal income tax purposes. The filing group included GNCI, Nutricia and two other U.S. based affiliates, Rexall Sundown, Inc. (“Rexall”) and Unicity Network, Inc. (“Unicity”), both also wholly owned by Numico. An informal tax sharing agreement existed among the members of the consolidated filing group that provided for each entity to be responsible for a portion of the consolidated tax liability equal to the amount that would have been determined on a separate return basis. The agreement also provided for each company to be paid for any decreases in the consolidated federal income tax liability resulting from the utilization of deductions, losses and credits from current or prior years that were attributable to each entity. The current and deferred tax expense for the period ended December 4, 2003 are presented in the accompanying consolidated financial statements and was determined as if GNCI were a separate taxpayer. For state income tax purposes, the Company files on both a consolidated and separate return basis in the states in which they conduct business. Amounts due to Numico for taxes were settled in conjunction with the Acquisition. According to the Purchase Agreement, Numico has agreed to indemnify the Company for any subsequent tax liabilities arising from periods prior to the Acquisition.
     Self-Insurance The Company has procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. The Company is self-insured for such areas as: (1) medical benefits; (2) worker’s compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to the Company’s tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. The Company’s associated liability for this self-insurance was not significant as of December 31, 2005 and 2004. Prior to the Acquisition, GNCI was included as an insured under several of Numico’s global insurance policies.
     The Company carries product liability insurance with a retention of $1.0 million per claim with an aggregate cap on retained losses of $10.0 million. The Company carries general liability insurance with retention of $100,000 per claim with an aggregate cap on retained losses of $600,000. The majority of the Company’s workers’ compensation and auto insurance are in a deductible/retrospective plan. The Company reimburses the insurance company for the workers compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.
     As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $250,000 per incident with a maximum limit up to $2.0 million per participant, per benefit year, respectively. The Company has no additional liability once a participant exceeds the $2.0 million ceiling. The Company’s liability for medical claims is included as a component of accrued benefits in the “Accrued Payroll and Related Liabilities” footnote and was $3.0 million and $2.6 million as of December 31, 2005 and 2004, respectively.
     Stock Compensation. In accordance with APB No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation using the intrinsic value method of accounting. For the years ended December 31, 2005 and 2004 and 27 days ended December 31, 2003, stock compensation represents shares of the Company’s stock issued pursuant to the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan. The common stock associated with this plan is not registered or traded on any exchange. SFAS No. 123, “Accounting for Stock-based Compensation,” prescribes that companies utilize the fair value method of valuing stock-based compensation and recognize compensation expense accordingly. SFAS No. 123 did not require that the fair value method be adopted and reflected in the financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Had compensation costs for stock options been determined using the fair market value method of SFAS No. 123, the effect on net income (loss) income for each of the periods presented would have been as follows:

	Successor			Predecessor
	Year ended		27 Days Ended	Period Ended
	December 31,	December 31,	December 31,	December 4,
	2005	2004	2003	2003
		(in thousands)
Net income (loss) as reported	$18,666	$42,647	$354	$(584,921)
Add: total stock-based employee compensation costs determined using intrinsic value method, net of tax	399	—	—	—
Less: total stock-based employee compensation costs determined using fair value method, net of tax	(1,294)	(873)	(560)	(215)

Adjusted net income (loss)	$17,771	$41,774	$(206)	$(585,136)

     Foreign Currency. For all foreign operations, the functional currency is the local currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of those operations, denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. In accordance with SFAS No. 130, “Reporting Comprehensive Income,” translation adjustments are recognized as a separate component of stockholders’ equity (deficit) in other comprehensive income. At December 31, 2005 and 2004, the accumulated foreign currency gain amount was $1.2 million. Gains or losses resulting from foreign currency transactions are included in results of operations.
Recently Issued Accounting Pronouncements.
     In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The adoption of this staff position is not expected to have a significant effect on the Company’s consolidated financial position or results of operations since the Company currently expense such costs.
     In September 2005, the EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” Effective for leasehold improvements (within the scope of this Issue) that are purchased or acquired in reporting periods beginning after June 29, 2005. Early application of the consensus was permitted in periods for which financial statements have not been issued. This Issue addresses the amortization period for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. The Company had already adopted the practices effective for the year ended December 31, 2004 and the adoption did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard beginning January 1, 2006.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was required to be applied no later than the end of fiscal years ending after December 15, 2005; with retrospective application for interim financial information being permitted but not required. The Company adopted FIN 47 for the year ended December 31, 2005. The adoption did not have a material impact on the Company’s consolidated financial statements or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and disallows the use of the intrinsic value method of accounting for stock compensation. The Company will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the stock options and other equity-based compensation issued to employees. This statement is effective for the Company on the January 1, 2006 and the Company will use the modified prospective application method. The impact of this statement on the Company’s consolidated financial statements or results of operations has been historically disclosed on a pro-forma basis and will now be recognized as compensation expense on a prospective basis. Based on the equity awards outstanding as of December 31, 2005, the Company expect compensation expense, net of tax of $1.0 million to $2.0 million in 2006.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company will adopt this standard starting January 1, 2006 and does not anticipate that the adoption will have a significant impact on the Company’s consolidated financial statements or results of operations.
NOTE 3. RECEIVABLES
     Receivables at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Trade receivables	$69,880	$69,884
Related party receivables	1,809	1,866
Other	9,648	5,477
Allowance for doubtful accounts	(8,898)	(7,214)

	$72,439	$70,013

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. INVENTORIES
     Inventories at each respective period consisted of the following:

	December 31, 2005
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$257,525	$(10,025)	$247,500
Unpackaged bulk product and raw materials	48,513	(2,128)	46,385
Packaging supplies	4,281	—	4,281

	$310,319	$(12,153)	$298,166

	December 31, 2004
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$242,578	$(11,542)	$231,036
Unpackaged bulk product and raw materials	41,607	(3,019)	38,588
Packaging supplies	2,630	—	2,630

	$286,815	$(14,561)	$272,254

NOTE 5. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company’s deferred tax assets and liabilities at each respective period consisted of the following:

	December 31, 2005			December 31, 2004
	(in thousands)
	Assets	Liabilities	Net	Assets	Liabilities	Net
Deferred tax:
Current assets (liabilities):
Operating reserves	$6,303	$—	$6,303	$2,958	$—	$2,958
Inventory capitalization	—	(595)	(595)	1,237	—	1,237
Deferred revenue	10,394	—	10,394	11,001	—	11,001
Prepaid expenses	—	(8,060)	(8,060)	—	(7,390)	(7,390)
Accrued worker compensation	3,481	—	3,481	2,906	—	2,906
Stock compensation	230	—	230	—	—	—
Other	2,116	(8)	2,108	3,781	(360)	3,421

Total current	$22,524	$(8,663)	$13,861	$21,883	$(7,750)	$14,133

Non-current assets (liabilities):
Intangibles	$—	$(9,777)	$(9,777)	$—	$(4,080)	$(4,080)
Fixed assets	9,370	—	9,370	8,411	(2,465)	5,946
Other	3,766	(3,314)	(452)	2,753	(3,526)	(773)

Total non-current	$13,136	$(13,091)	$45	$11,164	$(10,071)	$1,093

Total net deferred taxes	$35,660	$(21,754)	$13,906	$33,047	$(17,821)	$15,226

     As of December 31, 2005, the Company believes, based on current available evidence, that future income will be sufficient to utilize the entire net deferred tax assets. For the years ending December 31, 2005, and 2004, deferred tax assets relating to state tax net operating losses (NOLs) in the amount of $11.6 million and $7.2 million have been fully reserved. The Company believes that these NOLs, with lives ranging from five to twenty years, will not be utilizable prior to their expiration.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Deferred income taxes were not provided on cumulative undistributed earnings of international subsidiaries. At December 31, 2005, unremitted earnings of the Company’s non-U.S. subsidiaries were determined to be permanently reinvested.
     Income tax expense/ (benefit) for all periods consisted of the following components:

	Successor			Predecessor
			27 Days Ended	Period ended
	Year ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
	(in thousands)
Current:
Federal	$7,024	$558	$420	$22,145
State	1,255	258	18	1,006
Foreign	1,281	108	—	—

	9,560	924	438	23,151

Deferred:
Federal	1,172	22,365	(202)	(218,770)
State	149	1,852	(8)	(12,904)
Foreign	—	(63)	—	—

	1,321	24,154	(210)	(231,674)

Valuation allowance	—	—	—	34,045

Income tax expense (benefit)	$10,881	$25,078	$228	$(174,478)

     The following table summarizes the differences between the Company’s effective tax rate for financial reporting purposes and the federal statutory tax rate.

	Successor			Predecessor
			27 Days Ended	Period ended
	Year ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Increase/(decrease):
Goodwill amortization, impairment	—	—	—	(9.6%)
Other permanent differences	(2.4%)	(0.4%)	—	0.0%
State income tax, net of federal tax benefit	3.9%	2.4%	0.6%	0.5%
Other	0.3%	—	3.6%	1.6%
Valuation allowance	—	—	—	(4.5%)

Effective income tax rate	36.8%	37.0%	39.2%	23.0%

     The effective tax rate as of December 4, 2003 primarily resulted from a valuation allowance on deferred tax assets associated with interest expense on the related party pushdown debt from Numico. The Company believed that it was unlikely that future taxable income will be sufficient to realize the tax assets associated with the interest expense on the related party pushdown debt from Numico. Thus, a valuation allowance was recognized.
     According to the Purchase Agreement, Numico has agreed to indemnify the Company for any subsequent tax liabilities arising from periods prior to the Acquisition.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. OTHER CURRENT ASSETS
     Other current assets at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Current portion of franchise note receivables	$3,727	$5,087
Less: allowance for doubtful accounts	(105)	(634)
Prepaid rent	11,696	11,316
Prepaid insurance	6,538	6,404
Other current assets	8,970	14,209

	$30,826	$36,382

NOTE 7. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS
     For the years ended December 31, 2005 and 2004, the Company completed its annual evaluation of the carrying value of its indefinite-lived intangible assets. As a result of valuations performed, as of October 1, 2005 and 2004, the Company did not have an impairment charge for goodwill and indefinite-lived intangibles in accordance with SFAS No. 142 for the years ended December 31, 2005 and 2004. Management considered among other analysis the results from an independent appraisal firm.
     During 2003, increased competition from the mass market, negative publicity by the media on certain supplements, and increasing pressure from the Federal Trade Commission on the industry as a whole caused a decrease in expectations regarding growth and profitability. Accordingly, management initiated an evaluation of the carrying value of its goodwill and indefinite-lived intangible assets. Management considered among other analysis the results from an independent appraisal firm as of September 30, 2003, and as a result, GNCI recognized an impairment charge of $709.4 million (pre-tax) for goodwill and indefinite-lived intangibles in accordance with SFAS No. 142.
     For the years ended December 31, 2005 and 2004, the Company acquired 101 and 57 franchise stores, respectively. These acquisitions were accounted for utilizing the purchase method of accounting. The total purchase price associated with these acquisitions was $2.4 million and $1.0 million for the years ended December 31, 2005 and 2004, respectively, of which $0.7 million and $1.0 million was paid in cash.
     Goodwill associated with these acquisitions was $1.5 million for the year ended December 31, 2005. In accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” the Company recognized $1.8 million in acquired franchise rights during the year ended December 31, 2005 associated with these acquisitions. As a result of these acquisitions, the Company reclassified $3.8 million of goodwill and $10.7 million of brand intangibles from the franchise segment to the retail segment during the year ended December 31, 2005. The reclassification was determined based on the relative fair value of the acquired franchise stores.
     In connection with the Acquisition, fair values were assigned to various other intangible assets as of December 5, 2003. The Company’s brands were assigned a fair value representing the longevity of the Company name and general recognition of the product lines. The Gold Card program was assigned a fair value representing the underlying customer listing, for both the Retail and Franchise segments. The retail agreements were assigned a fair value reflecting the opportunity to expand the Company stores within a major drug store chain and on military facilities. A fair value was assigned to the operating agreements with the Company’s franchisees, both domestic and international, to operate stores for a contractual period. Fair values were assigned to the Company’s manufacturing and wholesale segments for production and continued sales to certain customers.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the Company’s goodwill activity.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Goodwill balance at December 31, 2003	$19,094	$63,548	$447	$83,089
Adjustments:
Contingent consideration	2,087	812	—	2,899
Purchase accounting adjustments	(3,547)	(3,855)	(1)	(7,403)

Goodwill balance at December 31, 2004	17,634	60,505	446	78,585
Additions: Acquired franchise stores	1,524	—	—	1,524
Reclassification: Due to franchise store aquisitions	3,812	(3,812)		—

Goodwill balance at December 31, 2005	$22,970	$56,693	$446	$80,109

     Intangible assets other than goodwill consisted of the following at each respective period.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2003	$2,485	$49,000	$163,000	$30,182	$—	$244,667
Amortization expense	(1,072)	—	—	(2,943)	—	(4,015)

Balance at December 31, 2004	1,413	49,000	163,000	27,239	—	240,652
Additions: Acquired franchise stores	—	—	—	—	1,798	1,798
Reclassification: Due to franchise store aquisitions	—	10,659	(10,659)	—		—
Amortization expense	(899)	—	—	(2,943)	(148)	(3,990)

Balance at December 31, 2005	$514	$59,659	$152,341	$24,296	$1,650	$238,460

     The following table represents the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	December 31, 2005			December 31, 2004
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
		(in thousands)
Brands — retail	—	$59,659	$—	$59,659	$49,000	$—	$49,000
Brands — franchise	—	152,341	—	152,341	163,000	—	163,000
Gold card — retail	3	2,230	(1,784)	446	2,230	(1,004)	1,226
Gold card — franchise	3	340	(272)	68	340	(153)	187
Retail agreements	5-10	8,500	(2,447)	6,053	8,500	(1,267)	7,233
Franchise agreements	10-15	21,900	(3,657)	18,243	21,900	(1,894)	20,006
Franchise rights	5	1,798	(148)	1,650	—	—	—

		$246,768	$(8,308)	$238,460	$244,970	$(4,318)	$240,652

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table represents future estimated amortization expense of intangible assets with finite lives:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2006	$3,817
2007	3,303
2008	3,254
2009	2,643
2010	2,495
Thereafter	10,948

Total	$26,460

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Land, buildings and improvements	$60,198	$60,057
Machinery and equipment	71,575	66,162
Leasehold improvements	47,314	42,263
Furniture and fixtures	54,514	50,643
Software	13,428	10,970
Construction in progress	1,967	6

Total property, plant and equipment	$248,996	$230,101
Less: accumulated depreciation	(69,514)	(34,692)

Net property, plant and equipment	$179,482	$195,409

     General Nutrition, Incorporated, a subsidiary of the Company, is a 50% limited partner in a partnership that owns and manages the building that houses the Company’s corporate headquarters. The Company occupies the majority of the available lease space of the building. The general partner is responsible for the operation and management of the property and reports the results of the partnership to the Company. The Company has consolidated the limited partnership, net of elimination adjustments, in the accompanying financial statements. No minority interest has been reflected in the accompanying financial statements as the partnership has sustained cumulative net losses from inception through December 31, 2005.
NOTE 9. OTHER LONG-TERM ASSETS
     Other assets at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Long-term franchise notes receivables	$9,028	$20,726
Long-term deposit	2,702	5,077
Allowance for doubtful accounts	(1,616)	(4,410)

	$10,114	$21,393

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Annual maturities of the Company’s long term and current (see current portion in Note 6, “Other Current Assets”) franchise notes receivable at December 31, 2005 are as follows:

Years ending December 31,	Receivables
(in thousands)
2006	$3,727
2007	4,219
2008	3,069
2009	1,159
2010	248
Thereafter	333

Total	$12,755

NOTE 10. ACCOUNTS PAYABLE
          Accounts payable at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Trade payables	$99,532	$102,413
Cash overdrafts	5,063	4,144

Total	$104,595	$106,557

NOTE 11. ACCRUED PAYROLL AND RELATED LIABILITIES
          Accrued payroll and related liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Accrued payroll	$15,274	$15,201
Accrued taxes & benefits	5,538	5,152

Total	$20,812	$20,353

NOTE 12. OTHER CURRENT LIABILITIES
          Other current liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Deferred revenue	$28,555	$29,298
Accrued occupancy	4,127	4,443
Accrued worker compensation	9,725	7,854
Accrued taxes	7,691	6,977
Other current liabilities	14,695	12,590

Total	$64,793	$61,162

          Deferred revenue consists primarily of Gold Card and gift card deferrals.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. LONG-TERM DEBT / INTEREST
          Long-term debt at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Senior credit facility	$96,168	$282,150
8 5/8% Senior Notes	150,000	—
8 1/2% Senior Subordinated Notes	215,000	215,000
Mortgage	12,167	13,190
Capital leases	26	35
Less: current maturities	(2,117)	(3,901)

Total	$471,244	$506,474

          At December 31, 2005, the Company’s total debt principal maturities are as follows:

			8 1/2% Senior	Mortgage
Years Ending	Senior	8 5/8% Senior	Subordinated	Loan/Capital
December 31,	Credit Facility	Notes	Notes	Leases	Total
	(in thousands)
2006	$981	$—	$—	$1,136	$2,117
2007	981	—	—	1,195	2,176
2008	981	—	—	1,281	2,262
2009	93,225	—	—	1,373	94,598
2010	—	—	215,000	1,472	216,472
Thereafter	—	150,000	—	5,736	155,736

	$96,168	$150,000	$215,000	$12,193	$473,361

          Prior to 1999, GNCI moved its corporate offices into a new building and financed the move with its internal cashflow and a credit facility. Subsequent to the move, in May 1999, GNCI secured a mortgage through the 50%-owned partnership that owns and manages the building. The original principal amount was $17.9 million, which carries a fixed annual interest rate of 6.95%, with principal and interest payable monthly over a period of 15 years. In conjunction with the Acquisition, the Company assumed the outstanding balance of this mortgage as part of the purchase price. The outstanding balance as of December 31, 2005 was $12.2 million.
          The Company’s net interest expense for each respective period is as follows:

	Successor			Predecessor
			27 Days Ended	Period Ended
	Year ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
		(in thousands)
Senior credit facility
Term Loan	$6,646	$12,932	$1,111	$—
Revolver	613	553	—	—
8 5/8% Senior Notes	12,327	—	—	—
8 1/2% Senior Subordinated Notes	18,275	18,224	1,371	—
Deferred financing fees	2,825	2,772	224	—
Deferred fee writedown — early extinguishment	3,890	—	—	—
Mortgage	890	955	72	972
Interest on related party term loan	—	—	—	121,542
Interest income — other	(2,388)	(1,004)	(5)	(1,389)

Interest expense, net	$43,078	$34,432	$2,773	$121,125

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Accrued interest at each respective period consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)
Senior credit facility	$389	$340
8 5/8% Senior Notes	5,965	—
8 1/2% Senior Subordinated Notes	1,523	1,523

Total	$7,877	$1,863

          Senior Credit Facility. In connection with the Acquisition, the Company entered into a senior credit facility with a syndicate of lenders. Our Parent and our domestic subsidiaries have guaranteed our obligations under the senior credit facility. The senior credit facility at December 31, 2004 consisted of a $285.0 million term loan facility and a $75.0 million revolving credit facility. This facility was subsequently amended in December 2004. In January 2005, as a stipulation of the December 2004 amendment, we used the net proceeds of their Senior Notes offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under the prior $285.0 million term loan facility. At December 31, 2005, the amended credit facility consisted of a $96.2 million term loan facility and a $75.0 million revolving credit facility. See the “Senior Notes” section below.
          The senior credit facility is secured by first priority perfected security interests in primarily all of the Company’s assets and also the assets of the subsidiary guarantors, except that the capital stock of the first-tier foreign subsidiaries is secured only up to 65%. All borrowings under the senior credit facility bear interest at a rate per annum equal to either (a) the greater of the prime rate as quoted on the British Banking Association Telerate, and the federal funds effective rate plus one half percent per annum, plus in each case, additional margins of 2.0% per annum for both the term loan facility and the revolving credit facility, or (b) the Eurodollar rate plus additional margins of 3.0% per annum for both the term loan facility and the revolving credit facility. In addition to paying the above stated interest rates, we are also required to pay a commitment fee relating to the unused portion of the revolving credit facility at a rate of 0.5% per annum. The senior credit facility, as amended, matures on December 5, 2009 and permits us to prepay a portion or all of the outstanding balance without incurring penalties. The revolving credit facility matures on December 5, 2008. Interest on the term loan facility is payable quarterly in arrears and at December 31, 2005 and 2004, carried an average interest rate of 7.4% and 5.4%, respectively. The senior credit facility contains covenants including financial tests (including maximum total leverage, minimum fixed charge coverage ratio and maximum capital expenditures) and certain other limitations such as the Company’s and its subsidiaries ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. The senior credit facility also contains covenants requiring the Company to submit to each agent and lender certain audited financial reports within 90 days of each fiscal year end and certain unaudited statements within 45 days after the end of each quarter. The Company is also required to submit to the Administrative Agent monthly management sales and revenue reports.
          The Company issues letters of credit as a guarantee of payment to third-party vendors in accordance with specified terms and conditions. It also issues letters of credit for various insurance contracts. The revolving credit facility allows for $50.0 million of the $75.0 million revolving credit facility to be used as collateral for outstanding letters of credit. The Company pays interest based on the aggregate available amount of the credit facility at a per annum rate equal to the applicable margin in effect with respect to the Eurodollar loan rate. As of December 31, 2005, this rate was 0.5%. The Company also pays an additional interest rate of 1/4 of 1% per annum on all outstanding letters of credit issued. As of December 31, 2005 and 2004, $8.6 million and $8.0 million, respectively, of the revolving credit facility was utilized to secure letters of credit.
          Senior Notes. In January 2005, we issued $150.0 million of its Senior Notes. The Senior Notes mature on January 15, 2011, and bear interest at the rate of 8 5/8% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year, beginning with the first payment due on July 15, 2005. We used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under the prior $285.0 million term loan facility. Prior to January 15, 2008, under certain circumstances, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 108.625% of the principal amount, plus any accrued and unpaid interest. Under certain circumstances, the Company may also redeem all or part of the Senior Notes on or after January 15, 2008 according to the following redemption table, which includes the principal amount plus accrued and unpaid interest:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Period	Redemption Price
2008	104.313%
2009	102.156%
2010 and after	100.000%
          The Senior Notes are general unsecured obligations and are guaranteed on a senior basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility. The Senior Notes contain covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness beyond certain levels, dispose of assets, grant liens on assets, make investments, acquisitions or mergers, and declare or pay dividends. The Senior Notes also contain covenants requiring the Company to submit to the Trustee or holders of the notes certain financial reports that would be required to be filed with the SEC. Also, the Company is required to submit to the Trustee certain Compliance Certificates within 120 days of the fiscal year end.
          Senior Subordinated Notes. In conjunction with the Acquisition, we issued $215.0 million of its Senior Subordinated Notes. The Senior Subordinated Notes mature on December 1, 2010, and bear interest at the rate of 8 1/2% per annum, which is payable semi-annually in arrears on June 1 and December 1 of each year, beginning with the first payment due on June 1, 2004. Prior to December 1, 2006, under certain circumstances, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes at a redemption price of 108.50% of the principal amount, plus any accrued and unpaid interest. Under certain circumstances, the Company may also redeem all or part of the Senior Subordinated Notes on or after December 1, 2007 according to the following redemption table, which includes the principal amount plus accrued and unpaid interest:

Period	Redemption Price
2007	104.250%
2008	102.125%
2009 and after	100.000%
          The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of the Company’s domestic subsidiaries and rank secondary to the Company’s senior credit facility and Senior Notes. The Senior Subordinated Notes contain covenants including certain limitations and restrictions on the Company’s ability to incur additional indebtedness beyond certain levels, dispose of assets, grant liens on assets, make investments, acquisitions or mergers and declare or pay dividends. The Senior Subordinated Notes also contain covenants requiring the Company to submit to the Trustee or holders of the notes certain financial reports that would be required to be filed with the SEC. Also, the Company is required to submit to the Trustee certain Compliance Certificates within 120 days of the fiscal year end.
Predecessor Debt:
          In connection with GNCI’s acquisition by Numico in August 1999, GNCI’s immediate parent, Nutricia, formerly Numico U.S. L.P. (the “borrower”) entered into a Loan Agreement with an affiliated financing company of Numico, Nutricia International B.V. (the “lender”). The loan agreement provided that the lender make available to the borrower a term loan in a principal amount totaling $1.9 billion. The loan term was 10 years and was scheduled to mature on August 10, 2009. Interest accrued at a rate of 7.5% per annum, with interest payable semi-annually and principal payable annually in arrears. This loan was settled in full upon the Acquisition.
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
          The Loan Agreement contained both affirmative and negative covenants related to Nutricia as the borrower requiring, among other items, minimum net worth and maximum leverage ratio. Nutricia had not been in compliance with these covenants. Additionally, Nutricia had failed to make a portion of the principal payments as scheduled, thus creating an event of default under the terms of the agreement. The lender had provided waivers for all events of default, had not required any acceleration of payment obligations and had waived all covenant requirements for the remaining term of the loan agreement. Additionally, GNCI’s ultimate parent, Numico, had provided a letter of support indicating its intention to fund GNCI’s operating cash flow needs, if required. In January 2003, GNCI remitted the $75.0 million principal payment that was due December 31, 2002 on behalf of Nutricia. Pursuant to the terms of the Purchase

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Agreement, GNCI’s guarantee of the loan between Nutricia and the lender was terminated upon consummation of the Acquisition. Accordingly, this debt was not assumed as part of the Acquisition.
NOTE 14. FINANCIAL INSTRUMENTS
          At December 31, 2005 and 2004, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The carrying amount of senior credit facility and mortgage is considered to approximate fair value since they carry an interest rate that is currently available to the Company for issuance of debt with similar terms and remaining maturities. The Company determined the estimated fair values by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Cash and cash equivalents	$86,013	$86,013	$85,161	$85,161
Receivables	72,439	72,439	68,148	68,148
Long term franchise notes receivable current portion	3,622	3,622	4,453	4,453
Long term franchise notes receivable	7,413	7,413	16,316	16,316
Accounts payable	104,595	104,595	106,557	106,557
Long term debt	473,361	433,611	510,375	497,475
NOTE 15. LONG-TERM LEASE OBLIGATIONS
          The Company enters into operating leases covering its retail store locations. The Company is the primary lessor of the majority of all leased retail store locations and sublets the locations to individual franchisees. The leases generally provide for an initial term of between five and ten years, and may include renewal options for varying terms thereafter. The leases require minimum monthly rental payments and a pro rata share of landlord allocated common operating expenses. Most retail leases also require additional rentals based on a percentage of sales in excess of specified levels (“Percent Rent”). According to the individual lease specifications, real estate taxes, insurance and other related costs may be included in the rental payment or charged in addition to rent. Other lease expenses relate to and include distribution facilities, transportation equipment, data processing equipment and automobiles.
          As the Company is the primary lessee for the majority of the franchise store locations, it is ultimately liable for the lease payments to the landlord. The Company makes the payments to the landlord directly, and then bills the franchisee for reimbursement of this cost. If a franchisee defaults on its sub-lease and its sub-lease is terminated, the Company has in the past converted, and expects in the future to, convert any such franchise store into a corporate store and fulfill the remaining lease obligation.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The composition of the Company’s rental expense for all periods presented included the following components:

	Successor			Predecessor
			27 Days Ended	Period Ended
	Year Ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
		(in thousands)
Retail stores:
Rent on long-term operating leases, net of sublease income	$96,952	$94,998	$7,104	$89,672
Landlord related taxes	13,678	12,951	1,065	13,927
Common operating expenses	26,619	27,097	1,920	27,443
Percent rent	9,571	8,943	507	7,751

	146,820	143,989	10,596	138,793
Truck fleet	4,413	4,943	366	5,451
Other	10,131	10,107	595	10,602

	$161,364	$159,039	$11,557	$154,846

          Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2005 are as follows:

	Company	Franchise
	Retail	Retail		Sublease
	Stores	Stores	Other	Income	Total
			(in thousands)
2006	$91,358	$36,599	$6,790	$(36,599)	$98,148
2007	71,423	27,919	5,482	(27,919)	76,905
2008	53,327	19,463	3,846	(19,463)	57,173
2009	36,453	10,131	2,669	(10,131)	39,122
2010	23,127	4,083	2,570	(4,083)	25,697
Thereafter	37,318	3,331	5,358	(3,331)	42,676

	$313,006	$101,526	$26,715	$(101,526)	$339,721

NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
          The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company is currently of the opinion that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, and the indemnification provided by Numico under the Purchase Agreement, will not have a material adverse impact on its financial position, results of operations or liquidity. However, if the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on its financial condition and operating results. The Company currently maintains product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as additional insured under most of such parties’ insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.
          Ephedra (Ephedrine Alkaloids). As of December 31, 2005, the Company has been named as a defendant in 227 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.
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
          On March 20, 2004, a similar lawsuit was filed in Contra Costa County, California (Guzman v. General Nutrition Companies, Inc., Case No. 04-00283). Plaintiffs allege that the Company has distributed or published periodicals that contain advertisements claiming that the various pro-hormone products promote muscle growth. The complaints allege that the Company knew the advertisements and label claims promoting muscle growth were false, but nonetheless continued to sell the products to consumers. Plaintiffs seek injunctive relief, disgorgement of profits, attorney’s fees and the costs of suit. All of the products involved in the cases are third-party products. The Company has tendered these cases to the various manufacturers for defense and indemnification. Based upon the information available to us at the present time, the Company believes that these matters will not have a material adverse effect upon its liquidity, financial condition or results of operations.
          Class Action Settlement. Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denies any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed to a settlement of the lawsuits, which has been preliminarily approved by the court. Notice to the class will be published in mass advertising media publications. Each person who purchased the third-party product and who is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to the Company of a cash register receipt as proof of purchase. If a person purchased the product, but does not have a cash register receipt, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period after the settlement is final. The Company will issue a maximum of 5 million certificates with a combined face value of $50.0 million. In addition to the cash reimbursements and coupons, as part of the settlement GNC will be required to pay legal fees of approximately $1.0 million and will incur $0.7 million in 2006 for advertising and postage costs related to the notification letters, as a result $1.7 million was accrued as legal costs at December 31, 2005.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Franklin Publications. On October 26, 2005, General Nutrition Corporation, a wholly owned subsidiary of the Company was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. Franklin does not specify the amount of damages sought, only that they are in excess of $25,000. The Company disputes the claims and intends to vigorously defend the lawsuit. The Company believes that the lawsuit will not have a material adverse effect on its liquidity, financial condition or results of operations.
          Visa/MasterCard antitrust litigation. The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during 2005. Accordingly, we have recognized a $1.2 million gain in December 2005 for our expected portion of the proceeds and we expect to collect this in 2006.
Commitments
          The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled of approximately $16.1 million. The future purchase commitments consisted of $3.5 million of advertising and inventory commitments, and $12.6 million management services agreement and bank fees. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.
Contingencies
          Due to the nature of the Company’s business operations having a presence in multiple taxing jurisdictions, the Company periodically receives inquiries and/or audits from various state and local taxing authorities. Any probable and reasonably estimatable liabilities that may arise from these inquiries have been accrued and reflected in the accompanying financial statements. In conjunction with the Acquisition by Apollo Funds V, certain other contingencies will be indemnified by Numico. These indemnifications include certain legal costs associated with certain identified cases as well as any tax costs, including audit settlements, that would be for liabilities incurred prior to December 5, 2003.
          Pennsylvania Claim. The Commonwealth of Pennsylvania has conducted an unclaimed property audit of General Nutrition, Inc., a wholly owned subsidiary of the Company for the period January 1, 1992 to December 31, 1997 generally and January 1, 1992 to December 31, 1999 for payroll and wages. As a result of the audit, the Pennsylvania Treasury Department has made an assessment of an alleged unclaimed property liability of the subsidiary in the amount of $4.1 million. The subsidiary regularly records normal course liabilities for actual unclaimed properties and the does not agree with the assessment and intends to file a timely appeal and vigorously defend against the assessment.
NOTE 17. STOCKHOLDERS’ EQUITY
          At December 31, 2005 there were 100 of $.01 par value Common Stock shares outstanding. Our Parent owns all outstanding stock at December 31, 2005.
NOTE 18. STOCK-BASED COMPENSATION PLANS
Stock Options
          On December 5, 2003 the Board of Directors of the Company and our Parent (the “Board”) approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of our Parent’s Common Stock reserved and available for the Plan is 4.0 million shares. Stock options under the Plan generally are granted at not less than fair market value, vest over a four-year vesting schedule and expire after seven years from date of grant. As of December 31, 2005 the Company had 2.8 million outstanding stock options. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of December 31, 2005.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table outlines our Parent’s total stock options activity:

		Weighted
		Average Exercise
	Total Options	Price	Vested
Granted effective December 5, 2003	2,604,974	$6.00

Outstanding at December 31, 2003	2,604,974	6.00	325,000
Granted	362,020	6.00
Forfeited	(531,601)	6.00

Outstanding at December 31, 2004	2,435,393	6.00	914,298
Granted	1,275,506	6.00
Forfeited	(953,749)	6.00

Outstanding at December 31, 2005	2,757,150	$6.00	1,346,677

          As of December 31, 2005, the weighted average remaining contractual life of outstanding options was 5.6 years and the weighted average remaining contractual life of exercisable options was 5.2 years. The weighted average fair value of options granted during 2005, 2004 and the 27 days ended December 31, 2003 was $4.48, $1.23 and $2.40, respectively.
          Fair value information for the Plan was estimated using the Black-Scholes option-pricing model based on the following assumptions for the options granted:

			27 Days Ended
	December 31,		December 31,
	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Expected option life	5 years	5 years	5 years
Volatility factor percentage of market price	24.00%	40.00%	40.00%
Discount rate	4.35%	3.63%	3.27%
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table represents key financial information of the Company’s business segments:

	Successor			Predecessor
			27 Days ended	Period ended
	Year ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
		(in thousands)
Revenue:
Retail	$989,493	$1,001,836	$66,177	$993,283
Franchise	212,750	226,506	14,186	241,301
Manufacturing/Wholesale:			—
Intersegment (1)	163,847	150,254	9,907	151,137
Third Party	115,465	116,400	8,925	105,625

Sub total Manufacturing/Wholesale	279,312	266,654	18,832	256,762
Sub total segment revenues	1,481,555	1,494,996	99,195	1,491,346
Intersegment elimination (1)	(163,847)	(150,254)	(9,907)	(151,137)

Total revenue	1,317,708	1,344,742	89,288	1,340,209
Operating income (loss):
Retail	77,191	107,696	6,546	79,105
Franchise	51,976	62,432	2,427	63,660
Manufacturing/Wholesale	45,960	38,640	1,426	24,270
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(49,986)	(49,322)	(3,393)	(40,654)
Corporate costs	(55,016)	(57,289)	(3,651)	(62,478)
Impairment of goodwill and intangible assets	—	—	—	(709,367)
Legal settlement income	—	—	—	7,190
Other income	2,500	—	—	—

Sub total unallocated corporate and other (costs) income	(102,502)	(106,611)	(7,044)	(805,309)

Total operating income (loss)	72,625	102,157	3,355	(638,274)
Interest expense, net	43,078	34,432	2,773	121,125

Income (loss) before income taxes	29,547	67,725	582	(759,399)
Income tax expense (benefit)	10,881	25,078	228	(174,478)

Net income (loss)	$18,666	$42,647	$354	$(584,921)

(1)	Intersegment revenues are eliminated from consolidated revenue.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor			Predecessor
			27 Days ended	Period ended
	Year ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
	(in thousands)
Depreciation and amortization:
Retail	$24,313	$19,347	$1,444	$41,475
Franchise	1,889	1,922	163	3,199
Manufacturing / Wholesale	8,414	8,877	469	12,718
Corporate / Other	6,420	8,647	177	1,659

Total depreciation and amortization	$41,036	$38,793	$2,253	$59,051

Capital expenditures:
Retail	$11,657	$18,267	$455	$20,780
Franchise	—	—	—	—
Manufacturing / Wholesale	6,033	6,939	1,075	4,746
Corporate / Other	3,135	3,123	297	5,494

Total capital expenditures	$20,825	$28,329	$1,827	$31,020

Total assets
Retail	$441,364	$418,136	$424,645	$400,594
Franchise	290,092	314,836	362,748	316,497
Manufacturing / Wholesale	148,445	143,151	137,105	193,199
Corporate / Other	145,739	156,475	94,369	127,799

Total assets	$1,025,640	$1,032,598	$1,018,867	$1,038,089

Geographic areas
Total revenues:
United States	$1,255,468	$(61,701)	$84,605	$1,290,732
Foreign	62,240	61,701	4,683	49,477

Total revenues	$1,317,708	$—	$89,288	$1,340,209

Long-lived assets:
United States	$503,452	$529,756	$556,496	$498,862
Foreign	4,713	6,284	6,700	7,362

Total long-lived assets	$508,165	$536,040	$563,196	$506,224

          The following table represents sales by general product category (previously this table contained a fifth category that is now collapsed and redistributed into the remaining four categories and the prior years have been adjusted to be comparable with the current year’s presentation):

	Successor			Predecessor
			27 Days ended	Period ended
	Year ended December 31,		December 31,	December 4,
U.S. Retail Product Categories:	2005	2004	2003	2003
		(in thousands)
VMHS	$377,699	$362,592	$16,200	$348,309

Sports Nutrition Products	330,308	293,156	15,500	284,687

Diet and Weight Management Products	135,219	193,068	12,000	253,593

Other Wellness Products	90,800	98,619	18,277	61,694

Total U.S. Retail revenues	934,026	947,435	61,977	948,283
Canada retail revenues(1)	55,467	54,401	4,200	45,000

Total Retail revenue	$989,493	$1,001,836	$66,177	$993,283

(1)	Product sales for Canada are managed in local currency, therefore total results are reflected in this table.
          In addition to the Retail product categories discussed above, Franchise revenues are primarily generated from (1) product sales to franchisees, (2) royalties from franchise retail sales and (3) franchise fees, and Manufacturing/

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wholesale sales are generated from sales of manufactured products to third parties, primarily in the VMHS product category.
NOTE 20. FRANCHISE REVENUE
          The Company’s Franchise segment generates revenues through product sales to franchisees, royalties, franchise fees and interest income on the financing of the franchise locations. The Company enters into franchise agreements with initial terms of ten years. The Company charges franchisees three types of flat franchise fees associated with stores: initial, transfer and renewal. The initial franchise fee is payable prior to the franchise store opening as consideration for the initial franchise rights and services performed by the Company. Transfer fees are paid as consideration for the same rights and services as the initial fee and occur when a former franchisee transfers ownership of the franchise location to a new franchisee. This is typically a reduced fee compared to the initial franchise fee. The renewal franchise fee is charged to existing franchisees upon renewal of the franchise contract. This fee is similar to, but typically less than the initial fee.
          Once the franchised store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is renewed. The Company recognized initial franchise fees of $1.3 million, $1.6 million and $0.3 million for the years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003, respectively, and GNCI recognized $3.0 million for the period January 1, 2003 to December 4, 2003.
The following is a summary of our franchise revenue by type:

	Successor			Predecessor
			27 Days Ended	Period Ended
	Year ended December 31,		December 31,	December 4,
	2005	2004	2003	2003
	(in thousands)
Product sales	$173,427	$184,485	$11,705	$193,984
Royalties	31,380	32,452	1,870	31,038
Franchise fees	3,565	3,514	385	4,300
Other	4,378	6,055	226	11,979

Total franchise revenue	$212,750	$226,506	$14,186	$241,301

NOTE 21. SUPPLEMENTAL CASH FLOW INFORMATION
          The Company remitted cash payments for federal and state income taxes of $2.8 million and $5.1 million for the years ended December 31, 2005 and 2004, respectively. GNCI remitted cash payments for federal and state income taxes of $2.5 million for the period January 1, 2003 to December 4, 2003. These payments were made to Nutricia in accordance with the informal tax sharing agreement between GNCI and Nutricia. See Income Taxes in the “Basis of Presentation and Summary of Significant Accounting Policies” section. The Company remitted no tax payments for the 27 days ended December 31, 2003.
          The Company remitted cash payments for interest expense related to the senior credit facility, Senior Notes and Senior Subordinated Notes of $32.7 million for the year ended December 31, 2005. The Company remitted cash payments for interest expense related to the Senior Subordinated Notes and senior credit facility of $32.7 million and $0.7 million for the year ended December 31, 2004 and the 27 days ended December 31, 2003, respectively. GNCI remitted cash payments to Numico for interest expense of $122.5 million, primarily related to the push down debt from Numico, for the period January 1, 2003 to December 4, 2003.
NOTE 22. RETIREMENT PLANS
          The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1,000 hours of service are eligible to participate in the plan. The plan provides for employee contributions of 1% to 20% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions upon the employee meeting the eligibility requirements. The contribution match was temporarily suspended as of June 30, 2003, and was reinstated in January 2004. Effective April 1, 2005, the Company match consists of both a fixed and a

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
discretionary match. The fixed match is 50% on the first 3% of the salary that an employee defers and the discretionary match could be up to an additional 100% match on the 3% deferral. The discretionary match is based on the following goals: (1) if the Company achieves 104% of its EBITDA goal, each participating employee will receive an additional 50% match on their 3% deferral; (2) if the Company achieves 108% of its EBITDA goal, the match will be increased by another 25% on their 3% deferral; and (3) if the Company achieves 112% of its EBITDA, the match will be increased by another 25% on their 3% deferral. The 401(k) match arrangement allows an employee to receive up to a maximum of 150% in Company matching funds.
     An employee becomes vested in the Company match portion as follows:

Percent
Years of Service	Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%
     The Company made cash contributions of $1.4 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively. Since the match was suspended, the Company made no cash contributions to the plan for the 27 days ended December 31, 2003. GNCI made cash contributions $1.1 million for the period January 1, 2003 to December 4, 2003.
     The Company has a Non-qualified Executive Retirement Arrangement Plan that covers key employees. Under the provisions of this plan, certain eligible key employees are granted cash compensation, which in the aggregate was not significant for any year presented.
     The Company has a Non-qualified Deferred Compensation Plan that provides benefits payable to certain qualified key employees upon their retirement or their designated beneficiaries upon death. This plan allows participants the opportunity to defer pretax amounts ranging from 2% to 100% of their base compensation plus bonuses. The plan is funded entirely by elective contributions made by the participants. The Company has elected to finance any potential plan benefit obligations using corporate owned life insurance policies. As of December 31, 2005, plan assets exceed liabilities.
NOTE 23. RELATED PARTY TRANSACTIONS
Successor:
     During the normal course of operations, for the years ended December 31, 2005 and 2004 and the 27 days ended December 31, 2003, we entered into transactions with entities that were under common ownership and control of the Company and Apollo Management V. In accordance with SFAS No. 57, “Related Party Disclosures”, the nature of these material transactions is described in the following footnotes.
     Management Service Fees. As of December 5, 2003 the Company and our Parent entered into a management services agreement with Apollo Management V. The agreement provides that Apollo Management V furnish certain investment banking, management, consulting, financial planning, and financial advisory services on an ongoing basis and for any significant financial transactions that may be undertaken in the future. The length of the agreement is ten years. There is an annual general services fee of $1.5 million which is payable in monthly installments. There are also major transaction services fees for services that Apollo Management V may provide which would be based on normal and customary fees of like kind. The Purchase Agreement also contained a structuring and transaction services fee related to the Acquisition. This fee amounted to $7.5 million and was accrued for at December 31, 2003 and subsequently paid in January 2004. In addition, the Company reimburses expenses that are incurred and paid by Apollo Management V on behalf of the Company.
     Cost of Sales. On February 4, 2004, the Company, through its manufacturing subsidiary, entered into an agreement with Nalco, an Apollo Management V owned company, for water treatment programs at its South Carolina manufacturing facility. The agreement allows for water treatment to occur at the facility for a one year period, at a total cost of fifteen thousand dollars, to be billed in equal monthly installments that began January, 2005 and ended December 2005. We renewed this contract with Nalco though December 2006 for twenty-four thousand nine hundred dollars.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Predecessor:
     During the normal course of operations, for the period January 1, 2003 to December 4, 2003, GNCI entered into transactions with entities that were under common ownership and control of Numico. In accordance with SFAS No. 57, “Related Party Disclosures”, the nature of these material transactions is described below. During 2003, Rexall and Unicity ceased to be related parties as their operations were sold by Numico. Transactions recorded with these companies prior to their sale dates are included in related party transactions.
     Sales. GNCI recognized net sales of $18.7 million to Numico affiliated companies for the period January 1, 2003 to December 4, 2003. These amounts were included in the Manufacturing/Wholesale segment of the business.
     Cost of Sales. Included in cost of sales were purchases from Numico affiliated companies of $130.9 million for the period January 1, 2003 to December 4, 2003. A significant portion of these purchases related to raw material and packaging material purchases from Nutraco S.A., a purchasing subsidiary of Numico. Included in the above totals were additional purchases from another related party in the amounts of $28.8 million for the period January 1, 2003 to December 4, 2003.
     Transportation Revenue. GNCI operated a fleet of distribution vehicles that service delivery of product to company-owned and franchise locations. GNCI also delivered product for a related party. GNCI recognized $1.4 million associated with these transportation services for the period January 1, 2003 to December 4, 2003, as a reduction of its transportation costs.
     Research and Development. GNCI incurred $1.0 million of internally generated research and development costs for the period January 1, 2003 to December 4, 2003. In accordance with the previous Research Activities Agreement with Numico, also included in selling, general and administrative expenses for the period January 1, 2003 to December 4, 2003 were costs related to research and development charged by Numico. The agreement provided that Numico conduct research and development activities including but not limited to: ongoing program of scientific and medical research, support and advice on strategic research objectives, design and develop new products, organize and manage clinical trials, updates on the latest technological and scientific developments, and updates on regulatory issues. These charges totaled $4.2 million for the period January 1, 2003 to December 4, 2003.
     Insurance. In order to reduce costs and mitigate duplicate insurance coverage, GNCI’s ultimate parent, Numico, purchased certain global insurance policies covering several types of insurance for the period January 1, 2003 to December 4, 2003. GNCI received charges for their portion of these costs. These charges totaled $2.9 million for the period January 1, 2003 to December 4, 2003.
     Shared Service Personnel Costs. GNCI provided certain risk management, tax and internal audit services to other affiliates of Numico. The payroll and benefit costs associated with these services were reflected on GNCI’s financial statements and were not allocated to any affiliates. Total costs related to shared services absorbed by GNCI was $1.2 million for the period January 1, 2003 to December 4, 2003. GNCI also incurred costs related to management services provided for the benefit of all U.S. affiliates. These costs totaled $1.1 million for the period January 1, 2003 to December 4, 2003. GNCI received certain management services related to the affiliation between GNCI and its U.S. parent, Nutricia and its ultimate parent, Numico. These services were not significant to GNCI’s operations.
NOTE 24. SUPPLEMENTAL GUARANTOR INFORMATION
     As of December 31, 2005, the Company’s debt includes our senior credit facility, Senior Notes and Senior Subordinated Notes. The senior credit facility has been guaranteed by the our Parent and its domestic subsidiaries. The Senior Notes are general unsecured obligations of the Company and rank secondary to our senior credit facility and are senior in right of payment to all our existing and future subordinated obligations, including our Senior Subordinated Notes. The Senior Notes are unconditionally guaranteed on an unsecured basis by all of our existing and future material domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of our domestic subsidiaries and rank secondary to our senior credit facility and Senior Notes. Guarantor subsidiaries include certain of the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect subsidiaries. The subsidiary guarantors are wholly owned by the Company. The guarantees are full and unconditional and joint and several.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of, and for the years ended December 31, 2005 and 2004 and for the 27 days ended December 31, 2003. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated. Also following are condensed consolidated financial statements for GNCI as of December 4, 2003 and for the period January 1, 2003 to December 4, 2003. Intercompany balances and transactions have been eliminated.
     For the years ended December 31, 2005 and 2004 and the 27 days ended December 31, 2003, the parent/issuer company is the Company (Successor). As of December 4, 2003 and for the period ended January 1, 2003 to December 4, 2003, the Parent company is GNCI (Predecessor).
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$83,143	$2,870	$—	$86,013
Receivables, net	1,809	69,518	1,112	—	72,439
Intercompany receivables	—	33,079	—	(33,079)	—
Inventories, net	—	283,511	14,655	—	298,166
Other current assets	97	39,825	4,765	—	44,687

Total current assets	1,906	509,076	23,402	(33,079)	501,305

Goodwill, net	—	79,167	942	—	80,109
Brands, net	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	158,877	20,605	—	179,482
Investment in subsidiaries	809,105	7,081	—	(816,186)	—
Other assets	16,331	45,120	73	(8,780)	52,744

Total assets	$827,342	$1,008,321	$48,022	$(858,045)	$1,025,640

Current liabilities
Current liabilities	$5,801	$188,362	$8,462	$—	$202,625
Intercompany payables	20,474	—	12,605	(33,079)	—

Total current liabilities	26,275	188,362	21,067	(33,079)	202,625

Long-term debt	460,187	—	19,837	(8,780)	471,244
Other long-term liabilities	—	10,854	37	—	10,891

Total liabilities	486,462	199,216	40,941	(41,859)	684,760
Total stockholder’s equity (deficit)	340,880	809,105	7,081	(816,186)	340,880

Total liabilities and stockholder’s equity (deficit)	$827,342	$1,008,321	$48,022	$(858,045)	$1,025,640

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$82,722	$2,439	$—	$85,161
Receivables, net	1,865	66,821	1,327	—	70,013
Intercompany receivables	15,887	16,848	—	(32,735)	—
Inventories, net	—	258,085	14,169	—	272,254
Other current assets	257	45,731	3,920	—	49,908

Total current assets	18,009	470,207	21,855	(32,735)	477,336
Goodwill, net	—	77,643	942	—	78,585
Brands, net	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	172,813	22,596	—	195,409
Investment in subsidiaries	784,710	3,951	—	(788,661)	—
Other assets	18,336	59,339	373	(8,780)	69,268

Total assets	$821,055	$992,953	$48,766	$(830,176)	$1,032,598

Current liabilities
Current liabilities	$4,333	$182,490	$7,013	$—	$193,836
Intercompany payables	—	15,887	16,848	(32,735)	—

Total current liabilities	4,333	198,377	23,861	(32,735)	193,836
Long-term debt	494,300	—	20,954	(8,780)	506,474
Other long-term liabilities	—	9,866	—	—	9,866

Total liabilities	498,633	208,243	44,815	(41,515)	710,176
Total stockholder’s equity (deficit)	322,422	784,710	3,951	(788,661)	322,422

Total liabilities and stockholder’s equity	$821,055	$992,953	$48,766	$(830,176)	$1,032,598

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2005	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$1,255,357	$72,898	$(10,547)	$1,317,708

Cost of sales, including costs of warehousing, distribution and occupancy	—	855,900	53,387	(10,547)	898,740

Gross profit	—	399,457	19,511	—	418,968

Compensation and related benefits	—	216,437	12,189	—	228,626
Advertising and promotion	—	44,179	482	—	44,661
Other selling, general and administrative	1,923	72,657	1,531	—	76,111
Subsidiary (income) expense	(24,185)	(3,067)	—	27,252	—
Other income	—	(2,441)	(614)	—	(3,055)

Operating income (loss)	22,262	71,692	5,923	(27,252)	72,625

Interest expense, net	6,715	34,788	1,575	—	43,078

Income (loss) before income taxes	15,547	36,904	4,348	(27,252)	29,547

Income tax (benefit) expense	(3,119)	12,719	1,281	—	10,881

Net income (loss)	$18,666	$24,185	$3,067	$(27,252)	$18,666

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$1,281,774	$72,611	$(9,643)	$1,344,742

Cost of sales, including costs of warehousing, distribution and occupancy	—	852,190	52,688	(9,643)	895,235

Gross profit	—	429,584	19,923	—	449,507

Compensation and related benefits	—	217,959	11,998	—	229,957
Advertising and promotion	—	43,620	335	—	43,955
Other selling, general and administrative	1,745	66,104	5,879	—	73,728
Subsidiary (income) expense	(43,918)	(325)	—	44,243	—
Other income	—	(52)	(238)	—	(290)

Operating income (loss)	42,173	102,278	1,949	(44,243)	102,157

Interest expense, net	—	32,853	1,579	—	34,432

Income (loss) before income taxes	42,173	69,425	370	(44,243)	67,725

Income tax (benefit) expense	(474)	25,507	45	—	25,078

Net income (loss)	$42,647	$43,918	$325	$(44,243)	$42,647

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statement of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
27 Days ended December 31, 2003	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$95,987	$5,424	$(12,123)	$89,288

Cost of sales, including costs of warehousing, distribution and occupancy	—	71,702	4,001	(12,123)	63,580

Gross profit	—	24,285	1,423	—	25,708

Compensation and related benefits	—	15,804	915	—	16,719
Advertising and promotion	—	475	39	—	514
Other selling, general and administrative	—	4,912	186	—	5,098
Other (income) expense	—	(18)	40	—	22
Subsidiary (income) loss	(496)	(81)	—	577	—

Operating income (loss)	496	3,193	243	(577)	3,355

Interest expense, net	224	2,429	120	—	2,773

Income (loss) before income taxes	272	764	123	(577)	582

Income tax (benefit) expense	(82)	268	42	—	228

Net income (loss)	$354	$496	$81	$(577)	$354

Supplemental Condensed Consolidating Statement of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
January 1, 2003 - December 4, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$1,431,275	$60,071	$(151,137)	$1,340,209

Cost of sales, including costs of warehousing, distribution and occupancy	—	1,040,118	45,879	(151,137)	934,860

Gross profit	—	391,157	14,192	—	405,349

Compensation and related benefits	—	224,968	10,022	—	234,990
Advertising and promotion	—	38,274	139	—	38,413
Other selling, general and administrative	—	73,122	(2,184)	—	70,938
Other income	—	(5,810)	(4,275)	—	(10,085)
Impairment of goodwill and intangible assets	—	692,314	17,053	—	709,367
Subsidiary loss (income)	584,921	10,830	—	(595,751)	—

Operating (loss) income	(584,921)	(642,541)	(6,563)	595,751	(638,274)

Interest expense, net	—	119,502	1,623	—	121,125

(Loss) income before income taxes	(584,921)	(762,043)	(8,186)	595,751	(759,399)

Income tax (benefit) expense	—	(177,122)	2,644	—	(174,478)

Net (loss) income	$(584,921)	$(584,921)	$(10,830)	$595,751	$(584,921)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2005	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$4,710	$57,720	$1,756	$64,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(20,626)	(199)	(20,825)
Investment/distribution	36,882	(36,882)	—	—
Other investing	—	(710)	—	(710)

Net cash provided by (used in) investing activities	36,882	(58,218)	(199)	(21,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation return of capital from General Nutrition Centers, Inc.	(901)	—	—	(901)
Payments on long-term debt — third parties	(185,981)	—	(1,033)	(187,014)
Proceeds from senior notes issuance	150,000	—	—	150,000
Other financing	(4,710)	919	—	(3,791)

Net cash (used in) provided by financing activities	(41,592)	919	(1,033)	(41,706)

Effect of exchange rate on cash	—	—	(93)	(93)

Net increase in cash	—	421	431	852

Beginning balance, cash	—	82,722	2,439	85,161

Ending balance, cash	$—	$83,143	$2,870	$86,013

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2004	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(1,754)	$83,675	$1,547	$83,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(27,588)	(741)	(28,329)
Acquisition of General Nutrition Companies, Inc.	2,102	—	—	2,102
Investment/distribution	2,850	(2,850)	—	—
Other investing	—	(810)	—	(810)

Net cash provided by (used in) investing activities	4,952	(31,248)	(741)	(27,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	758	—	—	758
Payments on long-term debt — third parties	(2,850)	—	(978)	(3,828)
Other financing	(1,106)	(347)	—	(1,453)

Net cash used in financing activities	(3,198)	(347)	(978)	(4,523)

Effect of exchange rate on cash	—	—	77	77

Net increase (decrease) in cash	—	52,080	(95)	51,985

Beginning balance, cash	—	30,642	2,534	33,176

Ending balance, cash	$—	$82,722	$2,439	$85,161

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

			Combined	Combined
Successor			Guarantor	Non-Guarantor
27 days ended December 31, 2003	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$—	$(19,363)	$24,139	$(88)	$4,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of General Nutrition Companies, Inc.	—	(738,117)	—	—	(738,117)
Capital expenditures	—	—	(1,822)	(5)	(1,827)
Other investing	—	—	(57)	—	(57)

Net cash used in investing activities	—	(738,117)	(1,879)	(5)	(740,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation
investment in General Nutrition Centers, Inc.	(277,500)	277,500	—	—	—
Issuance of common stock	177,500	—	—	—	177,500
Issuance proceeds of preferred stock	100,000	—	—	—	100,000
Borrowings from senior credit facility	—	285,000	—	—	285,000
Proceeds from senior subordinated notes issuance	—	215,000	—	—	215,000
Other financing	—	(20,020)	1,735	—	(18,285)

Net cash provided by financing activities	—	757,480	1,735	—	759,215

Effect of exchange rate on cash	—	—	—	(152)	(152)

Net increase (decrease) in cash	—	—	23,995	(245)	23,750

Beginning balance, cash	—	—	6,647	2,779	9,426

Ending balance, cash	$—	$—	$30,642	$2,534	$33,176

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Period January 1, 2003 to December 4, 2003	Parent	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$99,755	$(6,887)	$92,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(30,069)	(951)	(31,020)
Store acquisition costs	—	(3,193)	—	(3,193)
Investment distribution	91,794	(91,794)	—	—
Other investing	—	2,706	54	2,760

Net cash from investing activities	91,794	(122,350)	(897)	(31,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt — related party	(91,794)	—	—	(91,794)
Other financing	—	1,915	(887)	1,028

Net cash from financing activities	(91,794)	1,915	(887)	(90,766)

Effect of exchange rate on cash	—	—	12	12

Net decrease in cash and cash equivalents	—	(20,680)	(8,659)	(29,339)

Cash and cash equivalents at beginning of period	—	27,327	11,438	38,765

Cash and cash equivalents at end of period	$—	$6,647	$2,779	$9,426

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective at the reasonable assurance level.
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation of financial statements            for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We have made no changes during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          The following table sets forth certain information regarding directors and executive officers of GNC and certain key executive officers of GNC’s subsidiaries as of March 1, 2006.

Name	Age	Position
Robert J. DiNicola	58	Executive Chairman of the Board of Directors (1)

Joseph Fortunato	53	President and Chief Executive Officer

Robert Homler	60	Executive Vice President and Chief Operating Officer

Curtis J. Larrimer	50	Executive Vice President and Chief Financial Officer

Tom Dowd	42	Senior Vice President and General Manager of Retail Operations – General Nutrition Corporation

Lee Karayusuf	55	Senior Vice President of Distribution and Transportation – General Nutrition Distribution, LP

Michael Locke	60	Senior Vice President of Manufacturing – Nutra Manufacturing, Inc.

Darryl Green	45	Senior Vice President, Domestic Franchising

Reginald N. Steele	60	Senior Vice President of International Franchising – General Nutrition International, Inc.

Susan Trimbo	50	Senior Vice President of Scientific Affairs – General Nutrition Corporation

Laurence M. Berg	39	Director

Peter P. Copses	47	Director (3)

George G. Golleher	57	Director (3)

Joseph W. Harch	52	Director (2)

Andrew S. Jhawar	34	Director (3)

Edgardo A. Mercadante	50	Director (2)

(1)	Each director is a member of the board of directors of both GNC Corporation and General Nutrition Centers, Inc.

(2)	Member of audit committee of both GNC Corporation and General Nutrition Centers, Inc.

(3)	Member of compensation committee of both GNC Corporation and General Nutrition Centers, Inc.
          Robert J. DiNicola has been a member of our Board of Directors since December 2003 and became Executive Chairman of our Board of Directors in October 2004. He served as our interim Chief Executive Officer from December 2004 to May 2005. Mr. DiNicola currently also serves as the Chairman of the Board and Chief Executive Officer of Linens ‘n Things, Inc., a large format specialty retailer of home textiles, housewares and home accessories. He is a 34-year veteran of the retail industry and is the former Chairman of the Board of Directors of Zale Corporation, a specialty retailer of fine jewelry. Mr. DiNicola joined Zale Corporation as its Chairman and Chief Executive Officer in April 1994. In July 1999, Mr. DiNicola relinquished his position as Chief Executive Officer of Zale Corporation and as an officer of the company the following year, but remained a member of the board. At the request of the Board, he rejoined Zale Corporation in February 2001 as Chairman and Chief Executive Officer. Mr. DiNicola subsequently relinquished his position as Chief Executive Officer of Zale Corporation in August 2002 but retained his position as Chairman of the Board until March 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of Bon Marche, a division of Federated Department Stores, located in Seattle, Washington. Mr. DiNicola also serves as the Senior Retail Analyst for Apollo Management V and affiliates. Beginning his retail career in 1972, Mr. DiNicola is also a veteran of Macy’s, May Company and Federated Department Stores. He has held numerous executive positions in buying, merchandising and store operations across the country during his retail career.

          Joseph Fortunato became President and Chief Executive Officer of GNC in November 2005. He served as Executive Vice President and Chief Operating Officer of GNC beginning in December 2003 and was promoted to Senior Executive Vice President in June 2005. Since November 2005, Mr. Fortunato has also served as President and Chief Executive Officer of General Nutrition Companies, Inc., having previously served as Executive Vice President and Chief Operating Officer since November 2001. From October 2000 until November 2001, he served as its Executive Vice President of Retail Operations and Store Development. Mr. Fortunato began his employment with General Nutrition Companies, Inc. in October 1990 and has held various positions, including Senior Vice President of Store Development and Operations from 1998 until 2000, Vice President of Financial Operations from 1997 until 1998 and Director of Financial Operations from 1990 until 1997. From 1984 to 1988, Mr. Fortunato was President of Fortunato & Associates Financial Consulting Group. From 1975 to 1984, Mr. Fortunato was the Controller of Motor Coils Manufacturing Company, a manufacturer of traction motors for locomotives and oil drilling rigs.
          Robert Homler became Chief Operating Officer of GNC in December 2005 and has been Executive Vice President since February 2005, having served as Chief Merchandising Officer of GNC from February to December 2005. From March 2001 until January 2005, Mr. Homler owned a Coffee Beanery (a gourmet coffee retailer) franchise operation in East Brunswick, New Jersey. From July 1998 to January 2000, Mr. Homler was President of Merchandising and Marketing of Levitz Furniture Corporation. Prior to joining Levitz Furniture Corporation, Mr. Homler was, from January 1994 to June 1998, Executive Vice President of Home Store Operations at Macy’s East Division of Federated Department Stores. From 1984 through 1994, Mr. Homler was a General Merchandise Manager of Home Store Operations at various Federated Department Store divisions: A & S/Jordan Marsh from 1992 until 1994; Rich’s Department Stores from 1991 until 1992; and Bon Marche from 1988 until 1992. From 1984 until 1988, Mr. Homler was Senior Vice President – Director of Merchandising for R.H. Macy Corporation where he began his retail career in 1968 as a buyer and merchandiser.
          Curtis J. Larrimer became Executive Vice President in March 2005 and continues to serve as Chief Financial Officer after having served as Senior Vice President of Finance and Chief Financial Officer of GNC since December 2004, and after having served as Corporate Controller since February 2004. From August 2001 to December 2004, Mr. Larrimer also served as Senior Vice President of Finance and Corporate Controller of General Nutrition Companies, Inc. From January 1995 until August 2001, Mr. Larrimer served as Vice President and Controller of General Nutrition Companies, Inc. He began his employment with General Nutrition, Incorporated in the Budgets and Taxes department in 1980 and has held various positions, including Controller of the Retail and Manufacturing/Wholesale divisions and Assistant Corporate Controller, Vice President and Controller.
          Tom Dowd became Senior Vice President and General Manager of Retail Operations of General Nutrition Corporation in December 2005, having served as Senior Vice President of Stores since March 2003. From March 2001 until March 2003, Mr. Dowd was President of Contract Supplement Manufacturing Co., an unaffiliated product consulting company. From May 2000 until March 2001, Mr. Dowd was Senior Vice President of Retail Sales and was Division Three Vice President of General Nutrition Corporation from December 1998 to May 2000. From March 2001 until March 2003, he was also President of Healthlabs, LLC.
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
          Darryl Green became Senior Vice President, Domestic Franchising of GNC in August 2005. From November 2003 through July 2005, Mr. Green served as Division Vice President for the Southeast. From July 2001 until November 2003, he consulted in the supplement and nutrition industry and was a member of the board of directors of Health Nutrition Systems Inc. in West Palm Beach, Florida. From June 1999 until June 2001, Mr. Green was our Vice President of Retail Sales.

          Reginald N. Steele became Senior Vice President of International Franchising of General Nutrition International, Inc. in April 2001, having started as a Vice President in March 1994. From 1992 through March 1994, Mr. Steele was Executive Vice President and Chief Operating Officer of the Coffee Beanery, Ltd., a 300-unit gourmet coffee store retailer. From 1989 to 1992, Mr. Steele was employed as Senior Vice President of Franchising for Shoney’s Restaurants Inc., a casual dining restaurant company. From 1985 to 1989, Mr. Steele was the Director, Vice President and Executive Vice President of Franchise Operations for Arby’s, Inc., a 2,600-unit fast food chain.
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
          Laurence M. Berg has been a member of GNC’s board of directors since October 2005. Since 1992, Mr. Berg has been a senior partner of Apollo Advisors, L.P. (and together with its affiliated entities, including Apollo Management V, ‘‘Apollo”), a private investment management firm founded in 1990, which manages the Apollo investment funds. Mr. Berg is also a director of Educate Inc., Goodman Global Holdings and Rent-A-Center, Inc.
          Peter P. Copses has been a member of GNC’s board of directors since November 2003 and served as Chairman of GNC’s board of directors until October 2004. Mr. Copses is a founding senior partner of Apollo. Mr. Copses is also a director of Rent-A-Center, Inc.
          George G. Golleher has been a member of GNC’s board of directors since December 2003. Mr. Golleher has been a business consultant and private equity investor since June 1999. Mr. Golleher is a director of Simon Worldwide, Inc. , a former promotional marketing company, and has also been its Chief Executive Officer since March 2003. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. Mr. Golleher is also a director of Rite Aid Corporation.
          Joseph W. Harch has been a member of GNC’s board of directors since February 2004. Mr. Harch was a practicing Certified Public Accountant from 1974 until 1979 and has been in the securities business since 1979. Mr. Harch founded Harch Capital Management, Inc. (“HCM”) in 1991. At HCM, Mr. Harch has worked as a research analyst, investment strategist and portfolio manager for HCM’s high yield fixed income and equity accounts and is currently chairman of HCM’s board of directors. Between 1979 and 1991, Mr. Harch was a senior investment banker with the firms of Bateman Eichler, Hill Richards, Prudential Bache Securities, Drexel Burnham Lambert Incorporated and Donaldson, Lufkin & Jenrette, Inc. From October 1988 through February 1990, Mr. Harch was the National High Yield Sales Manager at Drexel Burnham Lambert Incorporated, where he managed its high yield sales force and syndicate and was responsible for new account development and origination. Mr. Harch is also a Director of Nobel Learning Communities, Inc.
          Andrew S. Jhawar has been a member of GNC’s board of directors since November 2003. Mr. Jhawar is a partner of Apollo, where he has been employed since February 2000. Prior to joining Apollo, Mr. Jhawar was an investment banker at Donaldson, Lufkin & Jenrette Securities Corporation from July 1999 until January 2000 and at Jefferies & Company, Inc. from August 1993 until December 1997.
          Edgardo A. Mercadante has been a member of GNC’s board of directors since December 2003. Since January 1997, Mr. Mercadante has served as Chairman and Chief Executive Officer of Familymeds Group, Inc., a company that operates specialty clinic-based pharmacies and vitamin centers. In November 2004 Familymeds Group, Inc. merged with DrugMax, Inc., a public specialty drug distributor. Mr. Mercadante serves as Chairman and CEO of DrugMax. From 1991 to 1996, Mr. Mercadante was President and Chief Executive Officer of APP, Inc., a pharmacy benefit management company, which he co-founded in 1991. Additionally, from 1987 to 1996, Mr. Mercadante was President and Chief Executive Officer of Arrow Corp., a franchise pharmacy retailer. From 1987 to 1991, Mr. Mercadante was Chief Operating Officer of Appell Management Corp., a company that established licensed pharmacy outlets in supermarkets. From 1980 to 1986, Mr. Mercadante was a Division Manager at Rite Aid Corporation. Mr. Mercadante is also a Director of ProHealth Physicians, and DrugMax, Inc. d/b/a Familymeds Group, Inc.
Code of Ethics
          The Company has adopted a Code of Ethics applicable to the Company’s Chief Executive Officer and Senior Financial Officers. In addition, the Company has adopted a Code of Ethical Business Conduct for all employees.

Board Composition
          As of December 31, 2005, GNC’s board of directors was composed of eight directors. Each director serves for annual terms and until his or her successor is elected and qualified. Apollo Funds V indirectly controls a majority of Parent’s Common Stock. Pursuant to our stockholders’ agreement, so long as Apollo Funds V own at least 2,100,000 shares of Parent’s Common Stock and subject to the rights of the holders of shares of any series of preferred stock, Apollo Management V, as manager of Apollo Investment V, has the right to nominate all of the members of our board of directors. Each stockholder party to the stockholders’ agreement has agreed to vote all of the shares of Parent’s Common Stock owned or held of record by it in favor of the Apollo Investment V nominees.
Board Committees
          The board of directors has the authority to appoint committees to perform certain management and administration functions. The board of directors of GNC currently has an audit committee and a compensation committee.
     Audit Committee
          The audit committee selects, on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, approves the compensation of the independent public accounting firm, reviews and discusses the audited financial statements with the independent auditors and management and will recommend to our board of directors whether the audited financials should be included in our Annual Reports on Form 10-K to be filed with the SEC. The audit committee also oversees the Company’s internal audit function. Messrs. Mercadante and Harch are members of GNC’s audit committee, and Mr. Mercadante is the chairman. There is a vacant position on the audit committee. The Company has one audit committee financial expert serving on its audit committee. The board of directors has determined that the financial expert is Mr. Harch.
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

ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
     The following table sets forth certain information concerning compensation paid by GNC to its chief executive officer, former chief executive officer and its four most highly compensated executive officers (collectively, the “named executive officers”) for services rendered in all capacities to GNC during the 2005 fiscal year:

					Long Term
		Annual Compensation			Compensation
					Securities
				Other annual	Underlying	All Other
			Bonus	compensation	Options/SARs	Compensation
Name and Principal Position	Year	Salary ($)	($) (1)	(2)	(#) (3)	(4)

Robert J. DiNicola	2005	$542,321	—	—	150,000	$49,500
Executive Chairman of the Board	2004	$26,750	—	—	350,000	$58,500
(5)

Joseph Fortunato	2005	$399,519	—	$48,515	104,667	$552
President and	2004	$350,000	—	$58,293	—	$845,287
Chief Executive Officer (5)

Robert Homler	2005	$248,077	—	$128,356	250,000	$853
Executive Vice President and
Chief Operating Officer

Curtis J. Larrimer	2005	$294,711	—	$30,872	46,840	$545
Executive Vice President and	2004	$191,661	—	$47,511	—	$390,969
Chief Financial Officer

Michael Locke	2005	$235,355	—	$27,616	700	$1,563
Senior Vice President of	2004	$229,580	$14,062	$53,491	—	$451,012
Manufacturing – Nutra
Manufacturing, Inc.

Susan Trimbo	2005	$228,708	—	$36,190	1,840	$487
Senior Vice President of	2004	$223,411	—	$42,622	—	$431,903
Scientific Affairs – General
Nutrition Corporation

Bruce E. Barkus	2005	$232,692	$100,000	$60,404	400,000	$96,025
Former President and
Chief Executive Officer (5)

(1)	Mr. Locke’s 2004 bonus was with respect to performance in 2003. Mr. Barkus received a bonus in 2005 in connection with entering into his Employment Agreement with the Company.

(2)	Includes cash amounts received by the named executive officers for supplemental medical, supplemental retirement, parking, professional assistance, car allowance and financial services assistance. In accordance with applicable SEC rules, any cash amount exceeding 25% of the total other annual compensation and any additional items not listed above are noted in this footnote. Mr. Fortunato received $11,308 and $14,917 for professional assistance in 2005 and 2004, respectively. Mr. Homler received $94,721 as a reimbursement for relocation expenses in 2005, which included $30,807 as reimbursement for taxes on the reimbursed relocation expenses. Mr. Larrimer received $9,154 for professional assistance in 2005 and $8,538 as a car allowance in 2005. Mr. Locke received $10,000 and $14,512 for supplemental retirement in 2005 and 2004, respectively, $8,115 as a car allowance in 2005, and $15,315 as a reimbursement for relocation expenses in 2004. Ms. Trimbo received $10,000 and $12,766 for supplemental retirement in 2005 and 2004, respectively. Mr. Barkus received $10,994 in 2005 as reimbursement of legal expenses in connection with his Employment Agreement with the Company and $33,683 as a reimbursement for relocation expenses in 2005, which included $9,973 as reimbursement for taxes on the reimbursed relocation expenses.

(3)	No restricted stock or long-term incentive plan awards were paid or granted to the named executive officers in 2005 or 2004.

(4)	Includes payments received by the named executive officers in 2004 in connection with the sale of GNCI in 2003 for (a) change in control bonuses in the following amounts: Mr. Fortunato, $660,000; Mr. Larrimer, $185,802; Mr. Locke, $225,000; and Ms. Trimbo, $416,000; (b) retention bonuses in the following amounts: Mr. Fortunato, $165,000; Mr. Larrimer, $185,801; and Mr. Locke, $225,000; and (c) cash bonuses paid by Numico on the Numico Management Stock Purchase Plan in the following amounts: Mr. Fortunato, $19,746; Mr. Larrimer, $19,013; and Ms. Trimbo, $15,601. Also Includes (i) imputed value for life insurance premiums in the following amounts: Mr. Fortunato, $552 in 2005 and $541 in 2005; Mr. Homler, $853 in 2005; Mr. Larrimer, $545 in 2005 and $353 in 2004; Mr. Locke, $1,563 in 2005 and $1,012 in 2004; Ms. Trimbo, $487 in 2005 and $302 in 2004; and Mr. Barkus, $64 in 2005; (ii) annual retainer and board meeting attendance fees for Mr. DiNicola in his role as a director, $49,500 in 2005 and $58,500 in 2004; and (iii) severance paid to Mr. Barkus in the amount of $63,462 in salary continuation payments and $32,500 in reimbursement of a home sales commission.

(5)	Mr. DiNicola served as Interim Chief Executive Officer until May 27, 2005. Mr. Barkus became President and Chief Executive Officer on May 27, 2005 and served until November 10, 2005. Mr. Fortunato became President and Chief Executive Officer on November 10, 2005. Mr. Fortunato previously served as Executive Vice President and Chief Operating Officer since December 2003.
Option Grants During 2005 Fiscal Year
The following table sets forth the options granted during 2005 to the named executive officers under our 2003 Omnibus Stock Incentive Plan. We did not grant any stock appreciation rights during 2005. Except as noted, all options granted were non-qualified options.

					Potential Realizable Value at
					Assumed Annual Rates of
					Stock Price Appreciation for
Individual Grants					Option Term (2)
		Percent of
	Number of	Total
	Securities	Options Granted to
	Underlying	Employees	Exercise or
	Options	in Fiscal	Base Price	Expiration
Name	Granted	Year (1)	($/Share)	Date	5% ($)	10% ($)
Robert J. DiNicola (3)	150,000	12%	$6.00	12/15/2012	$366,390	$853,845

Joseph Fortunato (4)	50,000	8%		6/22/2012	$122,130	$284,615
	54,667		$6.00	11/21/2012	$133,530	$311,181

Robert Homler	100,000	19%		3/16/2012	$244,260	$569,230
	150,000		$6.00	12/15/2012	$366,390	$853,845

Curtis J. Larrimer	46,840	4%	$6.00	3/16/2012	$114,412	$266,627

Michael Locke	700	*	$6.00	12/15/2012	$1,710	$3,985

Susan Trimbo	1,840	*	$6.00	12/15/2012	$4,494	$10,474

Bruce E. Barkus (5)	400,000	31%	$6.00	6/1/2012	$977,041	$2,276,921

*	Less than 1%.

(1)	Based on 1,285,506 options granted to employees and non-employee directors in 2005 under our 2003 Omnibus Stock Incentive Plan.

(2)	In accordance with SEC rules, these columns show gain that could accrue for the listed options, assuming that the market price per share of Parent’s Common Stock appreciates from the date of grant over a period of seven years at an assumed annual rate of 5% and 10%, respectively. Our actual stock price appreciation over the seven-year option term will likely differ from these assumed rates. If the stock price does not increase above the exercise price at the time of exercise, the realized value from these options will be zero.

(3)	Of the listed options, 16,667 were granted as incentive stock options.

(4)	Of the listed options, 54,667 were granted as incentive stock options.

(5)	The listed options were granted as incentive stock options. The listed options terminated on November 10, 2005, upon Mr. Barkus’s termination of employment with GNC.
Option/SAR Exercises During 2005 Fiscal Year and Fiscal Year End Option/SAR Values
The following table provides information related to options exercised by the named executive officers and the number and value of options held at fiscal year end.
Aggregated Numico SAR Exercises in Last Fiscal Year
and Fiscal Year-End Numico SAR Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/SARs at	Options/SARs
			Fiscal Year-End	at Fiscal Year-
	Shares		(#)	End ($)
Acquired
	on		Exercisable/	Exercisable/
	Exercise	Value	Unexercisable	Unexercisable
Name	(#)	Realized ($)	(1)	(2)
Robert J. DiNicola	—	—	—	—

Joseph Fortunato	15,000	$117,545	15,000/—	$71,052/—

Robert Homler	—	—	—	—

Curtis J. Larrimer	10,000	$63,461	10,000/—	$47,368/—

Michael Locke	20,000	$193,720	15,000/—	$71,052/—

Susan Trimbo	10,000	$75,096	7,500/—	$35,526/—

Bruce E. Barkus	—	—	—	—

(1)	Represents stock appreciation rights granted by our predecessor, Royal Numico, NV; all of which are fully vested and exercisable.

(2)	Based on the value provided by Numico and converted to U.S. dollars from Euros based on the Federal Reserve Bank of New York noon buying rate on December 30, 2005, €1.00 = $ 1.1842.

Aggregated GNC Option Exercises in Last Fiscal Year
and Fiscal Year-End GNC Option Values

Number of
Securities
			Underlying	Value of
			Unexercised	Unexercised In-the-
			Options/SARs	Money
			at Fiscal Year-	Options/SARs at
	Shares		(#)	Fiscal Year-End ($)
Acquired
	on		Exercisable/
	Exercise	Value	Unexercisable	Exercisable/
Name	(#)	Realized ($)	(1)	Unexercisable (2)
Robert J. DiNicola	—	—	425,000/75,000	$1,602,250/$282,750

Joseph Fortunato	—	—	147,666/252,334	$556,701/$951,299

Robert Homler	—	—	—/250,000	—/$942,500

Curtis J. Larrimer	—	—	26,580/73,420	$100,207/$276,293

Michael Locke	—	—	22,150/22,850	$83,506/$86,145

Susan Trimbo	—	—	26,580/28,420	$100,207/$107,143

Bruce E. Barkus	—	—	—	—

(1)	Represents options granted pursuant to our 2003 Omnibus Stock Incentive Plan.

(2)	Based upon the fair market value of Parent’s Common Stock as of December 31, 2005, as determined by the Company in February 2006, $9.77, less the aggregate exercise price per share.
Employment Agreements
          We entered into an Employment Agreement with Mr. DiNicola in connection with his appointment as Interim Chief Executive Officer in December 2004, which had a term that expired on December 31, 2005, and provided for an annual base salary of $535,000. In December 2005, we entered into a new Employment Agreement, effective as of January 1, 2006. The new Employment Agreement provides for an employment term up to December 31, 2008, subject to automatic annual one-year renewals commencing on December 31, 2007 and each December 31 thereafter, unless the Company or Mr. DiNicola provides advance notice of termination. The new Employment Agreement provides for an annual base salary of $750,000. In connection with the new Employment Agreement, in January 2006, Mr. DiNicola also received a grant of 25,000 shares of Parent’s Common Stock.
          We entered into an Employment Agreement with Mr. Fortunato in connection with the Acquisition, which provided for a term through December 31, 2006, and an annual base salary of $350,000. The Employment Agreement was amended in June 2005 in connection with his promotion to Senior Executive Vice President and provided for, among other things, an additional year on the term and an increase in the base salary to $425,000. In November 2005, we entered into a new Employment Agreement with Mr. Fortunato in connection with his appointment as President and Chief Executive Officer. The new Employment Agreement provides for an employment term up to December 31, 2007, subject to automatic annual one-year renewals commencing on December 31, 2006 and each December 31 thereafter, unless the Company or Mr. Fortunato provides advance notice of termination. The new Employment Agreement provides for an annual base salary of $550,000.
          The Company entered into an Employment Agreement with Mr. Homler in February 2005 in connection with his employment as Executive Vice President and Chief Merchandising Officer. The original Employment Agreement provided for a term up to December 31, 2006, and an annual base salary of $300,000. In January 2006, effective upon his appointment as Chief Operating Officer in December 2005, we entered into a new Employment Agreement with Mr. Homler. The new Employment Agreement provides for an employment term up to December 31, 2007, subject to automatic annual one-year renewals commencing on December 31, 2006 and each December 31 thereafter, unless the

Company or Mr. Homler provides advance notice of termination. The new Employment Agreement provides for an annual base salary of $350,000.
          We originally entered into an Employment Agreement with Mr. Larrimer in connection with the Acquisition and his position as Senior Vice President of Finance and Corporate Controller. This original agreement provided for a term to December 31, 2004, and an annual base salary of $185,900.96. The original agreement was superseded by a new Employment Agreement in December 2004 with an extended term through December 31, 2006, and an increase in base salary to $275,000. In connection with his appointment as Executive Vice President and Chief Financial Officer, in March 2005, the Company entered into an amended and restated Employment Agreement with Mr. Larrimer. The term of Mr. Larrimer’s current Employment Agreement expires on December 31, 2006, subject to automatic annual one-year renewals commencing on December 15, 2005 and each December 15 thereafter, unless the Company or Mr. Larrimer provides advance notice of termination. As of the date of this Report, the term has automatically been extended until December 31, 2007. Under the current Employment Agreement, Mr. Larrimer receives a base salary of $300,000 per year.
          We entered into an Employment Agreement with Mr. Locke in December 2004, which provides for an employment term up to December 31, 2006, subject to automatic annual one-year renewals commencing on December 15, 2005 and each December 15 thereafter, unless the Company or Mr. Locke provides advance notice of termination. As of the date of this Report, the term has automatically been extended until December 31, 2007. The Employment Agreement provides for an annual base salary of $235,355, which was increased to $243,004 in December 2005.
          We entered into an Employment Agreement with Ms. Trimbo in connection with the Acquisition, and her position as Senior Vice President of Scientifics Affairs. This agreement provides for an employment term up to December 31, 2005, subject to automatic annual one-year renewals commencing on October 31, 2004 and each October 31 thereafter, unless the Company or Ms. Trimbo provides advance notice of termination. As of the date of this Report, the term has automatically been extended until December 31, 2007. The Employment Agreement provides for an annual base salary of $208,000, which was increased to $236,141 in December 2005.
          The annual base salary of each executive is subject to annual review by our board of directors or the compensation committee. The executives are entitled to certain annual performance bonuses pursuant to the terms of their employment agreements. Mr. DiNicola has a target bonus of 50% to 120% of his annual base salary, which is based upon GNC’s attainment of annual sales, EBITDA and cash flow generation goals set by our board of directors or compensation committee. Mr. Fortunato’s target bonus is 50% to 120% of his annual base salary based upon the Company’s attainment of annual goals established by our board of directors or compensation committee. Generally, the bonuses are payable only if the executive is employed by the Company on the last day of the bonus period. In addition, Mr. DiNicola will be entitled to a one-time cash bonus of $1 million upon the consummation of an initial underwritten public offering by GNC or a change of control, in each case where our Principal Stockholder has received at least a 25% internal rate of return on its investment in our Common Stock. The annual bonuses for Messrs. Homler, Larrimer, Locke and Steele are in amounts to be determined by our board of directors or compensation committee in its discretion.

          Pursuant to the terms of the employment agreements and our 2003 Omnibus Stock Option Plan, the executives have been granted the following stock options:

	Number of		Exercise
	Option Shares	Grant Date	Price	Notes
DiNicola	50,000	12/5/2003	$6.00	(1)
	300,000	12/1/2004	$6.00	(2)
	150,000	12/15/2005	$6.00	(2)

Fortunato	295,333	12/5/2003	$6.00	(3)
	50,000	6/22/2005	$6.00	(3)
	54,667	11/21/2005	$6.00	(3)

Homler	100,000	3/16/2005	$6.00	(3)
	150,000	12/15/2005	$6.00	(3)

Larrimer	53,160	12/5/2003	$6.00	(3)
	46,840	3/16/2005	$6.00	(3)

Locke	44,300	12/5/2003	$6.00	(3)
	700	12/15/2005	$6.00	(3)

Trimbo	53,160	12/5/2003	$6.00	(3)
	1,840	12/15/2005	$6.00	(3)

(1)	Granted to Mr. DiNicola in his then-capacity as a non-employee director. Vests 100% on date of grant.

(2)	Vests 50% on date of grant and 50% on first anniversary of date of grant.

(3)	Vests in four equal annual installments beginning on first anniversary of date of grant.
None of the options were exercised in 2005.
          In the event of a change of control of GNC, all of the options will accelerate and become fully vested and exercisable. Change of control is defined under the employment agreements to mean (1) the occurrence of an event including a merger or consolidation of GNC, if, following the transaction, any person or group becomes the beneficial owner (directly or indirectly) of more than 50% of the voting power of the equity interests of GNC or any successor company provided that Apollo Management V and certain related parties do not have the right or ability by voting power, contract or otherwise to elect or designate for election a majority of our board of directors and, further provided, that the transfer of 100% of the voting stock of GNC to an entity that has an ownership structure identical to GNC prior to such transfer, such that GNC becomes a wholly owned subsidiary of such entity, shall not be treated as a change of control, (2) the sale, lease, transfer, conveyance or other disposition of substantially all of the assets of GNC and its subsidiaries taken as a whole, (3) after an initial public offering of capital stock of GNC, during any period of two consecutive years, individuals who at the beginning of such period constituted our board of directors, together with any new directors whose election by the board of directors or whose nomination for election by the stockholders of GNC was approved by a vote of a majority of the directors of GNC then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the board of directors then in office, or (4) GNC dissolves or adopts a plan of complete liquidation.
          The employment agreements also provide for certain benefits upon termination of the executive’s employment. Upon death or disability, the executive (or his or her estate) will be entitled to the executive’s current base salary (less any payments made under Company-sponsored disability benefit plans) for the remainder of the employment period, plus a pro rata share of the annual bonus based on actual employment. With respect to Mr. DiNicola, the bonus payment will be made provided that bonus targets are met for the year of such termination. With respect to Messrs. Fortunato, Homler, Larrimer and Locke and Ms. Trimbo, the prorated bonus payments are subject to the discretion of our board of directors or compensation committee.
          Upon termination of employment by the Company without cause or voluntarily by the executive for good reason, the executive is entitled to salary continuation for the remainder of his employment period, a pro rata share of the annual bonus based on actual employment and continuation of certain welfare benefits and perquisites through the remainder of the employment term. With respect to Messrs. Larrimer and Locke and Ms. Trimbo, the prorated bonus payments are subject to the discretion of our board of directors or compensation committee. With respect to Messrs. DiNicola, Fortunato and Homler, If the termination occurs upon or within six months following a change of control, we will continue to pay the executive’s base salary for the greater of the remainder of the employment term or a two-year period following the date of termination, and the welfare benefits and perquisites will be continued for the same period. For Messrs. Larrimer and Locke and Ms. Trimbo, it is a two-year period. Payment of benefits following termination by the Company without cause or voluntarily by the executive for good reason will be contingent upon execution of a written release by the executive.
          The employment agreements and stock option agreements provide that stock options that are not exercisable as of the date of termination of employment shall expire and options which are exercisable as of such date will remain exercisable for a 90-day period, or 180 days in the event of the executive’s death or total disability. In the event of Mr. DiNicola’s death or disability, all of his outstanding options will become fully exercisable.
          Our stock that is held by the executives, other than by Mr. DiNicola, is subject to a call right by the Company for a period of 180 days (270 days in the case of death) from the date of termination. This call right is for an amount equal to the product of (1) all shares held by such executive and (2) the fair market value of the stock, as determined by our board of directors. Mr. Fortunato has the right under his employment agreement to request that the board of directors obtain a fairness opinion from a nationally recognized accounting firm or investment bank chosen by the Company, to review our board’s fair market value determination. If the fairness opinion validates our fair market determination, the gross purchase price paid to the executive for such shares will be reduced by 10% (excluding such other tax or withholding as may be required by applicable law). If the fairness opinion determines a higher fair market value, the gross purchase price will be based on the value or within the range of value set forth in the fairness opinion or, if there is not stated value or range, a higher price as determined by the Company.
          The employment agreements further provide that if any payment to the executive would be subject to or result in the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, then the amount of such payments shall be reduced to the highest amount that may be paid by the Company without subjecting such payment to the excise tax. The executive will have the right to designate those payments or benefits that shall be reduced or eliminated. Notwithstanding the foregoing, in the employment agreements for Messrs. DiNicola and Fortunato, the reduction shall not apply if the executive would, on a net after-tax basis, receive less compensation than if the payment were not so reduced. All determinations with regard to such excise tax and any reduction in connection with payments to the executive shall be made by PricewaterhouseCoopers LLP or any other nationally recognized accounting firm that acts as the Company’s outside auditors at the time of such determination.
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
          The Company entered into an Employment Agreement with Mr. Barkus in May 2005 in connection with his employment as President and Chief Executive Officer. The Employment Agreement provided for a term up to December 31, 2007, and an annual base salary of $550,000. In connection with his employment, Mr. Barkus was granted an incentive stock option to purchase 400,000 shares of Parent’s Common Stock at an exercise price of $6.00 per share. The option was to vest in equal annual installments over a four-year period on each anniversary of the date of grant. The terms of the Employment Agreement were substantially similar to those in the employment agreements for the other executives.
          On November 10, 2005, Mr. Barkus resigned his position as our President and Chief Executive Officer. Since no portion of the option had vested, the option terminated upon Mr. Barkus’s resignation.
          In connection with Mr. Barkus’s resignation, we entered into a Separation Agreement and General Release. Pursuant to the Separation Agreement, we agreed to certain termination benefits. Mr. Barkus will continue to be paid his annual base salary of $550,000 through July 1, 2006 in accordance with the Company’s payroll system in the same manner and at the same time as though he remained employed by the Company. During the same period, the Company will reimburse Mr. Barkus for the amount of his monthly COBRA costs that exceed the monthly amount he was paying for health, dental and prescription coverage immediately prior to his termination. We agreed to shorten the period in which Mr. Barkus will be subject to noncompetition restrictions to the period ending July 1, 2006. The Company also agreed to reimburse or indemnify Mr. Barkus in connection with certain expenses relating to the sale of his personal residences, the termination of a residential lease and relocation from Pittsburgh, Pennsylvania. The Separation Agreement included a mutual release of claims.

Compensation Committee Interlocks and Insider Participation
          Our board of directors and that of our Parent have formed compensation committees that have identical membership and are each currently comprised of Messrs. Copses, Jhawar and Golleher. Mr. Copses, a member of each compensation committee, was an executive officer of GNC from its inception in November 2003 and of our Parent, from its inception in October 2003, in each case until his resignation as an executive officer in February 2004 following consummation of the Acquisition. Mr. Copses is a founding senior partner, and Mr. Jhawar is a partner, of Apollo Management V, an affiliate of our Principal Stockholder. Except as described above, no member of the compensation committee has ever been an executive officer of GNC or its subsidiaries or been an affiliate of GNC or one of its affiliates. In the year ended December 31, 2005, no other executive officer of GNC served as a director or member of the compensation committee of another entity whose executive officers served on GNC’s board of directors or compensation committee.
Compensation of Directors
          Our chairman of the board of directors and each non-employee director receive an annual retainer of $40,000 and a stipend of $2,000 for each board meeting attended in person or $500 for each meeting attended telephonically. Additionally, non-employee directors serving on board committees receive a stipend of $1,000 for each meeting attended in person or $500 for each meeting attended telephonically. In addition, each non-employee director, upon election or appointment to the board of directors will receive a grant of non-qualified stock options to purchase a minimum of 25,000 shares of Parent’s Common Stock, with the number to be determined by the board of directors in its discretion. We have granted each of our current non-employee directors between 25,000 and 75,000 fully vested options to purchase shares of Parent’s Common Stock under our 2003 Omnibus Stock Option Plan for their service on our board of directors upon each director’s appointment, aggregating 200,000 options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The following table sets forth, as of March 1, 2006 (the “Ownership Date”), the number of shares of Parent’s Common Stock beneficially owned by (1) each person or group known by us to own beneficially more than 5% of the outstanding shares of Parent’s Common Stock, (2) each director, (3) each of the named executive officers and (4) all directors and executive officers as a group.
          Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. In accordance with SEC rules, if a person has a right to acquire beneficial ownership of any shares of Parent’s Common Stock, on or within 60 days of the Ownership Date, upon exercise of outstanding options or otherwise, the shares are deemed beneficially owned by that person and are deemed to be outstanding solely for the purpose of determining the percentage of our shares that person beneficially owns. These shares are not included in the computations of percentage ownership for any other person.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage

Directors and Named Executive Officers (1):

Bruce E. Barkus	—	—

Laurence M. Berg (2)	28,768,333	97.3%

Peter P. Copses (2)	28,768,333	97.3%

Robert J. DiNicola (3) (4)	491,667	1.6%

Joseph Fortunato (3) (5)	210,166	*

George G. Golleher (3) (6)	105.000	*

Joseph Harch (7)	25,000	*

Robert Homler (8)	25,000	*

Andrew S. Jhawar (2) (3)	28,813,333	97.4%

Curtis J. Larrimer (3) (9)	60,790	*

Michael Locke (3) (10)	39,025	*

Edgardo A. Mercadante (3) (11)	78,333	*

Susan Trimbo (3) (12)	37,830	*

All directors and executive officers as a group (16 persons) (3) (13)	30,114,235	98.7%

Beneficial Owners of 5% or More of Outstanding Parent’s Common Stock :

GNC Investors, LLC (14)	28,743,333	97.3%

*	Less than 1% of the outstanding shares.

(1)	Except as otherwise noted, the address of each director is c/o Apollo Management V, L.P., 9 West 57th Street, 43rd Floor, New York, New York 10019 and the address of each current executive officer is c/o General Nutrition Centers, Inc., 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222.

(2)	Includes options to purchase 25,000 shares of Parent’s Common Stock that are exercisable on the Ownership Date and 28,743,333 shares of Parent’s Common Stock beneficially owned by Apollo Management V, as to which each of Messrs. Berg, Copses and Jhawar, each of whom are directors of the Company and partners of Apollo Management V, expressly disclaim beneficial ownership, except to the extent of any direct pecuniary interest.

(3)	On December 5, 2003, in connection with the Acquisition, we entered into a stockholders’ agreement with each of our stockholders. Each stockholder who purchased shares after that time has also agreed to be bound by the stockholders’ agreement. Pursuant to the stockholders’ agreement, each stockholder agreed to give Apollo Investment V a voting proxy to vote with respect to certain matters as set forth in the stockholders’ agreement. As a result, Apollo Investment V may be deemed to be the beneficial owner of the shares of Parent’s Common Stock held by the parties to the stockholders’ agreement. Apollo Investment V expressly disclaims beneficial ownership of such shares of Parent’s Common Stock held by each of the parties to the stockholders’ agreement, except to the extent of its pecuniary interest in our Principal Stockholder.

(4)	Includes options to purchase 425,000 shares of Parent’s Common Stock that are exercisable on the Ownership Date.

(5)	Includes options to purchase 147,666 shares of Parent’s Common Stock that are exercisable on the Ownership Date.

(6)	Includes options to purchase 55,000 shares of Parent’s Common Stock that are exercisable on the Ownership Date.

(7)	Includes options to purchase 25,000 shares of Parent’s Common Stock that are exercisable on the Ownership Date.

(8)	Includes options to purchase 25,000 shares of Parent’s Common Stock that are exercisable on or within 60 days of the Ownership Date.

(9)	Includes options to purchase 38,290 shares of Parent’s Common Stock that are exercisable on or within 60 days of the Ownership Date.

(10)	Includes options to purchase 22,150 shares of Parent’s Common Stock that are exercisable on the Ownership Date.

(11)	Includes options to purchase 45,000 shares of Parent’s Common Stock that are exercisable on the Ownership Date.

(12)	Includes options to purchase 26,580 shares of Parent’s Common Stock that are exercisable on the Ownership Date.

(13)	Includes (a) options to purchase an aggregate of 965,902 shares of Parent’s Common Stock that are exercisable on or within 60 days of the Ownership Date and (b) 28,743,333 shares of Parent’s Common Stock held by our Principal Stockholder.

(14)	Represents shares held by our Principal Stockholder, which is a special purpose entity that was created in connection with the Acquisition. Apollo Funds V own approximately 76% of our Principal Stockholder. Apollo Management V is the manager of our Principal Stockholder. Apollo Management V and its affiliates have shared dispositive power over all of the outstanding Parent’s Common Stock. Pursuant to a stockholders’ agreement, Apollo Management V, as manager of Apollo Investment V, has sole voting power over all of the outstanding Parent’s Common Stock. Apollo Advisors V, L.P. (“Apollo Advisors”) is the general partner of Apollo Funds V and Apollo Management V is the manager of Apollo Funds V. Messrs. Leon Black and John Hannan are the principal executive officers and directors of the general partners of Apollo Management V and Apollo Advisors V, and each of Messrs. Black and Hannan, except to the extent of his direct pecuniary interest expressly disclaims beneficial ownership of the indicated shares. Each of Apollo Advisors V, Apollo Management V and Apollo Funds V has no pecuniary interest in the remaining interests of our Principal Stockholder. The address of GNC Investors, LLC is c/o Apollo Management V, L.P., 9 West 57th Street, 43rd Floor, New York, New York 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Management and Advisory Services
          Immediately prior to the consummation of the Acquisition, we entered into a management agreement with Apollo Management V, which controls our Principal Stockholder. Three of our directors, Laurence M. Berg, Peter P. Copses and Andrew S. Jhawar, are partners of Apollo Management V. Under this management agreement, Apollo Management V agreed to provide to us certain investment banking, management, consulting and financial planning services on an ongoing basis and certain financial advisory and investment banking services in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for a fee of $1.5 million per year, plus reimbursement of expenses. Apollo Management V may provide additional services to us from time to time pursuant to the management agreement, including financial advisory and investment banking services in connection with certain transactions for which we will pay customary fees and expenses. Under the management agreement, we agreed to provide customary indemnification. In addition, on December 5, 2003, we incurred a structuring fee of $7.5 million (plus reimbursement of expenses) to Apollo Management V for financial advisory services rendered in connection with the Acquisition, which was paid in January 2004. These services included assisting us in structuring the Acquisition, taking into account tax considerations and optimal access to financing and assisting in the negotiation of our material agreements and financing arrangements in connection with the Acquisition. Although we believe these fees are comparable to management fees paid by portfolio companies of other private equity firms with comparable experience and sophistication, there is no assurance that these agreements are on terms comparable to those that could have been obtained from unaffiliated third parties.
Stockholders’ Agreement
          Upon consummation of the Acquisition, we entered into a stockholders’ agreement with each of our stockholders, which includes certain of our directors, employees and members of our management and our Principal Stockholder. The stockholders’ agreement gives Apollo Investment V the right to nominate all of the members of our board of directors and, until the occurrence of certain events, the right to vote all shares of Parent’s Common Stock and Series A preferred stock subject to the stockholders’ agreement on all matters. In addition, the stockholders’ agreement contains registration rights that require us to register Parent’s Common Stock held by the stockholders who are parties thereto in the event we register for sale, either for our own account or the account of others, shares of Parent’s Common Stock.
Separation Agreement with Bruce E. Barkus
          Mr. Barkus’s employment with us terminated on November 10, 2005, and we entered into a Separation Agreement and General Release with him that became effective on the same date. In consideration of Mr. Barkus’s execution and compliance with the conditions of the separation agreement, including releasing all claims and abiding by certain non-competition, nonsolicitation and confidentiality/intellectual property obligations, we agreed to certain termination benefits. Mr. Barkus will continue to be paid his annual base salary of $550,000 through July 1, 2006 in accordance with the Company’s payroll system in the same manner and at the same time as though he remained employed by the Company. During the same period, the Company will reimburse Mr. Barkus for the amount of his monthly COBRA costs that exceed the monthly amount he was paying for health, dental and prescription coverage immediately prior to his termination. We agreed to shorten the period in which Mr. Barkus will be subject to noncompetition restrictions to the period ending July 1, 2006. The Company also agreed to reimburse or indemnify Mr. Barkus in connection with certain expenses relating to the sale of his personal residences, the termination of a residential lease and relocation from Pittsburgh, Pennsylvania.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
          Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the years ended December 31, 2005 and 2004, were:

	2005	2004
	(in thousands)
Type of Fee
Audit Fees	$771	$932
Tax Fees	39	11

Total	$810	$943

          The Audit Fees for the years December 31, 2005 and 2004, respectively, were for professional services rendered by PricewaterhouseCoopers for the audit of our consolidated annual financial statements, review of our quarterly consolidated financial statements, issuance of consents, assistance with registration statements and offering memorandums and statutory audits.
Audit-Related Fees
     PricewaterhouseCoopers did not bill us any fees during the years ended December 31, 2005 and 2004, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and that are not included in the table above.
Tax Fees
     The Tax Fees for the years ended December 31, 2005 and 2004, were for services rendered by PricewaterhouseCoopers relating to tax compliance.
All Other Fees
     PricewaterhouseCoopers did not bill us any fees during the years ended December 31, 2005 and 2004, for products and services, other than the services referred to in the preceding paragraphs.
     In accordance with policies adopted by our audit committee, all audit and non-audit related services to be performed by our independent public accountants must be approved in advance by the audit committee or by a designated member of the audit committee. All services rendered by PricewaterhouseCoopers were approved by our audit committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a) Documents filed as part of this Report:
          (1) Financial statements filed in Part II, Item 8 of this Report:
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets
As of December 31, 2005 and December 31, 2004
•	Consolidated Statements of Operations and Comprehensive Income
For years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period from January 1, 2003 through December 4, 2003
•	Consolidated Statements of Stockholders’ (Deficit) Equity
For years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period from January 1, 2003 through December 4, 2003
•	Consolidated Statements of Cash Flows
For years ended December 31, 2005 and 2004, the 27 days ended December 31, 2003 and the period from January 1, 2003 through December 4, 2003
•	Notes to Consolidated Financial Statements
          (2) Financial statement schedule:
               SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
General Nutrition Center, Inc. and Subsidiaries
Valuation and Qualifying Accounts

		Additions
	Balance at	- charged to		Balance at
	beginning of	costs and		end of
	period	expense	Deductions	period
	(in thousands)
Allowance for doubtful accounts (1)
Predecessor
Period January 1, 2003 to December 4, 2003	17,692	20,348	(18,425)	19,615

Successor
27 days ended December 31, 2003	19,615	2,254	(6,879)	14,990
Twelve months ended December 31, 2004	14,990	8,431	(11,163)	12,258
Twelve months ended December 31, 2005	12,258	9,736	(11,375)	10,619
Deferred tax valuation allowance (2)
Predecessor
Period January 1, 2003 to December 4, 2003	34,841	34,045	—	68,886
Inventory reserves
Predecessor
Period January 1, 2003 to December 4, 2003	14,751	13,756	(11,607)	16,900

Successor
27 days ended December 31,2003	16,900	2,857	(506)	19,251
Twelve months ended December 31, 2004	19,251	17,344	(22,034)	14,561
Twelve months ended December 31, 2005	14,561	3,864	(6,272)	12,153

(1)	These balances are the total allowance for doubtful accounts for trade accounts receivable and the current and long-term franchise note receivable.

(2)	There was no deferred tax valuation allowance balance for the other period presented in this table.

(3) Exhibits:
          Listed below are all exhibits filed as part of this Report. Certain exhibits are incorporated by reference from statements and reports previously filed by the Company or our Parent with the SEC pursuant to Rule 12b-32 under the Exchange Act:
EXHIBIT INDEX

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation of GNC Corporation (“GNC”), as amended (f/k/a General Nutrition Centers Holding Company). (Incorporated by reference to Exhibit 3.1 to GNC’s Registration Statement on Form S-4, filed June 22, 2004.)
3.2	Certificate of Amendment of Certificate of Incorporation of GNC. (Incorporated by reference to Exhibit 3.2 to GNC’s Registration Statement on Form S-4, filed June 22, 2004.)
3.3	By-Laws of GNC. (Incorporated by reference to Exhibit 3.3 to GNC’s Registration Statement on Form S-4, filed June 22, 2004.)
3.4	Certificate of Incorporation of General Nutrition Centers, Inc. (“Centers”) (f/k/a Apollo GNC Holding, Inc.). (Incorporated by reference to Exhibit 3.1 to Centers’ Registration Statement on Form S-4, April 15, 2004.)
3.5	Certificate of Amendment of Certificate of Incorporation of Centers. (Incorporated by reference to Exhibit 3.2 to Centers’ Registration Statement on Form S-4, April 15, 2004.)
3.6	By-Laws of Centers. (Incorporated by reference to Exhibit 3.3 to Centers’ Registration Statement on Form S-4, April 15, 2004.)
4.1	Stockholders’ Agreement, dated December 5, 2003, by and among General Nutrition Centers Holding Company (n/k/a GNC) and certain stockholders. (Incorporated by reference to Exhibit 4.2 to GNC’s Registration Statement on Form S-1, filed July 14, 2004.)
4.2	Amended and Restated Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 12% Series A Exchangeable Preferred Stock of General Nutrition Centers Holding Company (n/k/a GNC). (Incorporated by reference to Exhibit 4.1 to GNC’s Registration Statement on Form S-4, filed June 22, 2004.)
4.3	Form of 12% Series A Exchangeable Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.8 to Amendment No. 1 to GNC’s Registration Statement on Form S-4, filed August 24, 2004.)
4.4	Registration Rights Agreement, dated as of December 23, 2003, among General Nutrition Centers Holding Company (n/k/a GNC), Lehman Brothers Inc. and J.P. Morgan Securities Inc., as initial purchasers, of the 12% Series A Exchangeable Preferred Stock of General Nutrition Centers Holding Company. (Incorporated by reference to Exhibit 4.2 to GNC’s Registration Statement on Form S-4, filed June 22, 2004.)
4.5	Indenture, dated as of December 5, 2003, among Centers, the Guarantors (as defined therein) and U.S. Bank National Association, as trustee relating to Centers’ 8 1/2% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.1 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
4.6	Supplemental Indenture, dated as of April 6, 2004, among GNC Franchising, LLC, Centers, the other Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association, as trustee relating to Centers’ 8 1/2% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.2 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
4.7	Form of 8 1/2% Senior Subordinated Note due 2010. (Incorporated by reference to Exhibit 4.3 to Center’ Registration Statement on Form S-4, filed April 15, 2004.)
4.8	Registration Rights Agreement, dated December 5, 2003 among Centers, the guarantors listed on Schedule I thereto and Lehman Brothers Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as the initial purchasers of Centers’ 8 1/2% Senior Subordinated Notes due 2010. (Incorporated by reference to Exhibit 4.4 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
4.9	Indenture, dated as of January 18, 2005, among Centers, each of the Guarantors party thereto and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to GNC’s Form 8-K, filed January 19, 2005.)
4.10	Form of 8 5/8% Senior Note due 2011. (Incorporated by reference to Exhibit 4.2 to GNC’s Form 8-K, filed January 19, 2005.)
4.11	Registration Rights Agreement, dated as of January 18, 2005, by and among Centers, the Guarantors listed on Schedule I thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. (Incorporated by reference to Exhibit 10.4 to GNC’s Form 8-K, filed January 19, 2005.)

10.1	Credit Agreement, dated as of December 5, 2003, among General Nutrition Centers Holding Company (n/k/a GNC), Centers, as borrower, the several other banks and other financial institutions or entities from time to time party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as joint lead arrangers and joint book runners, JPMorgan Chase Bank, as syndication agent, and Lehman Commercial Paper Inc., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.2	First Amendment to the Credit Agreement, dated as of December 14, 2004, among GNC, Centers, as borrower, the several banks and other financial institutions or entities from time to time party to the Credit Agreement referred to therein and Lehman Commercial Paper Inc. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed December 16, 2004.)
10.3	Guarantee and Collateral Agreement, dated as of December 5, 2003, made by General Nutrition Centers Holding Company (n/k/a GNC), Centers and certain of its subsidiaries in favor of Lehman Commercial Paper Inc., as administrative agent. (Incorporated by reference to Exhibit 10.2 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.4	Form of Intellectual Property Security Agreement, dated as of December 5, 2003 made in favor of Lehman Commercial Paper Inc., as administrative agent. (Incorporated by reference to Exhibit 10.3 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.5	Management Services Agreement, dated as of December 5, 2003, by and among Centers, General Nutrition Centers Holding Company (n/k/a GNC) and Apollo Management V, L.P. (Incorporated by reference to Exhibit 10.4 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.6	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing dated March 23, 1999, from Gustine Sixth Avenue Associates, Ltd., as Mortgagor, to Allstate Life Insurance Company, as Mortgagee. (Incorporated by reference to Exhibit 10.5 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.7	Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.6 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.8	Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.7 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.9	Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.8 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.10	Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.9 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.11	Know-How License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.10 to General Nutrition Centers, Inc.’s Registration Statement on Form S-4, filed April 15, 2004.)
10.12	Know-How License Agreement, dated December 5, 2003, by and between Numico Research B.V. and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.11 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.13	Know-How License Agreement, dated December 5, 2003, by and between General Nutrition Corporation and N.V. Nutricia. (Incorporated by reference to Exhibit 10.12 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.14	Patent License Agreement, dated December 5, 2003, by and between General Nutrition Investment Company and Numico Research B.V. (Incorporated by reference to Exhibit 10.13 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.15	GNC Live Well Later Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.14 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.16	General Nutrition Corporation Holding Company (n/k/a GNC) 2003 Omnibus Stock Incentive Plan. (Incorporated by reference to Exhibit 10.15 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.17	Form of GNC 2003 Omnibus Stock Incentive Plan Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to GNC’s Form 8-K, filed March 18, 2005.)
10.18	Form of GNC 2003 Omnibus Stock Incentive Plan Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to GNC’s Form 8-K, filed June 2, 2005.)
10.19	Stock Option Agreement, dated as of December 1, 2004, by and between GNC and Robert J. DiNicola. (Incorporated by reference to Exhibit 10.2 to GNC’s Form 8-K, filed December 3, 2004.)
10.20	Employment Agreement, dated as of December 1, 2004, by and between Centers and Robert J. DiNicola. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed December 3, 2004.)

10.21	Employment Agreement, dated as of December 22, 2005, by and among Centers, GNC and Robert J. DiNicola. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed December 22, 2005.)
10.22	Employment Agreement, dated as of December 15, 2004, by and between Centers and Joseph Fortunato. (Incorporated by reference to Exhibit 10.2 to GNC’s Form 8-K, filed January 19, 2005.)
10.23	First Amendment to Employment Agreement, dated as of June 22, 2005, by and between Centers and Joseph Fortunato. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed June 23, 2005.)
10.24	Employment Agreement, dated as of November 23, 2005, by and between Centers and Joseph Fortunato. (Incorporated by reference to Exhibit 10.2 to GNC’s Form 8-K/A, filed November 29, 2005.)
10.25	Employment Agreement, dated as of February 21, 2005, by and between Centers and Robert Homler. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed February 23, 2005.)
10.26	Employment Agreement, dated as of January 11, 2006, by and between Centers and Robert Homler. (Incorporated by reference to Exhibit 10.2 to GNC’s Form 8-K/A, filed January 13, 2006.)
10.27	Employment Agreement, dated as of December 14, 2004, amended and restated as of March 14, 2005, by and between General Nutrition Centers, Inc., and Curtis Larrimer. (Incorporated by reference to Exhibit 10.1 GNC’s Form 8-K, filed March 14, 2005.)
10.28	Employment Agreement, dated as of December 5, 2003, by and between Centers and Susan Trimbo. (Incorporated by reference to Exhibit 10.22 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.29	Employment Agreement, dated as of December 5, 2003, by and between Centers and Reginald Steele. (Incorporated by reference to Exhibit 10.23 to Centers’ Registration Statement on Form S-4, filed April 15, 2004.)
10.30	Separation Agreement and General Release, dated as of December 1, 2004, by and between Louis Mancini and Centers. (Incorporated by reference to Exhibit 10.3 to GNC’s Form 8-K, filed January 19, 2005.)
10.31	Employment Agreement, dated as of December 15, 2004, by and between Centers and David Heilman. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed January 19, 2005.)
10.32	Separation Agreement and General Release, dated as of March 10, 2005, by and between Dave Heilman and General Nutrition Centers, Inc. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed March 14, 2005.)
10.33	Employment Agreement, dated as of February 2, 2004, by and between Centers and Margaret Peet. (Incorporated by reference to Exhibit 10.30 to GNC’s Form 10-K, filed March 30, 2005.)
10.34	First Amendment to Employment Agreement, dated as of September 27, 2004, by and between Centers and Margaret Peet. (Incorporated by reference to Exhibit 10.30 to GNC’s Form 10-K, filed March 30, 2005.)
10.35	Employment Agreement, dated as of May 27, 2005, by and between Centers and Bruce E. Barkus. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed June 2, 2005.)
10.36	Separation Agreement and General Release, dated as of November 10, 2005, by and among Centers, GNC and Bruce E. Barkus. (Incorporated by reference to Exhibit 10.1 to GNC’s Form 8-K, filed November 14, 2005.)
10.37	GNC/Rite Aid Retail Agreement, dated as of December 8, 1998, by and between General Nutrition Sales Corporation and Rite Aid Corporation.* (Incorporated by reference to Exhibit 10.24 to Centers’ Registration Statement on Form S-4, filed August 9, 2004.)
10.38	Amendment to the GNC/Rite Aid Retail Agreement, dated as of November 20, 2000, by and between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp.* (Incorporated by reference to Exhibit 10.25 to Centers’ Registration Statement on Form S-4, filed August 9, 2004.)
10.39	Amendment to the GNC/Rite Aid Retail Agreement dated as of May 1, 2004, between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp.* (Incorporated by reference to Exhibit 10.26 to Centers’ Registration Statement on Form S-4, filed August 9, 2004.)
10.40	Form of indemnification agreement for directors and executive officers. (Incorporated by reference to Exhibit 10.34 to GNC’s Form 10-K, filed March 30, 2005.)
14.1	Code of Ethics for Chief Executive and Senior Financial Officers. (Incorporated by reference to Exhibit 14.1 to GNC’s Form 10-K, filed March 30, 2005.)
21.1	Subsidiaries of GNC Corporation. (Filed herewith.)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2006
General Nutrition Centers, Inc. (Registrant)
/s/ Joseph M. Fortunato
Joseph M. Fortunato
President and Chief Executive Officer

Signature	Title	Date

/s/ Joseph M. Fortunato
Joseph M. Fortunato	President and Chief	March 10, 2006
Executive Officer (principal
executive officer)

/s/ Curtis J. Larrimer

Curtis J. Larrimer	Executive Vice President and	March 10, 2006
Chief Financial Officer
(principal financial and
accounting officer)

/s/ Robert J. DiNicola

Robert J. DiNicola	Executive Chairman of the	March 10, 2006
Board of Directors

/s/ Laurence M. Berg

Laurence M. Berg	Director	March 10, 2006

/s/ Peter P. Copses

Peter P. Copses	Director	March 10, 2006

/s/ George G. Golleher

George G. Golleher	Director	March 10, 2006

/s/ Joseph W. Harch

Joseph W. Harch	Director	March 10, 2006

/s/ Andrew S. Jhawar

Andrew S. Jhawar	Director	March 10, 2006

/s/ Edgardo A. Mercadante

Edgardo A. Mercadante	Director	March 10, 2006