Form 10-Q
period 2007-09-30
GENERAL NUTRITION CENTERS, INC.
filed 2007-11-09
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission File Number: 333-144396
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
Large accelerated filer ☐                     Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 8, 2007, 100 shares of the General Nutrition Centers, Inc. $0.01 par value Common Stock (the “Common Stock”) were outstanding. All shares of our Common Stock are held by GNC Corporation, (our “Parent”).

		PAGE
	PART I- FINANCIAL INFORMATION

Explanatory Note.		1

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2007 and September 30, 2006, the period from March 16, 2007 to September 30, 2007, the period from January 1, 2007 to March 15, 2007, and the nine months ended September 30, 2006	4

	Unaudited Consolidated Statement of Stockholder’s Equity for the period from March 16, 2007 to September 30, 2007 and the period from January 1, 2007 to March 15, 2007	5

	Unaudited Consolidated Statements of Cash Flows for the period from March 16, 2007 to September 30, 2007, the period from January 1, 2007 to March 15, 2007, and the nine months ended September 30, 2006	6

	Summarized Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4T.	Controls and Procedures	53

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Submission of Matters to a Vote of Security Holders	66

Item 5.	Other Information	66

Item 6.	Exhibits	67

Signatures		68
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	Successor	Predecessor
	September 30,	December 31,
	2007	2006 *
	(unaudited)
Current assets:
Cash and cash equivalents	$21,279	$24,080
Receivables, net	86,332	74,827
Inventories, net (Note 3)	324,635	319,382
Deferred tax assets, net	13,062	16,738
Other current assets	34,496	29,898

Total current assets	479,804	464,925

Long-term assets:
Goodwill (Note 4)	623,158	81,022
Brands (Note 4)	720,000	212,000
Other intangible assets, net (Note 4)	175,971	23,062
Property, plant and equipment, net	187,814	168,708
Deferred financing fees, net	27,212	12,269
Deferred tax assets, net	—	675
Other long-term assets	17,753	6,124

Total long-term assets	1,751,908	503,860

Total assets	$2,231,712	$968,785

Current liabilities:
Accounts payable, includes cash overdraft of $5,787 and $4,136, respectively	$105,834	$104,121
Accrued payroll and related liabilities	19,908	30,988
Accrued income taxes	—	4,967
Accrued interest (Note 5)	15,055	7,531
Current portion, long-term debt (Note 5)	9,633	1,765
Other current liabilities	75,423	65,977

Total current liabilities	225,853	215,349

Long-term liabilities:
Long-term debt (Note 5)	1,080,926	429,591
Deferred tax liabilities, net	263,635	—
Other long-term liabilities	54,252	11,514

Total long-term liabilities	1,398,813	441,105

Total liabilities	1,624,666	656,454

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	592,046	261,899
Retained earnings	11,736	49,108
Accumulated other comprehensive income	3,264	1,324

Total stockholder’s equity	607,046	312,331

Total liabilities and stockholder’s equity	$2,231,712	$968,785

*	Footnotes summarized from the Audited Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Successor	Predecessor	Successor	Predecessor
					Nine months
	For the three months ended		March 16 -	January 1 -	ended
	September 30,	September 30,	September 30,	March 15,	September 30,
	2007	2006	2007	2007	2006
Revenue	$395,295	$367,735	$846,854	$329,829	$1,137,399

Cost of sales, including costs of warehousing, distribution and occupancy	264,560	241,251	567,791	212,175	751,451

Gross profit	130,735	126,484	279,063	117,654	385,948

Compensation and related benefits	61,802	60,831	132,283	64,311	187,300
Advertising and promotion	13,373	10,982	27,885	20,473	41,337
Other selling, general and administrative	21,339	21,760	47,691	17,396	66,126
Foreign currency gain	(202)	(3)	(332)	(154)	(705)
Merger- related costs	—	—	—	34,603	—
Other expense	—	1,078	—	—	1,078

Operating income (loss)	34,423	31,836	71,536	(18,975)	90,812

Interest expense, net (Note 5)	23,749	9,687	51,621	43,036	29,484

Income (loss) before income taxes	10,674	22,149	19,915	(62,011)	61,328

Income tax expense (benefit) (Note 10)	4,541	8,217	8,179	(10,697)	22,753

Net income (loss)	6,133	13,932	11,736	(51,314)	38,575

Other comprehensive income (loss)	347	(12)	3,264	(283)	(56)

Comprehensive income (loss)	$6,480	$13,920	$15,000	$(51,597)	$38,519

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Predecessor

Balance at December 31, 2006	100	$—	$261,899	$49,108	$1,324	$312,331

Adoption of FIN 48	—	—	—	(418)	—	(418)
Cancellation of stock options	—	—	(47,018)	—	—	(47,018)
Non-cash stock-based compensation	—	—	4,124	—	—	4,124
Net loss	—	—	—	(51,314)	—	(51,314)
Foreign currency translation adjustments	—	—	—	—	(283)	(283)
Capital contribution from selling shareholder	—	—	463,393	—	—	463,393

Balance at March 15, 2007 (unaudited)	100	$—	$682,398	$(2,624)	$1,041	$680,815

Successor

Parent company investment in General Nutrition Centers, Inc	100	—	590,689	—	—	590,689
Non-cash stock-based compensation	—	—	1,357	—	—	1,357
Net income	—	—	—	11,736	—	11,736
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $514	—	—	—	—	748	748
Foreign currency translation adjustments	—	—	—	—	2,516	2,516

Balance at September 30, 2007 (unaudited)	100	$—	$592,046	$11,736	$3,264	$607,046

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Successor	Predecessor
	Period	Period
	March 16 -	January 1 -	Nine months ended
	September 30,	March 15,	September 30,
	2007	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,736	$(51,314)	$38,575
Depreciation expense	13,985	6,510	25,730
Loss on fixed asset disposal	—	—	220
Loss on sale of subsidiary	—	—	1,078
Deferred fee writedown — early debt extinguishment	—	11,680	—
Amortization of intangible assets	6,025	865	3,471
Amortization of deferred financing fees	1,988	589	2,235
Amortization of original issue discount	166	—	—
Increase in provision for inventory losses	6,965	2,247	6,176
Non-cash stock based compensation	1,357	4,124	1,887
Decrease in provision for losses on accounts receivable	(201)	(39)	(1,984)
Decrease (increase) in net deferred taxes	3,146	(3,874)	(4,848)
Changes in assets and liabilities:
(Increase) decrease in receivables	(13,620)	1,676	(11,812)
Decrease (increase) in inventory, net	5,842	(2,128)	(20,890)
Decrease in franchise note receivables, net	1,792	912	3,598
(Increase) decrease in other assets	(765)	3,394	4,182
(Decrease) increase in accounts payable	(4,034)	3,749	7,214
(Decrease) increase in accrued taxes	—	(4,967)	5,005
Increase (decrease) in interest payable	15,056	(7,531)	1,317
(Decrease) increase in accrued liabilities	(4,200)	(12,681)	7,701

Net cash provided by (used in) operating activities	45,238	(46,788)	68,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,162)	(5,693)	(16,050)
Acquisition of the Company	(1,624,732)	—	—
Sales of corporate stores to franchisees	30	—	—
Store acquisition costs	(294)	(555)	(591)

Net cash used in investing activities	(1,644,158)	(6,248)	(16,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new equity	552,291	—	—
Capital contribution from (return of capital to) Parent	1,690	—	(23)
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	—	(49,934)
Tax benefit from exercise of Predecessor stock options	—	—	105
Contribution from selling shareholders	—	463,393	—
Increase (decrease) in cash overdrafts	5,787	(4,136)	513
Borrowings from new revolving credit facility	10,500	—	—
Payments on new revolving credit facility	(10,500)	—	—
Borrowings from new senior credit facility	675,000	—	—
Proceeds from issuance of new senior sub notes	110,000	—	—
Proceeds from issuance of new senior notes	297,000	—	—
Redemption of 8 5/8% senior notes	—	(150,000)	—
Redemption of 8 1/2% senior notes	—	(215,000)	—
Payment of 2003 senior credit facility	—	(55,290)	—
Payments on long-term debt	(2,339)	(334)	(1,550)
Financing fees	(28,944)	—	—

Net cash provided by (used in) financing activities	1,610,485	38,633	(50,889)

Effect of exchange rate on cash	202	(165)	22

Net increase (decrease) in cash	11,767	(14,568)	1,347
Beginning balance, cash	9,512	24,080	86,013

Ending balance, cash	$21,279	$9,512	$87,360

The accompanying notes are an integral part of the consolidated financial statements.

     NOTE 1. NATURE OF BUSINESS
     General Nature of Business. General Nutrition Centers, Inc. (“GNC” or the “Company”), a Delaware corporation, is a leading specialty retailer of nutritional supplements, which include: vitamins, minerals and herbal supplements (“VMHS”), sports nutrition products, diet products and other wellness products.
     The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail; Franchising; and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico, and in addition the Company offers products domestically through Rite Aid store-within-a-store locations, gnc.com and drugstore.com. Franchise stores are located in the United States and 46 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
     On October 16, 2003, the Company, through its parent, GNC Corporation, was purchased by Apollo Management LP (“Apollo”), together with additional institutional investors and certain management of the Company. In November 2006, GNC Parent Corporation was formed and the stock of GNC Corporation was contributed to this new entity.
     Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of GNC Acquisition Holdings Inc. (the “Merger”). The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. and Ontario Teachers’ Pension Plan Board (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.6 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. The following reconciles the total merger consideration to the cash purchase price:

March 16, 2007
(in thousands)
Merger consideration	$1,650,000
Acquisition costs	13,644
Debt assumed by buyer	(10,773)

Fair value of net assets acquired	1,652,871
Non-cash rollover of shares	(36,709)

Cash paid at acquisition	$1,616,162

          The Company is subject to certain tax adjustments that will be settled upon filing of the predecessor’s final tax return, and receipt of the tax refund associated with that return. Also, pursuant to the Merger agreement, the Company agreed to pay additional consideration for amounts refunded from tax returns. During the period ended September 30, 2007, the Company paid former shareholders $8.6 million in tax refunds.
     In connection with the Merger on March 16, 2007, the Company issued $300.0 million aggregate principal amount of Senior Floating Rate Toggle Notes due 2014 and $110.0 million aggregate principal amount of 10.75% Senior Subordinated Notes due 2015. In addition, the Company obtained a new senior credit facility comprised of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The Company borrowed the entire $675.0 million under the term loan facility and $10.5 million under the revolving credit facility to fund a portion of the acquisition price. The Company utilized proceeds from the new debt to repay its December 2003 senior credit facility, its 8 5/8% senior notes issued in January 2005, and its 8 1/2% senior subordinated notes issued in December 2003. The Company contributed the remainder of the debt proceeds, after payment of fees and expenses, to a newly formed, wholly owned subsidiary, which then loaned such net proceeds to GNC Parent Corporation. GNC Parent Corporation used those proceeds, together with the equity contributions, to repay GNC Parent Corporation’s outstanding floating rate senior PIK notes issued in November 2006, pay the merger consideration, and pay fees and expenses related to the merger transactions.
     In connection with the Merger, the Company recognized charges of $34.6 million in the period ending March 15, 2007. In addition, the Company recognized compensation charges associated with the Merger of $15.3 million in the period ending March 15, 2007.
     Pursuant to the Merger agreement, as amended, GNC Acquisition Inc. was merged with and into GNC Parent Corporation with GNC Parent Corporation surviving the merger. Subsequently on March 16, 2007, GNC Parent was converted into a Delaware limited liability company and renamed GNC Parent LLC.

     In conjunction with the Merger, fair value adjustments were made to the Company’s financial statements as of March 16, 2007. As a result of the Merger and the fair values assigned, the accompanying financial statements as of September 30, 2007 reflect these adjustments made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following table summarizes the fair values assigned to the Company’s assets and liabilities in connection with the Merger.

	Original	Adjusted
	March 16, 2007	March 16, 2007
	(in thousands)
Assets:
Current assets	$457,900	$455,371
Goodwill	574,623	615,206
Other intangible assets	902,961	913,553
Property, plant and equipment	178,136	181,765
Other assets	20,946	20,946

Total assets	$2,134,566	$2,186,841

Liabilities:
Current liabilities	204,857	206,424
Long-term debt	10,773	10,773
Deferred tax liability	243,355	293,744
Other liabilities	23,029	23,029

Total liabilities	$482,014	$533,970

Fair value of net assets acquired	$1,652,552	$1,652,871

NOTE 2. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. The audited financial statements are included in the Company’s Form S-4 filing with the Securities and Exchange Commission (the “SEC”).
     The accounting policies of the Company are consistent with the policies disclosed in the Company’s audited financial statements for the year ended December 31, 2006. There have been no significant changes to these policies since the Merger.
     The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2007.
     The financial statements as of September 30, 2007 reflect periods subsequent to the Merger and include the accounts of the Company and its wholly owned subsidiaries. Included for the period ending September 30, 2007 are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Accordingly, the accompanying financial statements for the periods prior to the Merger are labeled as “Predecessor” and the periods subsequent to the Merger are labeled as “Successor”.
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
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007; refer to Note 10 to our unaudited consolidated financial statements. There have been no other material changes to our critical accounting estimates since December 31, 2006, as disclosed in our Form S-4.
     Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $4.0 million at September 30, 2007 and $3.9 million at December 31, 2006.
     Financial Instruments and Derivatives. As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. To achieve these objectives, the Company primarily uses interest rate swap agreements to manage exposure to interest rate changes related to its senior credit facility borrowings. These interest rate swap agreements are primarily designated as cash flow hedges. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The changes in the fair value of the hedges are reported in other long term assets or liabilities in the consolidated balance sheet. At September 30, 2007, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of $300.0 million of debt from floating to fixed interest rates. The outstanding agreements mature in April 2009 and April 2010. The Company would have received $1.6 million at September 30, 2007 to settle these interest rate swap agreements, which represents the fair value, including accrued interest of $0.3 million, of these agreements on that date.
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the adoption of SFAS 159 and its impact on the Company’s consolidated financial statements or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company continues to evaluate the adoption of SFAS No. 157 and its impact on its consolidated financial statements or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”), issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential, under current practice, for the build up of improper amounts on the balance sheet. This statement is effective for annual financial statements for years ending December 31, 2006. The Company has adopted SAB 108 for the year ended December 31, 2006. The Company evaluated the effects of applying SAB 108 and determined that its adoption did not have a material impact to the Company’s consolidated financial statements or results of operations.
     In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-03”), which clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The Company evaluated the effects of applying EITF 06-03 and determined that its adoption did not have a material impact to its consolidated financial statements or results of operations.

NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	Successor
	September 30, 2007
			Net Carrying
	Gross cost	Reserves	Value
		(unaudited)
		(in thousands)
Finished product ready for sale	$278,439	$(9,236)	$269,203
Work-in-process, bulk product and raw materials	52,155	(1,387)	50,768
Packaging supplies	4,664	—	4,664
Fair value adjustment	—	—	—

	$335,258	$(10,623)	$324,635

	Predecessor
	December 31, 2006
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$280,722	$(8,677)	$272,045
Work-in-process, bulk product and raw materials	44,630	(2,119)	42,511
Packaging supplies	4,826	—	4,826

	$330,178	$(10,796)	$319,382

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET
          Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line basis over periods not exceeding 35 years.
          Management utilized various resources including an independent appraisal specialist, fair value adjustments were made to the Company’s financial statements as of March 16, 2007. In connection with the Merger, fair values were assigned to various other intangible assets. The Company’s brands were assigned a fair value representing the longevity of the Company name and general recognition of the product lines. The Gold Card program was assigned a fair value representing the underlying customer listing, for both the Retail and Franchise segments. The retail agreements were assigned a fair value reflecting the opportunity to expand the Company stores within a major drug store chain and on military facilities. A fair value was assigned to the agreements with the Company’s franchisees, both domestic and international, to operate stores for a contractual period. Fair values were assigned to the Company’s manufacturing and wholesale segments for production and continued sales to certain customers. During the period from March 16, 2007 to September 30, 2007, the Company updated the purchase price allocations, as a result of updates in the assumptions used in the valuation models.
          For the period from January 1, 2007 to March 15, 2007, and the period from March 16, 2007 to September 30, 2007, the Company acquired 17 and 24 franchise stores, respectively. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the period from January 1, 2007 to March 15, 2007, the total purchase price associated with these acquisitions was $0.9 million, of which $0.6 million was paid in cash. For the period from March 16, 2007 to September 30, 2007, the total purchase price associated with these acquisitions was $0.5 million, of which $0.3 million was paid in cash.

          The following table summarizes the Company’s goodwill activity from December 31, 2006 to September 30, 2007.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Predecessor
Balance at December 31, 2006	$26,678	$53,898	$446	$81,022
Acquired franchise stores	161	—	—	161

Balance at March 15, 2007 (unaudited)	$26,839	$53,898	$446	$81,183

Successor

Balance at March 16, 2007 (unaudited)	$238,296	$126,971	$209,356	$574,623
Purchase accounting adjustments	15,748	(2,889)	(10,741)	2,118
Other adjustments	46,415	—	—	46,415
Acquired franchise stores	2	—	—	2

Balance at September 30, 2007 (unaudited)	$300,461	$124,082	$198,615	$623,158

          During the three months ended September 30, 2007, the Company recorded an adjustment of $46.4 million, primarily due to a $45.3 million adjustment to correct deferred taxes related to the Merger. This adjustment resulted in a corresponding increase to goodwill.
          The following table summarizes the Company’s intangible asset activity from December 31, 2006 to September 30, 2007.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Predecessor
Balance at December 31, 2006	$—	$67,476	$144,524	$21,352	$1,710	$235,062

Acquired franchise stores	—	—	—	—	207	207
Amortization expense	—	—	—	(609)	(256)	(865)

Balance at March 15, 2007 (unaudited)	$—	$67,476	$144,524	$20,743	$1,661	$234,404

Successor

Balance at March 16, 2007 (unaudited)	$3,300	$500,000	$220,000	$178,000	$1,661	$902,961
Purchase accounting adjustments	5,700	—	—	(7,000)	—	(1,300)
Acquired franchise stores	—	—	—	—	185	185
Other additions	—	—	—	150	—	150
Amortization expense	(1,649)	—	—	(3,778)	(598)	(6,025)

Balance at September 30, 2007 (unaudited)	$7,351	$500,000	$220,000	$167,372	$1,248	$895,971

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

		Successor			Predecessor
	Estimated	September 30, 2007			December 31, 2006
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)	(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$67,476	$—	$67,476
Brands — franchise	—	220,000	—	220,000	144,524	—	144,524
Gold card — retail	3	3,500	(650)	2,850	2,230	(2,230)	—
Gold card — franchise	3	5,500	(999)	4,501	340	(340)	—
Retail agreements	25-35	31,000	(721)	30,279	8,500	(3,627)	4,873
Franchise agreements	25	70,000	(1,516)	68,484	21,900	(5,421)	16,479
Manufacturing agreements	25	70,000	(1,517)	68,483	—	—	—
Franchise rights	1-5	1,846	(598)	1,248	2,995	(1,285)	1,710
Other intangibles	1-5	150	(24)	126	—	—	—

		$901,996	$(6,025)	$895,971	$247,965	$(12,903)	$235,062

          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at September 30, 2007:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2007	3,134
2008	10,883
2009	9,242
2010	7,058
2011	6,683
Thereafter	138,971

Total	$175,971

NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
          In conjunction with the Merger, the Company repaid certain of its existing debt, and issued new debt. The new debt, which was entered into or issued on the closing, consisted of a senior credit facility comprised of a $675.0 million term loan facility and a $60.0 million revolving credit facility (the “2007 Senior Credit Facility”), $300.0 million aggregate principal amount of Senior Floating Rate Toggle Notes due 2014 (the “Senior Toggle Notes”), and $110.0 million aggregate principal amount of 10.75% Senior Subordinated Notes due 2015 (the “10.75% Senior Subordinated Notes”). The Company utilized proceeds from the new debt to repay its December 2003 senior credit facility, its 8 5/8% Senior Notes issued in January 2005, and its 8 1/2% Senior Subordinated Notes issued in December 2003.
          Long-term debt at each respective period consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
2007 Senior credit facility	$673,313	$—
Senior Toggle Notes	297,167	—
10.75% Senior Subordinated Notes	110,000	—
2003 Senior credit facility	—	55,290
8 5/8% Senior Notes	—	150,000
8 1/2% Senior Subordinated Notes	—	215,000
Mortgage	10,079	11,066
Less: current maturities	(9,633)	(1,765)

Total	$1,080,926	$429,591

          At September 30, 2007, the Company’s total debt principal maturities are as follows:

		Senior	10.75% Senior
Years Ending	2007 Senior	Toggle	Subordinated	Mortgage
December 31,	Credit Facility	Notes (a)	Notes	Loan	Total
			(in thousands)
2007	$3,376	$—	$—	$299	$3,675
2008	6,750	—	—	1,281	8,031
2009	6,750	—	—	1,373	8,123
2010	6,750	—	—	1,472	8,222
2011	6,750	—	—	1,577	8,327
Thereafter	642,937	300,000	110,000	4,077	1,057,014

	$673,313	$300,000	$110,000	$10,079	$1,093,392

(a)	The Senior Toggle Notes include the balance of the initial original issue discount of approximately $3.0 million.

          The Company’s net interest expense for each respective period is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three months	Three months			Nine months
	ended	ended	March 16-	January 1-	ended
	September 30,	September 30,	September 30,	March 15,	September 30,
	2007	2006	2007	2007	2006
			(unaudited)
			(in thousands)
2003 Senior credit facility
Term Loan	$—	$1,973	$—	$918	$5,693
Revolver	—	158	—	132	477
8 5/8% Senior Notes	—	3,235	—	3,807	9,703
8 1/2 % Senior Subordinated Notes	—	4,568	—	2,695	13,706
Call premiums	—	—	—	23,159	—
Deferred financing fees	920	—	1,988	589	2,235
Deferred fee writedown- early extinguishment	—	—	—	11,680	—
2007 Senior credit facility
Term Loan	13,094	—	28,329	—	—
Revolver	106	—	253	—	—
Senior Toggle Notes	7,376	—	15,948	—	—
10.75% Senior Subordinated Notes	2,956	—	6,405	—	—
OID amortization	76	—	166	—	—
Mortgage	180	199	338	392	546
Interest income	(959)	(446)	(1,806)	(336)	(2,876)

Interest expense, net	$23,749	$9,687	$51,621	$43,036	$29,484

          Accrued interest at each respective period consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
2003 Senior credit facility	$—	$43
8 5/8% Senior Notes	—	5,965
8 1/2% Senior Subordinated Notes	—	1,523
2007 Senior credit facility	13,195	—
Senior Toggle Notes	1,334	—
10.75% Senior Subordinated Notes	526	—

Total	$15,055	$7,531

          Description of Debt:
          2007 Senior Credit Facility. In connection with the Merger, the Company entered into the 2007 Senior Credit Facility with a syndicate of lenders. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The Company borrowed the entire $675.0 million under the term loan facility, as well as approximately $10.5 million of the $60.0 million revolving credit facility (excluding approximately $9.4 million of letters of credit), to fund the Merger and related transactions. The $10.5 million borrowing under the new senior revolving credit facility was repaid by the end of March 2007. The term loan facility will mature in September 2013. The revolving credit facility will mature in March 2012. The 2007 Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). Subject to certain exceptions, the Credit Agreement requires that 100% of the net cash proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and a specified percentage of excess cash flow for each fiscal year must be used to pay down outstanding borrowings. GNC Corporation, the Company’s direct parent company, and the Company’s existing and future direct and indirect domestic subsidiaries have guaranteed the Company’s obligations under the 2007 Senior Credit Facility. In addition, the 2007 Senior Credit Facility is secured by first priority pledges (subject to permitted liens) of the Company’s equity interests and the equity interests of the Company’s domestic subsidiaries and the Company’s first-tier foreign subsidiaries.
          All borrowings under the 2007 Senior Credit Facility bear interest, at the Company’s option, at a rate per annum equal to (i) the higher of (x) the prime rate (as publicly announced by JP Morgan Chase Bank, N.A. as its prime rate in effect) and (y) the federal funds effective rate, plus 0.50% per annum plus, in each case, applicable margins of 1.25% per annum for the term loan facility and 1.25% per annum for the revolving credit facility or (ii) adjusted LIBOR plus 2.25% per annum for the term loan facility and 2.25% per annum for the revolving credit facility. In addition to paying interest on outstanding principal under the 2007 Senior Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum.
          The 2007 Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, the Company, and its subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict the Company’s and its subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, and change the passive holding company status of GNC Corporation.
          The 2007 Senior Credit Facility contains events of default, including (subject to customary cure periods and materiality thresholds) defaults based on (1) the failure to make payments under the senior credit facility when due, (2) breach of covenants, (3) inaccuracies of representations and warranties, (4) cross-defaults to other material indebtedness, (5) bankruptcy events, (6) material judgments, (7) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, (8) the actual or asserted invalidity of documents relating to any guarantee or security document, (9) the actual or asserted invalidity of any subordination terms supporting the senior credit facility, and (10) the occurrence of a change in control. If any such event of default occurs, the lenders would be entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a secured creditor. If certain bankruptcy events occur, the facilities will automatically accelerate.
          Senior Toggle Notes. In connection with the Merger, the Company completed a private offering of $300.0 million of the Company’s Senior Floating Rate Toggle Notes due 2014 at 99% of par value. The Senior Toggle Notes are the Company’s senior unsecured obligations and are effectively subordinated to all of the Company’s existing and future secured debt, including the 2007 Senior Credit Facility, to the extent of the assets securing such debt, rank equally with all the Company’s existing and future unsecured senior debt and rank senior to all the Company’s existing and future senior subordinated debt, including the 10.75% Senior Subordinated Notes. The Senior Toggle Notes are guaranteed on a senior unsecured basis by each of the Company’s existing and future domestic subsidiaries (as defined in the Senior Toggle Notes indenture). If the Company fails to make payments on the Senior Toggle Notes, the notes guarantors must make them instead.

          The Company may elect in its sole discretion to pay interest on the Senior Toggle Notes in cash, entirely by increasing the principal amount of the Senior Toggle Notes or issuing new Senior Toggle Notes (“PIK interest”), or on 50% of the outstanding principal amount of the Senior Toggle Notes in cash and on 50% of the outstanding principal amount of the Senior Toggle Notes by increasing the principal amount of the Senior Toggle Notes or by issuing new Senior Toggle Notes (“partial PIK interest”). Cash interest on the Senior Toggle Notes accrues at six-month LIBOR plus 4.5% per annum, and PIK interest, if any, accrues at six-month LIBOR plus 5.25% per annum. If the Company elects to pay PIK interest or partial PIK interest, it will increase the principal amount of the Senior Toggle Notes or issue new Senior Toggle Notes in an aggregate principal amount equal to the amount of PIK interest for the applicable interest payment period (rounded up to the nearest $1,000) to holders of the Senior Toggle Notes on the relevant record date. The Senior Toggle Notes are treated as having been issued with original issue discount for U.S. federal income tax purposes. Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year.
          The Company may redeem some or all of the Senior Toggle Notes at any time after March 15, 2009, at specified redemption prices. In addition, at any time prior to March 15, 2009, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Toggle Notes with the net proceeds of certain equity offerings if at least 65% of the original aggregate principal amount of the notes remain outstanding immediately after such redemption. If the Company experiences certain kinds of changes in control, it must offer to purchase the notes at 101% of par plus accrued interest to the purchase date.
          The Senior Toggle Notes indenture contains certain limitations and restrictions on the Company’s and the Company’s restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase the Company’s stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the Senior Toggle Notes indenture restricts the Company’s and certain of the Company’s subsidiaries’ ability to declare or pay dividends to its stockholders.
          In accordance with the terms of the Senior Toggle Notes agreement and the offering memorandum, these notes were required to be exchanged for publicly registered exchange notes within 210 days after the sale of these notes. As required, these notes were registered and the exchange offer was completed on September 28, 2007.
          10.75% Senior Subordinated Notes. In connection with the March 2007 Merger, the Company completed a private offering of $110.0 million of its 10.75% Senior Subordinated Notes due 2015. The 10.75% Senior Subordinated Notes are the Company’s senior subordinated unsecured obligations and are subordinated to all the Company’s existing and future senior debt, including the Company’s 2007 Senior Credit Facility and the Senior Toggle Notes and rank equally with all of the Company’s existing and future senior subordinated debt and rank senior to all the Company’s existing and future subordinated debt. The 10.75% Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis by each of the Company’s existing and future domestic subsidiaries (as defined in the 10.75% Senior Subordinated Notes indenture). If the Company fails to make payments on the 10.75% Senior Subordinated Notes, the notes guarantors must make them instead. Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year.
          The Company may redeem some or all of the 10.75% Senior Subordinated Notes at any time after March 15, 2009, at specified redemption prices. At any time prior to March 15, 2009, the Company may on one or more occasions redeem up to 50% of the aggregate principal amount of the 10.75% Senior Subordinated Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest (including special interest, if any) to the redemption date with net cash proceeds of certain equity offerings if at least 50% of the original aggregate principal amount of the 10.75% Senior Subordinated Notes remains outstanding after the redemption. If the Company experiences certain kinds of changes in control, it must offer to purchase the 10.75% Senior Subordinated Notes at 101% of par plus accrued interest to the purchase date.
          The 10.75% Senior Subordinated Notes indenture contains certain limitations and restrictions on the Company’s and its restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase the Company’s stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict the Company’s ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the 10.75% Senior Subordinated Notes indenture restricts the Company’s and certain of the Company’s subsidiaries’ ability to declare or pay dividends to the Company’s stockholders.
          In accordance with the terms of the 10.75% Senior Subordinated Notes agreement and the offering memorandum, these notes were required to be exchanged for publicly registered exchange notes within 210 days after the sale of these notes. As required, these notes were registered and the exchange offer was completed on September 28, 2007.

          The Company expects to fund its operations through internally generated cash and, if necessary, from borrowings under the amount remaining available under the Company’s $60.0 million revolving credit facility. The Company expects its primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. The Company anticipates that cash generated from operations, together with amounts available under the Company’s revolving credit facility, will be sufficient to meet its future operating expenses, capital expenditures and debt service obligations as they become due. However, the Company’s ability to make scheduled payments of principal on, to pay interest on, or to refinance the Company’s indebtedness and to satisfy the Company’s other debt obligations will depend on the Company’s future operating performance, which will be affected by general economic, financial and other factors beyond the Company’s control. The Company believes that it has complied with the Company’s covenant reporting and compliance in all material respects for the quarter ended September 30, 2007.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Litigation
          The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company is currently of the opinion that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, and the indemnification provided by the December 2003 Purchase Agreement between the Company and Koninklijke (Royal) Numico N.V. (“Numico”) and Numico U.S.A., Inc. (The “Numico Acquisition”) under the Purchase Agreement, will not have a material adverse impact on its business or financial condition. However, if the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business of financial condition. The Company currently maintains product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as additional insured under most of such parties’ insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.
          Ephedra (Ephedrine Alkaloids). As of September 30, 2007, the Company has been named as a defendant in 2 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.

          Pro-Hormone/Androstenedione Cases. The Company is currently defending against six lawsuits (the “Andro Actions”) relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). These six lawsuits were filed in California, Illinois, New Jersey, New York, Pennsylvania, and Florida.
          In each of the six cases, plaintiffs have sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased certain nutritional supplements from the Company alleged to contain one or more Andro Products.
          On April 17 and 18, 2006, General Nutrition Companies, Inc. (“GNCI”) filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. At the same time, GNCI filed motions seeking to transfer each of the Andro Actions to the United States District Court for the Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying GNCI with Andro Products, and to whom GNCI sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), filed bankruptcy. GNCI was successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the United States District Court for the Southern District of New York based on bankruptcy jurisdiction. The California and Illinois cases were not removed and remain pending in state court.
          Following the conclusion of the MuscleTech Bankruptcy case, plaintiffs, in September 2007, filed a stipulation dismissing all claims related to the sale of MuscleTech products in the four cases currently pending in the Southern District of New York (New Jersey, New York, Pennsylvania, and Florida). Additionally, plaintiffs have filed motions with the Court to remand these actions to their respective state courts, asserting that the federal court is divested of jurisdiction because the MuscleTech bankruptcy action is no longer pending. An oral hearing on these issues is scheduled for December 6, 2007.
          A more detailed description, listed by original state court proceeding and current style, follows:
•	Harry Rodriguez v. General Nutrition Companies, Inc. (previously pending in the Supreme Court of the State of New York, New York County, New York, Index No. 02/126277 and currently styled Harry Rodriguez, individually and on behalf of all others similarly situated, v. General Nutrition Companies, Inc., Case No. 1:06-cv-02987-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 6, 2002, alleged claims for unjust enrichment, violation of General Business Law Section 349 (misleading and deceptive trade practices), and violation of General Business Law Section 350 (false advertising). On July 2, 2003, the court granted part of the GNC motion to dismiss and dismissed the unjust enrichment cause of action. Still pending are plaintiffs’ claims of false advertising and misleading and deceptive trade practices. On January 4, 2006, the court conducted a hearing on the GNC motion for summary judgment and plaintiffs’ motion for class certification, both of which remain pending.

•	Everett Abrams v. General Nutrition Companies, Inc. (previously pending in the Superior Court of New Jersey, Mercer County, New Jersey, Docket No. L-3789-02 and currently styled Everett Abrams, individually and on behalf of all others similarly situated, v. General Nutrition Companies, Inc., Case No. 1:06-cv-07881-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 20, 2002, alleged claims for false and deceptive marketing and omissions and violations of the New Jersey Consumer Fraud Act. On November 18, 2003, the court signed an order dismissing plaintiff’s claims for affirmative misrepresentation and sponsorship with prejudice. The claim for knowing omissions remains pending.

•	Shawn Brown, Ozan Cirak, Thomas Hannon, and Luke Smith v. General Nutrition Companies, Inc. (previously pending in the 15th Judicial Circuit Court, Palm Beach County, Florida, Index. No. CA-02-14221AB and currently styled Shawn Brown, Ozan Cirak, Thomas Hannon and Luke Smith, each individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc., Case No. 1:07-cv-06356-UA, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about November 27, 2002, alleged claims for violations of the Florida Deceptive and Unfair Trade

Practices Act, unjust enrichment, and violation of Florida Civil Remedies for Criminal Practices Act. These claims remain pending.
•	Andrew Toth v. General Nutrition Companies, Inc., et al. (previously pending in the Common Pleas Court of Philadelphia County, Philadelphia, Class Action No. 02-703886 and currently styled Andrew Toth and Richard Zatta, each individually and on behalf of all others similarly situated v. Bodyonics, LTD, d/b/a Pinnacle and General Nutrition Companies, Inc., Case No. 1:06-cv-02721-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 8, 2003, alleged claims for violations of the Unfair Trade Practices and Consumer Protection Law, and unjust enrichment. The court denied the plaintiffs’ motion for class certification, and that order has been affirmed on appeal. Plaintiffs thereafter filed a petition in the Pennsylvania Supreme Court asking that the court consider an appeal of the order denying class certification. The Pennsylvania Supreme Court denied the petition after the case against GNC was removed as described above. The claims for violations of the Unfair Trade Practices and Consumer Protection Law and unjust enrichment remain pending.

•	David Pio and Ty Stephens, individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc. (previously pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 02-CH-14122). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 4, 2004, alleged claims for violations of the Illinois Consumer Fraud Act, and unjust enrichment. The motion for class certification was stricken, but the court afforded leave to the plaintiffs to file another motion. In September 2007, plaintiffs filed a motion to dismiss for want of prosecution, citing the unreasonable and unexplainable inaction of plaintiffs in the lawsuit. On October 4, 2007, the Court granted GNCI’s motion, and this case was dismissed for want of prosecution. Under Illinois law, Plaintiffs may move to reinstate the case in November 2007.

•	Santiago Guzman, individually, on behalf of all others similarly situated, and on behalf of the general public v. General Nutrition Companies, Inc. (pending on the California Judicial Counsel Coordination Proceeding No. 4363, Los Angeles County Superior Court). Plaintiffs filed this putative class action on or about February 17, 2004. The Second Amended Complaint, filed on or about November 27, 2006, alleged claims for violations of the Consumers Legal Remedies Act, violation of the Unfair Competition Act, and unjust enrichment. These claims remain pending.
          Based upon the information available to the Company at the present time, the Company believes that these matters will not have a material adverse effect upon its business or financial condition. As any liabilities that may arise from these cases are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
          Class Action Settlement. Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois, and Texas with respect to claims that the labeling, packaging, and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denied any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties agreed to a national settlement of the lawsuits, which has been approved by the court. Notice to the class has been published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC Gold Card members. Each person who purchased the third-party product and who is part of the class and who presented a cash register receipt or original product packaging will receive a cash reimbursement equal to the retail price paid, net of sales tax. Class members who purchased the product, but who do not have a cash register receipt or original product packaging, were given an opportunity to submit a signed affidavit that would then entitle them to receive one or more coupons. The deadline for submission of register receipts, original product packaging, or signed affidavits, was January 5, 2007. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period from the date of issuance. The Company also agreed to donate 100,000 coupons to the United Way. The deadline for coupon redemption is December 31, 2007. In addition to the cash reimbursements and coupons, as part of the settlement the Company paid legal fees of approximately $1.0 million and incurred advertising and postage costs of approximately $0.4 million in 2006. Additionally, as of September 30, 2007, an accrual of $0.3 million existed for additional advertising and postage costs related to the notification letters. The deadline for class members to opt out of the settlement class or object to the terms of the settlement was July 6, 2007. A final fairness hearing took place on January 27, 2007. As of September 30, 2007, there had been 651 claims forms submitted. Due to the uncertainty that exists as to the extent of future sales to the purchasers, the coupons are an incentive for the purchasers to buy products or services from the Company (at a reduced gross margin). Accordingly, the Company will recognize the settlement by reducing revenue in future periods when the purchasers utilize the coupons.
          Franklin Publications. On October 26, 2005, General Nutrition Corporation, a wholly owned subsidiary of the Company was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The case was subsequently removed to the United States District Court for the Southern District of Ohio, Eastern Division. The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. Franklin does not specify the amount of damages sought, only that they are in excess of $25,000. The Company understands that Franklin believes it is entitled to collect damages up to $24 million. The Company disputes the claims and intends to vigorously defend the lawsuit. The Company believes that the lawsuit will not have a material adverse effect on its business or financial condition. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
          Wage and Hour Claim. On August 11, 2006, the Company and General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, were sued in federal district court for the District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Plaintiffs contend that the Company and General Nutrition Corporation improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. In May 2007, the parties entered into a settlement of the claims, which is subject to court approval. On or about July 3, 2007, the Company sent a notice to all potential claimants, who may then elect to opt in to the settlement. While the actual settlement amount will be based on the number of claimants who actually opt in to participate in the settlement, if approved by the court, the settlement contemplates a maximum total payment by the Company of $1.9 million if all potential claimants opt in. Based on the number of actual opt-ins, the total amount paid in the third quarter of 2007 to the class is approximately $0.1 million. In addition, the Company paid the plaintiffs’ counsel an agreed amount of $0.7 million for attorneys’ fees following approval by the court of the settlement. On July 23, 2007, the court approved the settlement of claims as fair, reasonable, and adequate and entered its Order of Approval.  Although the deadline for opting into the lawsuit has expired, the settlement administrator continues to receive a few late filings which the Company has decided to accept rather than risk a new lawsuit.  Therefore, the total amount paid to the class may increase slightly.  However, the Company believes that any additional payments will not have a material adverse effect on its business or financial condition. The Company will file a Final Judgment in the fourth quarter 2007 which the Company expects will dispose of the claims of the opt-in plaintiffs.
          California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the United States District Court for the Central District of California. Plaintiffs purport to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of GNC throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that GNC failed to pay them split shift and overtime compensation to which they were entitled under California law. The Company intends to vigorously oppose class certification. Based on the information available to us at the present time, the Company believes that this matter will not have a material adverse effect upon its business or financial condition. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Contingencies
          Due to the nature of the Company’s business operations having a presence in multiple taxing jurisdictions, the Company periodically receives inquiries and/or audits from various state and local taxing authorities. Any probable and reasonably estimatable liabilities that may arise from these inquiries have been accrued and reflected in the accompanying financial statements. In conjunction with the Numico Acquisition, certain other contingencies were indemnified by Numico. These indemnifications include certain legal costs associated with certain identified cases as well as any tax costs, including audit settlements, for liabilities incurred prior to December 5, 2003.
NOTE 7. STOCK-BASED COMPENSATION PLANS
Stock Options
          In 2007, the Board of Directors of the Company of the Parent (the “Board”) and Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the Plan is to enable the Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of our Parent’s Class A common stock reserved and available for the Plan is 8.4 million shares. Stock options under the Plan generally are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from date of grant. As of September 30, 2007 the Company had 7.0 million outstanding stock options under the Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the Plan.
          The following table outlines the Parent’s stock option activity:

		Weighted
		Average	Aggregate
	Total Options	Exercise Price	Intrinsic Value
			(in thousands)
Predecessor
Outstanding at December 31, 2006	4,812,836	$3.65	$41,123
Cancellation at March 15, 2007	(4,812,836)

Outstanding at March 15, 2007	—

Successor
Granted	7,347,934	$6.25
Forfeited	(350,800)

Outstanding at September 30, 2007	6,997,134	$6.25

Exercisable at September 30, 2007	—	$—	$—

          The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of September 30, 2007, the net unrecognized compensation cost, after taking into consideration estimated forfeitures, related to options outstanding was $9.5 million and is expected to be recognized over a weighted average period of approximately 4.6 years. As of September 30, 2007, the weighted average remaining contractual life of outstanding options was 9.4 years and management estimates that the aggregate intrinsic value of options outstanding was negative as certain options were granted with exercise prices in excess of estimated fair value. The weighted average Black-Scholes value of options granted during 2007 to date is $1.62.
          SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the period from March 16, 2007 to September 30, 2007 was $1.4 million.

          The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had no exercises of stock options for the period ended September 30, 2007, the expected option term has been estimated by considering both the vesting period, which is typically five years, and the contractual term of ten years. As the Parent’s underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the period ended September 30, 2007 are as follows:

September 30,
2007
(unaudited)
Dividend yield	0.00%
Expected option life	7 years
Volatility factor percentage of market price	23.00%
Discount rate	4.38%
          As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.
Predecessor
          In 2006, the Board of Directors of GNC Corporation (the “GNC Corporation Board”), and its stockholders, approved and adopted the GNC Corporation 2006 Omnibus Stock Incentive Plan (the “2006 Plan”). In 2003 the Board approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “2003 Plan”). These plans are collectively referred to as the (“Predecessor Plans”). The purpose of the Predecessor Plans was to enable GNC Corporation to attract and retain highly qualified personnel who will contribute to the success of the Company. The Predecessor Plans were available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board.
          For the period ended March 15, 2007, the Company recognized total compensation expense of $4.1 million, of which $3.8 million related to the acceleration of the vesting of these options. The Company recorded $47.0 million as a reduction in equity on March 15, 2007 related to the cancellation of these options.
NOTE 8. SEGMENTS
          The Company has three operating segments, each of which is a reportable segment. The operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and other corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada and the sales generated through www.gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and other unallocated costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies’’ to the Company’s audited financial statements for the year ended December 31, 2006, which are included in its Form S-4 filing. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of operating income results by segment.

	Successor	Predecessor	Successor	Predecessor
					Nine Months
			March 16 -	January 1 -	ended September
	Three Months ended September 30,		September 30,	March 15,	30,
	2007	2006	2007	2007	2006
	(unaudited)
	(in thousands)
Revenue:
Retail	$289,479	$274,156	$630,719	$259,313	$853,806
Franchise	65,707	60,727	137,224	47,237	180,341
Manufacturing/Wholesale:
Intersegment (1)	40,321	44,770	88,220	35,477	130,500
Third Party	40,109	32,852	78,911	23,279	103,252

Sub total Manufacturing/Wholesale	80,430	77,622	167,131	58,756	233,752
Sub total segment revenues	435,616	412,505	935,074	365,306	1,267,899
Intersegment elimination (1)	(40,321)	(44,770)	(88,220)	(35,477)	(130,500)

Total revenue	$395,295	$367,735	$846,854	$329,829	$1,137,399

(1)	Intersegment revenues are eliminated from consolidated revenue.

Operating income (loss):
Retail	$32,145	$31,012	$70,974	$28,249	$99,921
Franchise	20,290	17,213	38,724	14,518	48,311
Manufacturing/Wholesale	10,561	14,279	23,677	10,267	38,789
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12,850)	(12,644)	(27,402)	(10,667)	(37,965)
Corporate costs	(15,723)	(16,946)	(34,437)	(26,739)	(57,166)
Merger-related costs	—	—	—	(34,603)	—
Other (expense) income	—	(1,078)	—	—	(1,078)

Sub total unallocated corporate and other (costs) income	(28,573)	(30,668)	(61,839)	(72,009)	(96,209)

Total operating income (loss)	$34,423	$31,836	$71,536	$(18,975)	$90,812

	September 30,	December 31,
	2007	2006
	(in thousands)
	(unaudited)
Total assets:
Retail	$1,217,270	$485,153
Franchise	483,459	275,530
Manufacturing / Wholesale	424,006	133,899
Corporate / Other	106,977	74,203

Total assets	$2,231,712	$968,785

NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
          As of September 30, 2007 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by GNC Corporation and the Company’s direct and indirect domestic subsidiaries. The Senior Toggle Notes are general unsecured obligations of the Company and rank secondary to the Company’s 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on an unsecured basis by all of its existing and future material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of its domestic subsidiaries and rank secondary to its 2007 Senior Credit Facility and Senior Toggle Notes. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company. The guarantees are full and unconditional and joint and several.
          Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of September 30, 2007 and December 31, 2006, the three months ended September 30, 2007 and 2006, the period from March 16, 2007 to September 30, 2007, the period ended March 15, 2007, and the nine months ended September 30, 2006. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
September 30, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Current assets
Cash and cash equivalents	$—	$18,783	$2,496	$—	$21,279
Receivables, net	—	86,061	271	—	86,332
Intercompany receivables	—	114,306	—	(114,306)	—
Inventories, net	—	304,195	20,440	—	324,635
Other current assets	20,207	24,448	2,903	—	47,558

Total current assets	20,207	547,793	26,110	(114,306)	479,804

Goodwill	—	622,845	313	—	623,158
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	163,703	24,111	—	187,814
Investment in subsidiaries	1,757,179	9,925	—	(1,767,104)	—
Other assets	28,472	201,245	—	(8,781)	220,936

Total assets	$1,805,858	$2,265,511	$50,534	$(1,890,191)	$2,231,712

Current liabilities
Current liabilities	$24,827	$191,152	$9,874	$—	$225,853
Intercompany payables	101,430	—	12,876	(114,306)	—

Total current liabilities	126,257	191,152	22,750	(114,306)	225,853

Long-term debt	1,072,041	—	17,666	(8,781)	1,080,926
Deferred tax liabilities	514	263,121	—	—	263,635
Other long-term liabilities	—	54,059	193	—	54,252

Total liabilities	1,198,812	508,332	40,609	(123,087)	1,624,666
Total stockholder’s equity (deficit)	607,046	1,757,179	9,925	(1,767,104)	607,046

Total liabilities and stockholder’s equity (deficit)	$1,805,858	$2,265,511	$50,534	$(1,890,191)	$2,231,712

Supplemental Condensed Consolidating Balance Sheets

Predecessor		Combined	Combined
		Guarantor	Non-Guarantor
December 31, 2006	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Current assets
Cash and cash equivalents	$—	$20,469	$3,611	$—	$24,080
Receivables, net	3,636	71,053	138	—	74,827
Intercompany receivables	—	71,585	—	(71,585)	—
Inventories, net	—	304,340	15,042	—	319,382
Other current assets	213	42,231	4,192	—	46,636

Total current assets	3,849	509,678	22,983	(71,585)	464,925

Goodwill	—	80,592	430	—	81,022
Brands	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	148,948	19,760	—	168,708
Investment in subsidiaries	784,757	7,525	—	(792,282)	—
Other assets	12,475	38,435	—	(8,780)	42,130

Total assets	$801,081	$994,178	$46,173	$(872,647)	$968,785

Current liabilities
Current liabilities	$4,421	$198,044	$12,884	$—	$215,349
Intercompany payables	64,609	—	6,976	(71,585)	—

Total current liabilities	69,030	198,044	19,860	(71,585)	215,349

Long-term debt	419,720	—	18,651	(8,780)	429,591
Other long-term liabilities	—	11,377	137	—	11,514

Total liabilities	488,750	209,421	38,648	(80,365)	656,454
Total stockholder’s equity (deficit)	312,331	784,757	7,525	(792,282)	312,331

Total liabilities and stockholder’s equity (deficit)	$801,081	$994,178	$46,173	$(872,647)	$968,785

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$374,788	$23,434	$(2,927)	$395,295

Cost of sales, including costs of warehousing, distribution and occupancy	—	250,564	16,923	(2,927)	264,560

Gross profit	—	124,224	6,511	—	130,735

Compensation and related benefits	—	58,144	3,658	—	61,802
Advertising and promotion	—	13,242	131	—	13,373
Other selling, general and administrative	467	20,899	(27)	—	21,339
Subsidiary (income) expense	(6,799)	(1,728)	—	8,527	—
Other (income) expense	—	—	(202)	—	(202)

Operating income (loss)	6,332	33,667	2,951	(8,527)	34,423

Interest expense, net	996	22,459	294	—	23,749

Income (loss) before income taxes	5,336	11,208	2,657	(8,527)	10,674

Income tax (benefit) expense	(797)	4,409	929	—	4,541

Net income (loss)	$6,133	$6,799	$1,728	$(8,527)	$6,133

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to September 30, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$803,725	$49,938	$(6,809)	$846,854

Cost of sales, including costs of warehousing, distribution and occupancy	—	538,584	36,016	(6,809)	567,791

Gross profit	—	265,141	13,922	—	279,063

Compensation and related benefits	—	124,577	7,706	—	132,283
Advertising and promotion	—	27,535	350	—	27,885
Other selling, general and administrative	854	46,072	765	—	47,691
Subsidiary (income) expense	(16,030)	(3,069)	—	19,099	—
Other (income) expense	—	—	(332)	—	(332)

Operating income (loss)	15,176	70,026	5,433	(19,099)	71,536

Interest expense, net	6,160	44,947	514	—	51,621

Income (loss) before income taxes	9,016	25,079	4,919	(19,099)	19,915

Income tax (benefit) expense	(2,720)	9,049	1,850	—	8,179

Net income (loss)	$11,736	$16,030	$3,069	$(19,099)	$11,736

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$314,632	$17,489	$(2,292)	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	—	201,973	12,494	(2,292)	212,175

Gross profit	—	112,659	4,995	—	117,654

Compensation and related benefits	—	61,615	2,696	—	64,311
Advertising and promotion	—	20,435	38	—	20,473
Other selling, general and administrative	86	17,514	(204)	—	17,396
Subsidiary (income) expense	(12,958)	(1,581)	—	14,539	—
Other (income) expense	34,603	—	(154)	—	34,449

Operating income (loss)	(21,731)	14,676	2,619	(14,539)	(18,975)

Interest expense, net	42,981	(539)	594	—	43,036

Income (loss) before income taxes	(64,712)	15,215	2,025	(14,539)	(62,011)

Income tax (benefit) expense	(13,398)	2,257	444	—	(10,697)

Net income (loss)	$(51,314)	$12,958	$1,581	$(14,539)	$(51,314)

Supplemental Condensed Consolidating Statements of Operations

Predecessor		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2006	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$348,570	$21,102	$(1,937)	$367,735

Cost of sales, including costs of warehousing, distribution and occupancy	—	227,815	15,373	(1,937)	241,251

Gross profit	—	120,755	5,729	—	126,484

Compensation and related benefits	—	57,436	3,395	—	60,831
Advertising and promotion	—	10,836	146	—	10,982
Other selling, general and administrative	490	20,886	384	—	21,760
Subsidiary (income) expense	(14,716)	28	—	14,688	—
Other (income) expense	—	(6)	1,081	—	1,075

Operating income (loss)	14,226	31,575	723	(14,688)	31,836

Interest expense, net	757	8,598	332	—	9,687

Income (loss) before income taxes	13,469	22,977	391	(14,688)	22,149

Income tax (benefit) expense	(463)	8,261	419	—	8,217

Net income (loss)	$13,932	$14,716	$(28)	$(14,688)	$13,932

Supplemental Condensed Consolidating Statements of Operations

Predecessor		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2006	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$1,081,953	$63,309	$(7,863)	$1,137,399

Cost of sales, including costs of warehousing, distribution and occupancy	—	713,598	45,716	(7,863)	751,451

Gross profit	—	368,355	17,593	—	385,948

Compensation and related benefits	—	177,269	10,031	—	187,300
Advertising and promotion	—	40,798	539	—	41,337
Other selling, general and administrative	2,000	62,894	1,232	—	66,126
Subsidiary (income) expense	(41,238)	(2,767)	—	44,005	—
Other (income) expense	—	(19)	392	—	373

Operating income (loss)	39,238	90,180	5,399	(44,005)	90,812

Interest expense, net	2,234	26,203	1,047	—	29,484

Income (loss) before income taxes	37,004	63,977	4,352	(44,005)	61,328

Income tax (benefit) expense	(1,571)	22,739	1,585	—	22,753

Net income (loss)	$38,575	$41,238	$2,767	$(44,005)	$38,575

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to September 30, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$(730)	$42,665	$3,303	$45,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(16,851)	(2,311)	(19,162)
Investment/distribution	20,113	(20,113)	—	—
Acquisition of the Company	(1,624,732)	—	—	(1,624,732)
Other investing	—	(264)	—	(264)

Net cash provided by (used in) investing activities	(1,604,619)	(37,228)	(2,311)	(1,644,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	1,690	—	—	1,690
Issuance of new equity	552,291	—	—	552,291
Borrowings from new senior credit facility	675,000	—	—	675,000
Proceeds from issuance of new senior sub notes	110,000	—	—	110,000
Proceeds from issuance of new senior notes	297,000	—	—	297,000
Financing fees	(28,944)	—	—	(28,944)
Other financing	(1,688)	5,787	(651)	3,448

Net cash provided by (used in) financing activities	1,605,349	5,787	(651)	1,610,485

Effect of exchange rate on cash	—	—	202	202

Net increase in cash	—	11,224	543	11,767

Beginning balance, cash	—	7,559	1,953	9,512

Ending balance, cash	$—	$18,783	$2,496	$21,279

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH USED IN OPERATING ACTIVITIES:	$(43,103)	$(3,102)	$(583)	$(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,117)	(576)	(5,693)
Investment/distribution	—	—	—	—
Other investing	—	(555)	—	(555)

Net cash provided by (used in) investing activities	—	(5,672)	(576)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from selling shareholders	463,393	—	—	463,393
Redemption of 8 5/8% senior notes	(150,000)	—	—	(150,000)
Redemption of 8 1/2% senior notes	(215,000)	—	—	(215,000)
Payment of 2003 senior credit facility	(55,290)	—	—	(55,290)
Other financing	—	(4,136)	(334)	(4,470)

Net cash provided by (used in) financing activities	43,103	(4,136)	(334)	38,633

Effect of exchange rate on cash	—	—	(165)	(165)

Net increase (decrease) in cash	—	(12,910)	(1,658)	(14,568)

Beginning balance, cash	—	20,469	3,611	24,080

Ending balance, cash	$—	$7,559	$1,953	$9,512

Supplemental Condensed Consolidating Statements of Cash Flows

Predecessor		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2006	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$65,270	$3,585	$68,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(14,828)	(1,222)	(16,050)
Investment/distribution	50,693	(50,693)	—	—
Other investing	—	(591)	—	(591)

Net cash provided by (used in) investing activities	50,693	(66,112)	(1,222)	(16,641)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in GNC Corporation investment in General Nutrition Centers, Inc	(23)	—	—	(23)
Restricted payment made to GNC Corporation shareholders	(49,934)	—	—	(49,934)
Payments on long-term debt	(736)	—	(814)	(1,550)
Other financing	—	618	—	618

Net cash (used in) provided by financing activities	(50,693)	618	(814)	(50,889)

Effect of exchange rate on cash	—	—	22	22

Net (decrease) increase in cash	—	(224)	1,571	1,347

Beginning balance, cash	—	83,143	2,870	86,013

Ending balance, cash	$—	$82,919	$4,441	$87,360

NOTE 10. INCOME TAXES
          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN 48) which applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities.
          The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additionally, as a result of the implementation of FIN 48, the Company recorded $15.0 million of unrecognized tax benefits related to a balance sheet reclassification that did not impact retained earnings. Included in this amount are $11.3 million of unrecognized tax benefits related to periods that are subject to the indemnification provisions of the purchase agreement between the Company and Numico. Under these provisions Numico is responsible for the satisfaction of these claims, and, as such the Company has recorded a corresponding receivable of $11.3 million. The remaining $3.7 million relates to tax positions previously categorized as current liabilities.
          After the recognition of these items in connection with the implementation of FIN 48, the total liability for unrecognized tax benefits at January 1, 2007 was $15.4 million. None of the tax benefits would reduce the Company’s effective tax rate if the tax benefits were recognized in the financial statements. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2007, the Company has accrued approximately $0.7 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

          The Company has recorded additional unrecognized tax benefits of approximately $3.0 million during the nine months ended September 30, 2007. The additional unrecognized tax benefits recorded during the nine months ended September 30, 2007 are principally related to the continuation of previously taken tax positions. At September 30, 2007, the Company has $18.4 million of unrecognized tax benefits. As of September 30, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
          The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it operates.  The Company has been audited by the Internal Revenue Service through its December 4, 2003 tax year.  The Company has various state and local jurisdiction tax years open to examination (earliest open period 1997), and the Company also has certain state and local jurisdictions currently under audit. As of September 30, 2007, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.
          The effective tax rate of 17.3% for the period ended March 15, 2007 included the Company’s preliminary conclusions related to the income tax treatment of the merger costs. The effective tax rate differed from the federal statutory rate of 35% primarily due to the amount of loss before tax and the preliminary treatment of merger costs. The effective tax rate for the period from March 16, 2007 through September 30, 2007 and for the three months ended September 30, 2007 differed from the statutory rate due to an increase in state tax expense, and the Company’s inability to utilize certain federal tax deductions as a result of the existence of net operating losses.
NOTE 11. RELATED PARTY TRANSACTIONS
          Successor:
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a services agreement with its Parent, GNC Acquisition Holdings Inc (“Holdings”). Under the agreement, Holdings agreed to provide the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The company agreed to provide customary indemnifications to Holdings and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Holdings for services rendered in connection with the Merger. As of September 30, 2007, $0.8 million had been paid pursuant to this agreement.
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, of which various Ares fund portfolios, which are related to the one of our sponsors, are investors. As of October 10, 2007, certain affiliates of Ares Management LLC held approximately $64.7 million of term loans under the Company’s 2007 Senior Credit Facility.
          Predecessor:
          Management Service Fees. As of December 5, 2003, the Company and Parent entered into a management services agreement with Apollo Management V. The agreement provides that Apollo Management V furnish certain investment banking, management, consulting, financial planning, and financial advisory services on an ongoing basis and for any significant financial transactions that may be undertaken in the future. The length of the agreement was ten years. There was an annual general services fee of $1.5 million, which was payable in monthly installments. There were also major transaction services fees for services that Apollo Management V may provide which would be based on normal and customary fees of like kind. In addition, the Company reimburses expenses that are incurred and paid by Apollo Management V on behalf of the Company. For the nine months ended September 30, 2006 and the period from January 1, 2007 to March 15, 2007, $1.1 million and $0.4 million, respectively, were paid to Apollo Management V under the terms of this agreement. In addition, as a result of the Merger, for the period from January 1, 2007 to March 15, 2007, $7.5 million was paid to Apollo Management V as a one-time payment for the termination of the management services agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q.
          The following discussion gives effect to the Merger. As a result, our consolidated financial statements reflect our financial position as of September 30, 2007, and our results of operations and cash flows for the period from March 16, 2007 to September 30, 2007, and the nine months ended September 30, 2006, and the financial position of our predecessor entity as of December 31, 2006, and its results of operations and cash flows for the period from January 1, 2007 to March 15, 2007.
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
          All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with governmental regulations;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political, and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow; and

•	the failure to adequately protect or enforce our intellectual property rights against competitors.

•	changes in applicable laws relating for our franchise operations; and

•	our inability to expand our franchise operations or attract new franchisees.
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
Business Overview
     We are the largest global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,900 locations operating under the GNC brand name.
     Revenues and Operating Performance from our Business Segments
          We measure our operating performance primarily through revenues and operating income from our three business segments, Retail, Franchise, and Manufacturing/Wholesale, and through monitoring of our unallocated costs from our warehousing, distribution and corporate segments, as follows:
•	Retail revenues are generated by sales to consumers at our company-owned stores and through www.gnc.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. According to Nutrition Business Journal’s Supplement Business Report 2006, our industry is projected to grow at an average annual rate of 4% for the next five years due in part to favorable demographics, including an aging U.S. population, rising healthcare costs, and the desire by many to live longer, healthier lives. As a leader in our industry, we expect our retail revenues to grow at or above the projected industry growth rate as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness, and vertical integration.

•	Franchise revenues are generated primarily from:
(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which are charged for initial franchise awards, renewals, and transfers of franchises.
          Since we do not anticipate the number of our domestic franchised stores to increase significantly, our domestic franchise revenue growth will be generated by royalties on increased franchise retail sales and product sales to our existing franchisees. We expect that the increase in the number of our international franchised stores over the next five years will result in increased initial franchise fees associated with new store openings and increased manufacturing/wholesale revenues from product sales to new franchisees. As franchise trends continue to improve, we also anticipate that franchise revenue from international operations will be driven by increased royalties on franchise retail sales and increased product sales to our franchisees.
•	Manufacturing/wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary and third-party products to and through Rite Aid and drugstore.com. While revenues generated through our strategic alliance with Rite Aid do not represent a substantial component of our business, we believe that sales of our products to and through Rite Aid will continue to grow in accordance with our projected retail revenue growth. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity, and we anticipate that these revenues will remain stable over the next five years.

•	A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network and manufacturing capacity can support higher sales volume without adding significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in significant operating leverage in our business.

          The following trends and uncertainties in our industry could positively or negatively affect our operating performance:
•	volatility in the diet category;

•	broader consumer awareness of health and wellness issues and rising healthcare costs;

•	interest in, and demand for, condition-specific products based on scientific research;

•	significant effects of favorable and unfavorable publicity on consumer demand;

•	lack of a single product or group of products dominating any one product category;

•	rapidly evolving consumer preferences and demand for new products; and

•	costs associated with complying with new and existing governmental regulation.
Executive Overview
          In 2005, we undertook a series of strategic initiatives to rebuild the business and to establish a foundation for stronger future performance. These initiatives were implemented in order to reverse declining sales trends, a lack of connectivity with our customers, and deteriorating franchisee relations. In 2006 and 2007, we continued to focus on these strategies and continued to see favorable results. These initiatives have allowed us to capitalize on our national footprint, brand awareness, and competitive positioning to improve our overall performance. Specifically, we:
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
          These and other strategies led to a reversal of the negative trends of the business. Domestic same store sales improved in each quarter of the year, culminating with a 6.5% increase in company-owned same store sales in the fourth quarter of 2006. For the year ended December 31, 2006, domestic same store sales increased 11.1%. For the third quarter ended September 30, 2007, domestic same store sales increased 3.3%. We also realized steady improvement in our product categories, highlighted by particular strength in the sports nutrition and VMHS categories. During the latter part of 2005 we began to see a stabilizing diet category and, for the year ended December 31, 2006, we saw substantial improvement in the category compared to 2005, although the category again showed some weakness in the first half of 2007. We anticipate that these positive trends in our business will continue in the future given that we believe they are the result of underlying changes to our business model implemented by our strategic initiatives.
          Additionally, in July, 2007, we extended our alliance with Rite Aid through December 31, 2014, with Rite Aid’s commitment to open 1,125 new store-within-a-store locations by that date.
          The following discussion and analysis of our historical financial condition and results of operations covers periods prior to and including the consummation of the Merger. Accordingly, the discussion and analysis of these periods does not reflect the complete and significant impact the Merger and related transactions has had on us. As a result of the Merger and related transactions, we are highly leveraged. Significant additional liquidity requirements, resulting primarily from increased interest expense and other factors, such as increased depreciation and amortization as a result of the application of purchase accounting, will significantly affect our financial condition, results of operations, and liquidity going forward.
Results of Operations
          The following information presented for the periods ended March 15, 2007 and September 30, 2007, as of September 30, 2007, and as of and for the three and nine months ended September 30, 2006 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included. In the table that follows and in the accompanying discussion, the period ended March 15, 2007 and the period ended September 30, 2007 have been combined for discussion purposes.
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
          Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Beginning in the first quarter of 2006, we also included our internet sales, as generated through www.gnc.com and drugstore.com, in our domestic company-owned same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchised store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented from the date of relocation to a different mall or shopping center and from the date of a conversion. In the second quarter of 2006, we modified the calculation method for domestic franchised same store sales consistent with this description, which has been the method historically used for domestic company-owned same store sales.

Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Successor		Predecessor		Combined		Predecessor
	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(unaudited)
Revenues:
Retail	$289.4	73.2%	$274.1	74.5%	$890.0	75.6%	$853.8	75.1%
Franchise	65.8	16.7%	60.7	16.5%	184.5	15.7%	180.3	15.8%
Manufacturing / Wholesale	40.1	10.1%	32.9	9.0%	102.2	8.7%	103.3	9.1%

Total net revenues	395.3	100.0%	367.7	100.0%	1,176.7	100.0%	1,137.4	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	264.6	67.0%	241.3	65.6%	780.0	66.3%	751.5	66.1%
Compensation and related benefits	61.8	15.6%	60.8	16.6%	196.6	16.7%	187.3	16.5%
Advertising and promotion	13.4	3.4%	11.0	3.0%	48.4	4.1%	41.3	3.6%
Other selling, general and administrative expenses	18.1	4.6%	20.2	5.5%	58.2	4.9%	62.6	5.5%
Amortization expense	3.3	0.8%	1.5	0.4%	6.9	0.6%	3.5	0.3%
Foreign currency gain	(0.2)	-0.1%	—	0.0%	(0.5)	0.0%	(0.7)	-0.1%
Other expense	—	0.0%	1.1	0.3%	34.6	2.9%	1.1	0.1%

Total operating expenses	361.0	91.3%	335.9	91.4%	1,124.2	95.5%	1,046.6	92.0%

Operating income:
Retail	32.1	8.1%	31.0	8.4%	99.2	8.5%	99.9	8.8%
Franchise	20.3	5.1%	17.2	4.7%	53.3	4.5%	48.3	4.3%
Manufacturing / Wholesale	10.6	2.7%	14.2	3.8%	34.0	2.9%	38.8	3.4%
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12.9)	-3.2%	(12.6)	-3.4%	(38.1)	-3.3%	(37.9)	-3.3%
Corporate costs	(15.7)	-4.0%	(16.9)	-4.6%	(61.2)	-5.2%	(57.2)	-5.1%
Merger-related costs	—	0.0%	—	0.0%	(34.6)	-2.9%	—	0.0%
Other expense (income)	—	0.0%	(1.1)	-0.3%	—	0.0%	(1.1)	-0.1%

Subtotal unallocated corporate and other costs net	(28.6)	-7.2%	(30.6)	-8.3%	(133.9)	-11.4%	(96.2)	-8.5%

Total operating income	34.4	8.7%	31.8	8.6%	52.6	4.5%	90.8	8.0%

Interest expense, net	23.8		9.7		94.7		29.5

Income (loss) before income taxes	10.6		22.1		(42.1)		61.3

Income tax expense (benefit)	4.5		8.2		(2.5)		22.7

Net income (loss)	$6.1		$13.9		$(39.6)		$38.6

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the table above and could occasionally differ immaterially if you were to use the unrounded data for these calculations.

Comparison of the Three Months Ended September 30, 2007 and 2006
     Revenues
          Our consolidated net revenues increased $27.6 million, or 7.5%, to $395.3 million for the three months ended September 30, 2007 compared to $367.7 million for the same period in 2006. The increase was generated in each of our three segments.
          Retail. Revenue in our retail segment, which includes all our company-owned stores in North America as well as our internet site www.gnc.com, increased $15.3 million or 5.6% to $289.4 million for the three months ended September 30, 2007 compared to $274.1 million for the same period in 2006. Our domestic company-owned same store sales improved for the quarter by 3.3%. Our Canadian company-owned stores continued their strong sales growth with improved same store sales of 9.0% in the third quarter of 2007. Our domestic company-owned store base increased to 2,572 stores at September 30, 2007 compared to 2,538 stores at September 30, 2006 primarily due to franchise store acquisitions, and our Canadian store base increased by 11 stores to 144 at September 30, 2007 compared to 133 at September 30, 2006.
          Franchise. Revenues in our Franchise segment increased $5.1 million, or 8.4%, to $65.8 million for the three months ended September 30, 2007 compared to $60.7 million for the same period in 2006. Domestic franchise revenue increased $0.5 million despite operating 70 fewer franchise domestic stores in the third quarter of 2007 compared to the same period in 2006. There were 1,001 domestic franchise stores at September 30, 2007 compared to 1,071 stores at September 30, 2006. International franchise revenue increased by $4.6 million as a result of increased product sales and royalties. Our international franchise store base increased by 150 stores to 1,057 at September 30, 2007 compared to 907 at September 30, 2006.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale and consignment sales to Rite Aid and drugstore.com, increased $7.2 million, or 21.9%, to $40.1 million for the three months ended September 30, 2007 compared to $32.9 million for the same period in 2006. Sales increased in the South Carolina plant by $2.3 million. Wholesale sales to Rite Aid and drugstore.com increased by $6.6 million, primarily a result of private label products sold to Rite Aid for its newly acquired Eckerd stores. Additionally, we had $1.7 million in sales in the third quarter of 2006 from our Australia facility, which was sold in November 2006.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $23.3 million, or 9.7%, to $264.6 million for the three months ended September 30, 2007 compared to $241.3 million for the same period in 2006. Consolidated cost of sales, as a percentage of net revenue, was 67.0% for the three months ended September 30, 2007 compared to 65.6% for the three months ended September 30, 2006. Included in cost of sales for the three months ended September 30, 2007 was $7.1 million of amortization of inventory step up and lease adjustments to fair value as a result of the Merger in March 2007.
          Product costs. Product costs increased $21.6 million, or 12.1%, to $200.1 million for the three months ended September 30, 2007 compared to $178.5 million for the same period in 2006. Consolidated product costs, as a percentage of net revenue, were 50.7% for the three months ended September 30, 2007 compared to 48.6% for the three months ended September 30, 2006. Included in the 2007 product costs was $7.2 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.
          Warehousing and distribution costs. Warehousing and distribution costs increased $0.5 million or 3.8%, to $13.5 million for the three months ended September 30, 2007 compared to $13.0 million for the three months ended September 30, 2006. The increase was due primarily to increases in shipping costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, was 3.4% for the three months ended September 30, 2007 and 3.5% for the three months ended September 30, 2006.

          Occupancy costs. Occupancy costs increased $1.2 million, or 2.4%, to $51.0 million for the three months ended September 30, 2007 compared to $49.8 million for the same period in 2006. This increase was the result of higher lease-related costs of $2.5 million, primarily a result of normal lease cost increases and the addition of 34 corporate stores since September 30, 2006, offset by a reduction in depreciation expense and other occupancy related expenses of $1.1 million and a decrease in other occupancy expenses of $0.2 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.9% and 13.5% for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively. Included in occupancy costs for the three months ended September 30, 2007 was $0.1 million of income related to lease adjustments to fair value as a result of the Merger.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $3.1 million, or 3.3%, to $96.6 million, for the three months ended September 30, 2007 compared to $93.5 million for the same period in 2006. These expenses, as a percentage of net revenue, were 24.4% for the three months ended September 30, 2007 compared to 25.5% for the three months ended September 30, 2006.
          Compensation and related benefits. Compensation and related benefits increased $1.0 million, or 1.6%, to $61.8 million for the three months ended September 30, 2007 compared to $60.8 million for the same period in 2006. Increases occurred in (1) base wage expense, primarily in our retail stores, of $1.7 million, and (2) health insurance costs of $1.0 million. These increases were offset by decreased incentive and commission expense of $1.4 million and a decrease in other compensation expenses of $0.3 million.
          Advertising and promotion. Advertising and promotion expenses increased $2.4 million, or 21.8%, to $13.4 million for the three months ended September 30, 2007 compared to $11.0 million during the same period in 2006. Advertising expense increased as a result of increased television and print advertising of $1.3 million, increased in-store marketing of $0.5 million and an increase in other advertising related costs of $0.6 million.
          Other SG&A. Other SG&A expenses, including amortization expense, decreased $0.3 million, or 1.4%, to $21.4 million for the three months ended September 30, 2007 compared to $21.7 million for the same period in 2006. For the three months ended September 30, 2007, compared to the same period in 2006, decreases in professional expenses of $1.7 million and legal settlement expense of $0.7 million were offset by increases in amortization expense for intangible assets of $1.8 million, the result of the application of purchase accounting, coupled with increases in various other selling, general and administrative expenses of $0.3 million
     Foreign Currency Gain
          Foreign currency gain was $0.2 million for the three months ended September 30, 2007 and resulted primarily from accounts payable activity with our Canadian subsidiary.
     Other Expense
          Other expense for the three months ended September 30, 2006 was $1.1 million, which was the expected loss on the pending sale of our Australian subsidiary. The sale closed in the fourth quarter of 2006.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $2.6 million, or 8.2%, to $34.4 million for the three months ended September 30, 2007 compared to $31.8 million for the same period in 2006. Operating income, as a percentage of net revenue, was 8.7% for the three months ended September 30, 2007 and 8.6% for the three months ended September 30, 2006. Included in operating income for the three months ended September 30, 2007 was $7.1 million of amortization of inventory step up and lease adjustments to fair value as a result of the Merger in March 2007.
          Retail. Operating income increased $1.1 million, or 3.5% to $32.1 million for the three months ended September 30, 2007 compared to $31.0 million for the same period in 2006. Revenue and margin increases were partially offset by $2.9 million amortization of inventory step up and lease adjustments as a result of the Merger.

          Franchise. Operating income increased $3.1 million, or 18.0%, to $20.3 million for the three months ended September 30, 2007 compared to $17.2 million for the same period in 2006. This increase was primarily attributable to an increase in margins related to wholesale sales to our international and domestic franchisees.
          Manufacturing/Wholesale. Operating income decreased $3.6 million, or 25.4%, to $10.6 million for the three months ended September 30, 2007 compared to $14.2 million for the same period in 2006. The decrease was primarily the result of higher sales to third parties of contract manufactured goods, and increased margin offset by $4.2 million amortization of inventory step up as a result of the Merger.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.3 million to $12.9 million for the three months ended September 30, 2007 compared to $12.6 million for the same period in 2006.
          Corporate Costs. Corporate overhead cost decreased $1.2 million, or 7.1%, to $15.7 million for the three months ended September 30, 2007 compared to $16.9 million for the same period in 2006. This decrease was primarily the result of reduced professional expenses and legal settlement expenses, offset by increases in health insurance costs.
          Other (Expense) Income. Other expense for the three months ended September 30, 2006 was $1.1 million, which was the expected loss on the pending sale of our Australian subsidiary. The sale closed in the fourth quarter of 2006.
     Interest Expense
          Interest expense increased $14.1 million to $23.8 million for the three months ended September 30, 2007 compared to $9.7 million for the same period in 2006. This increase was attributable to the change in our debt structure and interest rates, as a result of the Merger.
     Income Tax Expense
          We recognized $4.5 million of consolidated income tax expense during the three months ended September 30, 2007 compared to $8.2 million of tax expense for the same period of 2006. The effective tax rate for the three months ended September 30, 2007, was 42.5% compared to 37.1% for the same period in 2006. The increase in the effective rate is due principally to an increase in our state tax expense. The rate was also affected by changes in non-deductible expenses and our inability to utilize certain federal tax deductions as a result of the existence of net operating losses.
     Net Income
          As a result of the foregoing, consolidated net income decreased $7.8 million to $6.1 million for the three months ended September 30, 2007 compared to $13.9 million for the same period in 2006. Net income, as a percentage of net revenue, was 1.5% for the three months ended September 30, 2007 and 3.8% for the three months ended September 30, 2006.

Comparison of the Nine months Ended September 30, 2007 and 2006
     Revenues
          Our consolidated net revenues increased $39.3 million, or 3.5%, to $1,176.7 million for the nine months ended September 30, 2007 compared to $1,137.4 million for the same period in 2006. The increase was primarily the result of increased sales in our Retail and Franchise segments, partially offset by decreased revenue in our Manufacturing/Wholesale segment.
          Retail. Revenues in our Retail segment increased $36.2 million, or 4.2%, to $890.0 million for the nine months ended September 30, 2007 compared to $853.8 million for the same period in 2006. Included as part of the revenue increase was $21.4 million in revenue for sales through www.gnc.com compared to $12.2 million in 2006. In the first nine months of 2007, our domestic company-owned same store sales improved by 1.7% and our Canadian company-owned stores improved by 10.1% for the same period. Our company-owned store base increased by 34 stores to 2,572 domestically, primarily due to franchise store acquisitions, and our Canadian store base increased by 11 stores to 144 at September 30, 2007 compared to 133 at September 30, 2006.
          Franchise. Revenues in our Franchise segment increased $4.2 million, or 2.3%, to $184.5 million for the nine months ended September 30, 2007 compared to $180.3 million for the same period in 2006. This increase is due to increases in our international franchise revenue of $7.9 million as a result of higher product sales and royalties, offset by a $3.7 million decrease in domestic franchise revenue, the result of operating 70 fewer domestic franchise stores in the nine months ended September 30, 2007 compared to the same period in 2006. There were 1,001 domestic franchise stores at September 30, 2007 compared to 1,071 stores at September 30, 2006. Our international franchise store base increased by 150 stores to 1,057 at September 30, 2007 compared to 907 at September 30, 2006.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale and consignment sales to Rite Aid and drugstore.com, decreased $1.1 million, or 1.1%, to $102.2 million for the nine months ended September 30, 2007 compared to $103.3 million for the same period in 2006. Wholesale sales to Rite Aid and drugstore.com increased by $8.5 million while sales decreased in the South Carolina plant by $4.6 million, primarily a result of a one-time $10.0 million sale of one product to one particular third-party customer in the first nine months of 2006. Additionally, we had $5.0 million in sales in the nine months ended September 30, 2006 from our Australia facility, which was sold in November 2006.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $28.5 million, or 3.8%, to $780.0 million for the nine months ended September 30, 2007 compared to $751.5 million for the same period in 2006. Consolidated cost of sales, as a percentage of net revenue, was 66.3% for the nine months ended September 30, 2007 compared to 66.1% for the nine months ended September 30, 2006. Included in cost of sales for the first nine months of 2007 was $15.4 million of amortization of inventory step up and lease adjustments to fair value as a result of the Merger.
          Product costs. Product costs increased $25.3 million, or 4.5%, to $589.0 million for the nine months ended September 30, 2007 compared to $563.7 million for the same period in 2006. Consolidated product costs, as a percentage of net revenue, were 50.1% for the nine months ended September 30, 2007 compared to 49.7% for the nine months ended September 30, 2006. This increase was due to a higher mix of retail sales, which carry a higher gross margin than franchise and manufacturing/wholesale segment revenues, as well as lower product costs, offset by $15.5 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.

          Warehousing and distribution costs. Warehousing and distribution costs increased $0.8 million, or 2.0%, to $40.0 million for the nine months ended September 30, 2007 compared to $39.2 million for the same period in 2006. This increase was attributable to higher third party shipping and fuel costs and increased supply costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% for each of the nine months ended September 30, 2007 and the nine months ended September 30, 2006.
          Occupancy costs. Occupancy costs increased $2.4 million, or 1.6%, to $151.0 million for the nine months ended September 30, 2007 compared to $148.6 million for the same period in 2006. This increase was the result of higher lease-related costs of $5.3 million, primarily a result of normal lease cost increases and the addition of 34 corporate stores since September 30, 2006, offset by a reduction in depreciation expense and other occupancy related expenses of $2.9 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.8% for the nine months ended September 30, 2007 compared to 13.1% for the nine months ended September 30, 2006. Included in occupancy costs for the nine months ended September 30, 2007 was $0.1 million of income related to lease adjustments to fair value as a result of the Merger.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $15.4 million, or 5.2%, to $310.1 million, for the nine months ended September 30, 2007 compared to $294.7 million for the same period in 2006. These expenses, as a percentage of net revenue, were 26.4% for the nine months ended September 30, 2007 compared to 25.9% for the nine months ended September 30, 2006.
          Compensation and related benefits. Compensation and related benefits increased $9.3 million, or 5.0%, to $196.6 million for the nine months ended September 30, 2007 compared to $187.3 million for the same period in 2006. The increase was the result of merger-related costs of: (1) $3.8 million of non-cash stock based compensation generated as a result of the cancellation of all stock options at the merger date; (2) $9.6 million in accelerated discretionary payments made to vested option holders and the associated payroll taxes; and (3) $1.9 million in incentives related to the sale of the Company; and normal operations of: (1) $4.2 million of increased wages in our stores to support the higher sales and the 34 new locations added since September 30, 2006, and (2) $2.2 million in increased health insurance costs. These increases were offset by lower incentive accruals and payments of $11.5 million and other compensation related costs of $0.9 million. Additionally, in 2006, we paid $4.2 million in discretionary payments to our employee option holders.
          Advertising and promotion. Advertising and promotion expenses increased $7.1 million, or 17.2%, to $48.4 million for the nine months ended September 30, 2007 compared to $41.3 million during the same period in 2006. Advertising expense increased as a result of increased television and print advertising of $4.4 million, additional website advertising related to our gnc.com website of $0.7 million, a reduction in contributions from our domestic franchisees to our national ad fund of $0.7 million and other advertising related costs of $1.3 million.
          Other SG&A. Other SG&A expenses, including amortization expense, decreased $1.0 million, or 1.5%, to $65.1 million for the nine months ended September 30, 2007 compared to $66.1 million for the same period in 2006. This decrease was due to a reduction in our professional expenses of $4.0 million and a decrease in our legal settlement expense of $1.5 million offset by an increase in our amortization expense of $3.4 million, an increase in third-party commission selling expenses of $0.9 million, and an increase in other SG&A expenses of $0.2 million. Additionally, in 2006, we paid $0.6 million in discretionary payments to our non-employee option holders.
     Other Expense
          Other expense for the nine months ended September 30, 2007 includes costs incurred by our parent, and recognized by us, in relation to the Merger, which were $34.6 million in the nine months ended September 30, 2007. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million and other costs of $0.7 million.
          Other expense for the nine months ended September 30, 2006 was $1.1 million, which was the expected loss on the pending sale of our Australian facility. The sale closed in the fourth quarter of 2006.

     Foreign Currency Gain
     Foreign currency gain was $0.5 million for the nine months ended September 30, 2007 and $0.7 million for the nine months ended September 30, 2006, and resulted primarily from accounts payable activity with our Canadian subsidiary.
     Operating Income
          As a result of the foregoing, consolidated operating income decreased $38.2 million or 42.1%, to $52.6 million for the nine months ended September 30, 2007 compared to $90.8 million for the same period in 2006. Operating income, as a percentage of net revenue, was 4.5% for the nine months ended September 30, 2007 and 8.0% for the nine months ended September 30, 2006.
          Included in the 2007 operating income was: (1) $15.4 million of amortization as a result of purchase accounting from the Merger; (2) $34.6 million of fees and expenses associated with the Merger and (3) $15.3 million of compensation related costs associated with the Merger which included $9.6 million of option related payments and associated payroll taxes, $3.8 million of non-cash compensation related to the cancellation of stock options at the merger date and $1.9 million of incentives paid at the completion of the Merger. The 2006 operating income included a $4.8 million discretionary payment made to stock option holders in conjunction with a distribution made to shareholders in March 2006, and $1.1 million of loss related to the sale of our Australian facility.
          Retail. Operating income decreased $0.7 million, or 0.7% to $99.2 million for the nine months ended September 30, 2007 compared to $99.9 million for the same period in 2006. Revenue and margin increases were offset by $9.6 million of amortization of inventory step up and lease adjustments as a result of the Merger.
          Franchise. Operating income increased $5.0 million, or 10.4%, to $53.3 million for the nine months ended September 30, 2007 compared to $48.3 million for the same period in 2006. This increase is primarily attributable to an increase in margins related to wholesale sales to our international and domestic franchisees, offset by amortization expense of $0.1 million for inventory setup up as a result of the Merger.
          Manufacturing/Wholesale. Operating income decreased $4.8 million, or 12.4%, to $34.0 million for the nine months ended September 30, 2007 compared to $38.8 million for the same period in 2006. This decrease was primarily the result of reduced revenue and margins on our third-party contract sales and an increase in cost of sales of $5.7 million from amortization of the inventory step-up as a result of the Merger.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.2 million, or 0.5%, to $38.1 million for the nine months ended September 30, 2007 compared to $37.9 million for the same period in 2006.
          Corporate Costs. Corporate overhead cost increased $4.0 million, or 7.0%, to $61.2 million for the nine months ended September 30, 2007 compared to $57.2 million for the same period in 2006. This increase was primarily the result of merger related compensation expense of $15.3 million offset by decreases in professional expenses, legal settlement expenses and certain wage related expenses. Additionally, the 2006 costs included a $4.8 million discretionary payment made to stock option holders in conjunction with a distribution made to shareholders in March 2006.
          Merger Related Costs. Merger related costs for the nine months ended September 30, 2007 includes costs incurred by our parent, and recognized by us, in relation to the Merger, which were $34.6 million in the nine months ended September 30, 2007. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million and other costs of $0.7 million.
          Other expense for the nine months ended September 30, 2006 was $1.1 million, which was the expected loss on the pending sale of our Australian facility. The sale closed in the fourth quarter of 2006.

Interest Expense
     Interest expense increased $65.2 million to $94.7 million for the nine months ended September 30, 2007 compared to $29.5 million for the same period in 2006. This increase was primarily attributable to $34.8 million in call premiums and deferred fee write-offs, and an increase in our debt and interest rates, as a result of the Merger.
Income Tax Expense
     We recognized a $2.5 million consolidated income tax benefit during the nine months ended September 30, 2007 compared to $22.7 million of tax expense for the same period of 2006. The effective tax rate for the nine months ended September 30, 2006, was 37.0%.
Net Income
     As a result of the foregoing, consolidated net income decreased $78.2 million to ($39.6) million for the nine months ended September 30, 2007 compared to $38.6 million for the same period in 2006. Net income, as a percentage of net revenue, was (3.4%) for the nine months ended September 30, 2007 and 3.4% for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     At September 30, 2007, we had $21.3 million in cash and cash equivalents and $254.0 million in working capital compared with $24.1 million in cash and cash equivalents and $249.6 million in working capital at December 31, 2006. The $4.4 million increase in working capital was driven by an increase in our inventory; a decrease in our other current assets due to the receipt of an $8.6 million tax refund, and a decrease in our accrued payroll; offset by an increase in our accrued interest, an increase in our other current liabilities due to the recording of a payable to our former shareholders for an anticipated tax refund, and an increase in the current portion of our long-term debt.
     We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility. At September 30, 2007, we had $53.5 million available under our revolving credit facility, after giving effect to $6.5 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient for the term of the revolving credit facility which matures on March 15, 2012, to meet our operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our financial and debt covenant reporting and compliance requirements in all material respects.
     The following table summarizes our cash flows for the nine months ended September 30, 2007 and 2006:

	Predecessor	Successor	Combined	Predecessor
		Period from	Nine Months	Nine Months
	Period ended	March 16, 2007	ended	ended
	March 15,	to September	September 30,	September 30,
(Dollars in millions)	2007	30, 2007	2007	2006
Cash (used in) provided by operating activities	$(46.8)	$45.2	$(1.6)	$68.9
Cash used in investing activities	$(6.2)	$(1,644.2)	$(1,650.4)	$(16.6)
Cash provided by (used in) financing activities	$38.6	$1,610.5	$1,649.1	$(50.9)

Cash Provided by Operating Activities
     Cash used in operating activities was $1.6 million for the nine months ended September 30, 2007 and cash provided by operating activities was $68.9 million for the nine months ended September 30, 2006. The primary reason for the decrease in cash provided by operating activities was a decrease in net income of $77.7 million, primarily the result of transaction related expenses of $34.6 million, for the combined nine months ended September 30, 2007 compared with the same period in 2006. Additionally, accrued liabilities decreased $19.0 million for the combined nine months ended September 30, 2007, primarily as a result of a decrease in our accrued payroll due to the payment of incentives previously accrued in 2006. These were offset by changes in other working capital accounts.
     For the nine months ended September 30, 2006, inventory increased $20.9 million as a result of increased store inventory to support the increased sales volumes. Accounts receivable increased $11.8 million for the nine months ended September 30, 2006 primarily due to increased third-party sales by our Greenville, South Carolina plant and increased wholesale sales to franchisees. For the nine months ended September 30, 2006, accounts payable increased $7.2 million and accrued liabilities increased $7.7 million primarily due to an increase of $6.3 million for incentive compensation in accordance with the corporate incentive compensation program, which is based upon financial results. In addition, accrued liabilities increased due to an increase of $3.5 million for deferred revenue primarily related to increases in Gold Card and gift card sales.
Cash Used in Investing Activities
     We used cash in investing activities of $1,650.4 million and $16.6 million for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively. Capital expenditures, which were primarily for new stores, improvements to our retail stores and our South Carolina manufacturing facility, were $24.9 million, and $16.1 million for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively. Additionally, investing activities reflects merger consideration of $1.6 billion. See Note 1 to our consolidated financial statements for additional information.
     We currently have no material capital commitments. Our capital expenditures typically consist of certain lease-required periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities. Additionally, we expect to upgrade our point-of-sale register systems in 2007 and 2008.
Cash Used in Financing Activities
     Predecessor. For the period ended March 15, 2007, the cash flow represents the repayment by the seller of the Company of all outstanding debt and related costs including interest and premium payments, with available cash of seller, as the buyer did not assume the existing debt.
     We used cash in financing activities of approximately $50.9 million for the nine months ended September 30, 2006. In March 2006, we made a restricted payment to the holders of our parent’s common stock of $49.9 million. This payment was determined to be in compliance with our debt covenants and the terms of GNC Corporation 12% Series A Exchangeable Preferred Stock as a one-time total payment. For the nine months ended September 30, 2006, we also paid down an additional $1.6 million of debt.
     Successor. For the period ended September 30, 2007, the Company received proceeds from the new debt offering and borrowings under our senior credit facility of $1,082.0 million; received equity of $552.3 million from our Parent; and paid financing fees of $28.9 million to finance the transaction. Additionally, we received $1.7 million in additional capital from GNC Corporation and made $2.3 million in payments on our debt. A summary of our new debt is as follows:
     $735.0 Million 2007 Senior Credit Facility. In connection with the Merger, we entered into the 2007 Senior Credit Facility with a syndicate of lenders. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. We borrowed the entire $675.0 million under the new senior term loan facility, as well as approximately $10.5 million of the $60.0 million new senior revolving credit facility (excluding approximately $9.4 million of letters of credit), to fund the Merger and related transactions. The $10.5 million borrowing under the new senior revolving credit facility was repaid by March 31, 2007. The term loan facility will mature in September 2013. The revolving credit facility will mature in March 2012. The 2007 Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). Subject to certain exceptions, the Credit Agreement requires that 100% of the net cash proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and a specified percentage of excess cash flow for each fiscal year must be used to pay down outstanding borrowings. GNC Corporation, our direct parent company, and our existing and future direct and indirect domestic subsidiaries have guaranteed our obligations under the 2007 Senior Credit Facility. In addition, the 2007 Senior Credit Facility is secured by first priority pledges (subject to permitted liens) of our equity interests and the equity interests of our domestic subsidiaries and our first-tier foreign subsidiaries.
     All borrowings under the 2007 Senior Credit Facility bear interest, at our option, at a rate per annum equal to (i) the higher of (x) the prime rate (as publicly announced by JP Morgan Chase Bank, N.A. as its prime rate in effect) and (y) the federal funds effective rate, plus 0.50% per annum plus, in each case, applicable margins of 1.25% per annum for the term loan facility and 1.25% per annum for the revolving credit facility or (ii) adjusted LIBOR plus 2.25% per annum for the term loan facility and 2.25% per annum for the revolving credit facility. In addition to paying interest on outstanding principal under the 2007 Senior Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum.
     The 2007 Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, us, and our subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict our and our subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, and change the passive holding company status of GNC Corporation.
     The 2007 Senior Credit Facility contains events of default, including (subject to customary cure periods and materiality thresholds) defaults based on (1) the failure to make payments under the senior credit facility when due, (2) breach of covenants, (3) inaccuracies of representations and warranties, (4) cross-defaults to other material indebtedness, (5) bankruptcy events, (6) material judgments, (7) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, (8) the actual or asserted invalidity of documents relating to any guarantee or security document, (9) the actual or asserted invalidity of any subordination terms supporting the senior credit facility, and (10) the occurrence of a change in control. If any such event of default occurs, the lenders would be entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a secured creditor. If certain bankruptcy events occur, the facilities will automatically accelerate.
     Senior Toggle Notes. In connection with the Merger, we completed a private offering of $300.0 million of our Senior Floating Rate Toggle Notes due 2014 at 99% of par value. The Senior Toggle Notes are our senior unsecured obligations and are effectively subordinated to all of our existing and future secured debt, including the 2007 Senior Credit Facility, to the extent of the assets securing such debt, rank equally with all of our existing and future unsecured senior debt and rank senior to all of our existing and future senior subordinated debt, including the 10.75% Senior Subordinated Notes. The Senior Toggle Notes are guaranteed on a senior unsecured basis by each of our existing and future domestic subsidiaries (as defined in the Senior Toggle Notes indenture). If we fail to make payments on the Senior Toggle Notes, the notes guarantors must make them instead.
     We may elect in our sole discretion to pay interest on the Senior Toggle Notes in cash, entirely by increasing the principal amount of the Senior Toggle Notes or issuing new Senior Toggle Notes (“PIK interest”), or on 50% of the outstanding principal amount of the Senior Toggle Notes in cash and on 50% of the outstanding principal amount of the Senior Toggle Notes by increasing the principal amount of the Senior Toggle Notes or by issuing new Senior Toggle Notes (“partial PIK interest”). Cash interest on the Senior Toggle Notes accrues at six-month LIBOR plus 4.5% per annum, and PIK interest, if any, accrues at six-month LIBOR plus 5.25% per annum. If we elect to pay PIK interest or partial PIK interest, it will increase the principal amount of the Senior Toggle Notes or issue new Senior Toggle Notes in an aggregate principal amount equal to the amount of PIK interest for the applicable interest payment period (rounded up to the nearest $1,000) to holders of the Senior Toggle Notes on the relevant record date. The Senior Toggle Notes are treated as having been issued with original issue discount for U.S. federal income tax purposes. Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Company currently intends to make all interest payments in cash.

     We may redeem some or all of the Senior Toggle Notes at any time after March 15, 2009, at specified redemption prices. In addition, at any time prior to March 15, 2009, we may on one or more occasions redeem up to 35% of the aggregate principal amount of the Senior Toggle Notes with the net proceeds of certain equity offerings if at least 65% of the original aggregate principal amount of the notes remain outstanding immediately after such redemption. If we experience certain kinds of changes in control, we must offer to purchase the notes at 101% of par plus accrued interest to the purchase date.
     The Senior Toggle Notes indenture contains certain limitations and restrictions on our and our restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase our or our Parent’s stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict our ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the Senior Toggle Notes indenture restricts our and certain of our subsidiaries’ ability to declare or pay dividends to our stockholders.
     10.75% Senior Subordinated Notes. In connection with the Merger, we completed a private offering of $110.0 million of our 10.75% Senior Subordinated Notes due 2015. The 10.75% Senior Subordinated Notes are our senior subordinated unsecured obligations and are subordinated to all of our existing and future senior debt, including our 2007 Senior Credit Facility and the Senior Toggle Notes and rank equally with all of our existing and future senior subordinated debt and rank senior to all of our existing and future subordinated debt. The 10.75% Senior Subordinated Notes are guaranteed on a senior subordinated unsecured basis by each of our existing and future domestic subsidiaries (as defined in the 10.75% Senior Subordinated Notes indenture). If we fail to make payments on the 10.75% Senior Subordinated Notes, the notes guarantors must make them instead. Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year.
     We may redeem some or all of the 10.75% Senior Subordinated Notes at any time after March 15, 2009, at specified redemption prices. At any time prior to March 15, 2009, we may on one or more occasions redeem up to 50% of the aggregate principal amount of the 10.75% Senior Subordinated Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest (including special interest, if any) to the redemption date with net cash proceeds of certain equity offerings if at least 50% of the original aggregate principal amount of the 10.75% Senior Subordinated Notes remains outstanding after the redemption. If we experience certain kinds of changes in control, we must offer to purchase the 10.75% Senior Subordinated Notes at 101% of par plus accrued interest to the purchase date.
     The 10.75% Senior Subordinated Notes indenture contains certain limitations and restrictions on our and our restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase our stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict our ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the 10.75% Senior Subordinated Notes indenture restricts our and certain of our subsidiaries’ ability to declare or pay dividends to our or our Parent’s stockholders.
     Predecessor Debt
     Old Senior Credit Facility. In connection with the Apollo acquisition, we entered into a senior credit facility with a syndicate of lenders. Our Parent’s and its domestic subsidiaries have guaranteed our obligations under the senior credit facility. The senior credit facility at December 31, 2004 consisted of a $285.0 million term loan facility and a $75.0 million revolving credit facility. We borrowed the entire $285.0 million under the original term loan facility to fund part of the Apollo acquisition, with none of the $75.0 million revolving credit facility being utilized to fund the Apollo acquisition. This facility was subsequently amended in December 2004. In January 2005, as a stipulation of the December 2004 amendment to the senior credit facility, we used the net proceeds of their Senior Notes offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the debt under the prior $285.0 million term loan facility. We amended the senior credit facility again in May 2006 in order to reduce the term loan facility interest rates, remove a requirement to use a portion of equity proceeds to reduce the senior credit facility, and clarify our ability to make permitted restricted payments. The credit facility was repaid in connection with the Merger.

     The term loan facility matures on December 5, 2009. The revolving credit facility matures on December 5, 2008. The senior credit facility permits us to prepay a portion or all of the outstanding balance without incurring penalties other than indemnifications for losses that occur when a Eurodollar loan is prepaid on a date that is not the last day of an interest period. The revolving credit facility allows for $50.0 million to be used for outstanding letters of credit and we utilized $9.3 million at September 30, 2006 and $8.6 million at December 31, 2005. At September 30, 2006, $65.7 million of this facility was available for borrowing. Interest on the senior credit facility carried an average interest rate of 8.1% at September 30, 2006 and 7.4% at December 31, 2005. Interest is payable quarterly in arrears. The senior credit facility contains customary covenants including financial tests (including maintaining a maximum senior secured leverage ratio of no more than 2.25 and a minimum fixed charge ratio coverage of at least 1.0, each of which utilizes EBITDA as defined by the credit agreement in its calculation, ratio, and maximum capital expenditures), and certain other limitations such as our ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions, or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. If we do not maintain or meet the minimum requirements for these covenants, the lenders under the credit facilities are entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a secured creditor. See the “Long-Term Debt” note to our consolidated financial statements included in our Form S-4 filed with the SEC.
     Senior Notes. In January 2005, we issued $150.0 million aggregate principal amount of Senior Notes, with an interest rate of
8 5/8 % per year. The Senior notes mature in 2011. We used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay $185.0 million of the debt under its term loan facility. The January 2005 Senior Notes were repurchased pursuant to a tender offer in connection with the Merger.
     Senior Subordinated Notes. On December 5, 2003, we issued $215.0 million aggregate principal amount of Senior Subordinated Notes in connection with the Apollo acquisition. The Senior Subordinated Notes mature in 2010 and bear interest at the rate of 8 1/2% per year. The Senior Subordinated Notes indenture was subsequently supplemented in April 2004. Substantially, all of the December 2003 Senior Subordinated Notes were repurchased pursuant to a tender offer in connection with the Merger. The balance of the Notes were defeased at the same time.
     Common and Preferred Stock. In December 2003, our Parent’s principal stockholder and certain of our directors and members of our senior management made an equity contribution of $277.5 million in exchange for 50,470,287 shares of our Parent’s common stock and in the case of the our Parent’s principal stockholder, 100,000 shares of our Parent’s preferred stock. The proceeds of the equity contribution were contributed to us to fund a portion of the Numico acquisition price. In addition, our Parent subsequently sold shares of its common stock for net proceeds of approximately $1.6 million to certain members of its management. The proceeds of all of these sales were contributed to us by our Parent.
Contractual Obligations
     At September 30, 2007, other than the adoption of FIN 48 discussed in Note 10, there were no material changes in our December 31, 2006 pro forma contractual obligations, as disclosed in our Form S-4 filing with the SEC.
Off Balance Sheet Arrangements
     As of September 30, 2007, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
     We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (”APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of September 30, 2007, the available credit balance was $8.5 million and was $9.5 million as of December 31, 2006. The barter credits are available for use through March 31, 2009.

Effect of Inflation
     Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Critical Accounting Estimates
     We adopted FIN 48 on January 1, 2007, refer to Note 10 to our unaudited consolidated financial statements. There have been no other material changes to our critical accounting estimates since December 31, 2006, as disclosed in our Form S-4 filing with the SEC.
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We continue to evaluate the adoption of SFAS 159 and its impact on our consolidated financial statements or results of operations.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This statement is effective for annual financial statements starting with the year ending December 31, 2006. We have adopted SAB 108 for the year ended December 31, 2006. We evaluated the effects of applying SAB 108 and determined that its adoption did not have a material impact to our consolidated financial statements or results of operations.
     In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-03”), that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. We evaluated the impact of applying EITF 06-03 and determined that its adoption did not have a material impact to our consolidated financial statements or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     We are exposed to market risks from interest rate changes on our variable debt. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. As of September 30, 2007, we had fixed rate debt of $120.1 million and variable rate debt of $970.5 million. In conjunction with the Merger, we entered into an interest rate swap, effective April 2, 2007, which effectively converts a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million senior credit facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan.
     These agreements are summarized in the following table:

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$150.0 million	April 2007 - April 2010	LIBOR + 225 basis points	4.8965%
Interest Rate Swap	$150.0 million	April 2007 - April 2009	LIBOR + 225 basis points	4.9430%
     Based on our variable rate debt balance as of September 30, 2007, a 1% change in interest rates would increase or decrease our annual interest cost by $6.7 million. At September 30, 2007 there were no other material changes in our December 31, 2006 market risks relating to interest and foreign exchange rates.
Item 4T. Controls and Procedures
Not Applicable

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     We are engaged in various legal actions, claims, and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters, and employment-related matters resulting from our business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess our requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” We believe that the amount of any potential liability resulting from these actions, when taking into consideration our general and product liability coverage, including indemnification obligations of third-party manufacturers, and the indemnification provided by Numico under the purchase agreement entered into in connection with the Numico Acquisition, will not have a material adverse impact on our business or financial, condition. However, if we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.
     As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our business or financial condition. We currently maintain product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms, and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer and by the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.
     Ephedra (Ephedrine Alkaloids). As of September 30, 2007, we had been named as a defendant in 2 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer, and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.
     Pro-Hormone/Androstenedione Cases. We are currently defending against six lawsuits (the “Andro Actions”) relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). These six lawsuits were filed in California, Illinois, New Jersey, New York, Pennsylvania, and Florida.
     In each of the six cases, plaintiffs have sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased certain nutritional supplements from the Company alleged to contain one or more Andro Products.
     On April 17 and 18, 2006, we filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. At the same time, we filed motions seeking to transfer each of the Andro Actions to the United States District Court for the Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying us with Andro Products, and to whom we sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), filed bankruptcy. We were successful in removing the New Jersey, New York,

Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the United States District Court for the Southern District of New York based on bankruptcy jurisdiction. The California and Illinois cases were not removed and remain pending in state court.
     Following the conclusion of the MuscleTech Bankruptcy case, plaintiffs, in September 2007, filed a stipulation dismissing all claims related to the sale of MuscleTech products in the four cases currently pending in the Southern District of New York (New Jersey, New York, Pennsylvania, and Florida). Additionally, plaintiffs have filed motions with the Court to remand these actions to their respective state courts, asserting that the federal court is divested of jurisdiction because the MuscleTech bankruptcy action is no longer pending. An oral hearing on these issues is scheduled for December 6, 2007.
     A more detailed description, listed by original state court proceeding and current style, follows:
•	Harry Rodriguez v. General Nutrition Companies, Inc. (previously pending in the Supreme Court of the State of New York, New York County, New York, Index No. 02/126277 and currently styled Harry Rodriguez, individually and on behalf of all others similarly situated, v. General Nutrition Companies, Inc., Case No. 1:06-cv-02987-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 6, 2002, alleged claims for unjust enrichment, violation of General Business Law Section 349 (misleading and deceptive trade practices), and violation of General Business Law Section 350 (false advertising). On July 2, 2003, the court granted part of the GNC motion to dismiss and dismissed the unjust enrichment cause of action. Still pending are plaintiffs’ claims of false advertising and misleading and deceptive trade practices. . On January 4, 2006, the court conducted a hearing on the GNC motion for summary judgment and plaintiffs’ motion for class certification, both of which remain pending.

•	Everett Abrams v. General Nutrition Companies, Inc. (previously pending in the Superior Court of New Jersey, Mercer County, New Jersey, Docket No. L-3789-02 and currently styled Everett Abrams, individually and on behalf of all others similarly situated, v. General Nutrition Companies, Inc., Case No. 1:06-cv-07881-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 20, 2002, alleged claims for false and deceptive marketing and omissions and violations of the New Jersey Consumer Fraud Act. On November 18, 2003, the court signed an order dismissing plaintiff’s claims for affirmative misrepresentation and sponsorship with prejudice. The claim for knowing omissions remains pending.

•	Shawn Brown, Ozan Cirak, Thomas Hannon, and Luke Smith v. General Nutrition Companies, Inc. (previously pending in the 15th Judicial Circuit Court, Palm Beach County, Florida, Index. No. CA-02-14221AB and currently styled Shawn Brown, Ozan Cirak, Thomas Hannon and Luke Smith, each individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc., Case No. 1:07-cv-06356-UA, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about November 27, 2002, alleged claims for violations of the Florida Deceptive and Unfair Trade Practices Act, unjust enrichment, and violation of Florida Civil Remedies for Criminal Practices Act. These claims remain pending.

•	Andrew Toth v. General Nutrition Companies, Inc., et al. (previously pending in the Common Pleas Court of Philadelphia County, Philadelphia, Class Action No. 02-703886 and currently styled Andrew Toth and Richard Zatta, each individually and on behalf of all others similarly situated v. Bodyonics, LTD, d/b/a Pinnacle and General Nutrition Companies, Inc., Case No. 1:06-cv-02721-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 8, 2003, alleged claims for violations of the Unfair Trade Practices and Consumer Protection Law, and unjust enrichment. The court denied the plaintiffs’ motion for class certification, and that order has been affirmed on appeal. Plaintiffs thereafter filed a petition in the Pennsylvania Supreme Court asking that the court consider an appeal of the order denying class certification. The Pennsylvania Supreme Court denied the petition after the case against GNC was removed as described above. The claims for violations of the Unfair Trade Practices and Consumer Protection Law and unjust enrichment remain pending.

•	David Pio and Ty Stephens, individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc. (previously pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 02-CH-14122). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 4, 2004, alleged claims for violations of the Illinois Consumer Fraud Act, and unjust enrichment. The motion for class certification was stricken, but the court afforded leave to the plaintiffs to file another motion. In September 2007, plaintiffs filed a motion to dismiss for want of prosecution, citing the unreasonable and unexplainable inaction of plaintiffs in the lawsuit. On October 4, 2007, the Court granted GNCI’s motion, and this case was dismissed for want of prosecution. Under Illinois law, Plaintiffs may move to reinstate the case in November 2007.

•	Santiago Guzman, individually, on behalf of all others similarly situated, and on behalf of the general public v. General Nutrition Companies, Inc. (pending on the California Judicial Counsel Coordination Proceeding No. 4363, Los Angeles County Superior Court). Plaintiffs filed this putative class action on or about February 17, 2004. The Second Amended Complaint, filed on or about November 27, 2006, alleged claims for violations of the Consumers Legal Remedies Act, violation of the Unfair Competition Act, and unjust enrichment. These claims remain pending.
     Based upon the information available to us at the present time, we believe that these matters will not have a material adverse effect upon our business or financial condition. As any liabilities that may arise from these cases are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
     Class Action Settlement. Five class action lawsuits were filed against us in the state courts of Alabama, California, Illinois, and Texas with respect to claims that the labeling, packaging, and advertising with respect to a third-party product sold by us were misleading and deceptive. We denied any wrongdoing and are pursuing indemnification claims against the manufacturer. As a result of mediation, the parties agreed to a national settlement of the lawsuits, which has been approved by the court. Notice to the class has been published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC Gold Card members. Each person who purchased the third-party product and who is part of the class and who presented a cash register receipt or original product packaging will receive a cash reimbursement equal to the retail price paid, net of sales tax. Class members who purchased the product, but who do not have a cash register receipt or original product packaging, were given an opportunity to submit a signed affidavit that would then entitle them to receive one or more coupons. The deadline for submission of register receipts, original product packaging, or signed affidavits, was January 5, 2007. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period from the date of issuance. We also agreed to donate 100,000 coupons to the United Way. In addition to the cash reimbursements and coupons, as part of the settlement we paid legal fees of approximately $1.0 million and incurred advertising and postage costs of approximately $0.4 million in 2006. Additionally, as of June 30, 2007, an accrual of $0.3 million existed for additional advertising and postage costs related to the notification letters. The deadline for class members to opt out of the settlement class or object to the terms of the settlement was July 6, 2006. A final fairness hearing took place on January 27, 2007. As of September 30, 2007, there had been 651 claims forms submitted. Due to the uncertainty that exists as to the extent of future sales to the purchasers, the coupons are an incentive for the purchasers to buy products or services from us (at a reduced gross margin). Accordingly, the Company will recognize the settlement by reducing revenue in future periods when the purchasers utilize the coupons.
     Franklin Publications. On October 26, 2005, General Nutrition Corporation was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. The case was subsequently removed to the United States District Court for the Southern District of Ohio, Eastern Division. The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. In its pleadings, Franklin does not specify the amount of damages sought, only that they are in excess of $25,000. We understand that Franklin believes it is entitled to collect damages up to $24 million. We dispute the claims and intend to vigorously defend the lawsuit. We believe that the lawsuit will not have a material adverse effect on our business or financial condition. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
     Wage and Hour Claim. On August 11, 2006, the Company and General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, were sued in federal district court for the District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Plaintiffs contend that the Company and General Nutrition Corporation improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. In May 2007, the parties entered into a settlement of the claims, which is subject to court approval. On or about July 3, 2007, the Company sent a notice to all potential claimants, who may then elect to opt in to the settlement. While the actual settlement amount will be based on the number of claimants who actually opt in to participate in the settlement, if approved by the court, the settlement contemplates a maximum total payment by the Company of $1.9 million if all potential claimants opt in. Based on the number of actual opt-ins, the total amount paid in the third quarter of 2007 to the class is approximately $0.1 million. In addition, the Company paid the plaintiffs’ counsel an agreed amount of $0.7 million for attorneys’ fees following approval by the court of the settlement. On July 23, 2007, the court approved the settlement of claims as fair, reasonable, and adequate and entered its Order of Approval.  Although the deadline for opting into the lawsuit has expired, the settlement administrator continues to receive a few late filings which the Company has decided to accept rather than risk a new lawsuit.  Therefore, the total amount paid to the class may increase slightly.  However, the Company believes that any additional payments will not have a material adverse effect on its business or financial condition. The Company will file a Final Judgment in the fourth quarter 2007 which we expect will dispose of the claims of the opt-in plaintiffs.
     California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against us in the Superior Court of the State of California for the County of Orange. We removed the lawsuit to the United States District Court for the Central District of California. Plaintiffs purport to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of GNC throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that GNC failed to pay them split shift and overtime compensation to which they were entitled under California law. We intend to vigorously oppose class certification. Based on the information available to us at the present time, we believe that this matter will not have a material adverse effect upon our business or financial condition.

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
We depend on the services of key executives and changes in our management team could affect our business strategy and adversely impact our performance and results of operations.
     Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. Many of our executives are not bound by employment agreements with us, nor do we maintain key person life insurance policies on any of our executives.
     In the last three years, we have experienced significant management changes. In December 2004, our then Chief Executive Officer resigned. In 2005, six of our then executive officers resigned at different times, including our former Chief Executive Officer, who served in that position for approximately five months. In November 2005, our board of directors appointed Joseph Fortunato, then our Chief Operating Officer, as our Chief Executive Officer. Some of these changes were the result of the officer’s personal decision to pursue other opportunities. The remaining changes were instituted by us as part of strategic initiatives executed in 2005. Effective April 17, 2006, our Chief Operating Officer resigned to become a senior officer of Linens ‘n Things, Inc. Until March 2007, following completion of the March 2007 Merger, he continued to serve as Merchandising Counselor. In April 2006, we appointed a new Chief Merchandising Officer, who resigned effective April 28, 2006, because of disagreements about the direction of our merchandising efforts. Our Executive Chairman of the Board, Robert J. DiNicola resigned immediately prior to the closing of the March 2007 Merger. In addition, Susan Trimbo resigned effective as of March 31, 2007 as our Senior Vice President of Scientific Affairs, Steven Nelson resigned effective as of May 11, 2007, as our Senior Vice President of Marketing, and Mark Weintrub resigned effective as of September 30, 2007, as our Senior Vice President and Chief Legal Officer. We will continue to enhance our management team as necessary to strengthen our business for future growth. Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.
     The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim or an unauthorized version of a “health claim.” See “Business — Government Regulations — Product Regulation” included in our report on Form S-4 filed with the SEC for additional information. Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. Sale of products containing ephedra amounted to approximately $35.2 million, or 3.3%, of our retail sales in 2003 and approximately $182.9 million, or 17.1%, of our retail sales in 2002. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
     Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant new regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. Although regulatory requirements created by the new legislation will not become mandatory until December 2007, this new legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on Good Manufacturing Practice in manufacturing, packaging, and holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. Although we will have until June 2008 to comply with these new regulations, they could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial additional expenses. If our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish a guidance governing the notification of new dietary ingredients in 2007. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement. Depending on its recommendations, particularly those relating to animal or human testing, such guidance could also raise our costs and negatively impact our business. We may not be able to comply with the new rules without incurring additional expenses, which could be significant.
Our failure to comply with FTC regulations and existing consent decrees imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.
     The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to three consent decrees that limit our ability to make certain claims with respect to our products and required us to pay civil penalties and other amounts in the aggregate amount of $3.0 million. See “Business — Government Regulation — Product Regulation” included in our registration statement on Form S-4 filed with the SEC for additional information. Failure by us or our franchisees to comply with the consent decrees and applicable regulations could occur from time to time. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.
We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.
     As a retailer, distributor, and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of September 30, 2007, we have been named as a defendant in 2 pending cases involving the sale of products that contain ephedra. See “Item I, Legal Proceedings.’’ Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. All claims to date have been tendered to the third-party manufacturer or to our insurer, and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for losses arising from claims related to products containing ephedra sold before December 5, 2003. All of the pending cases relate to products sold before that time.
Our operations are subject to environmental and health and safety laws and regulations that may increase our cost of operations or expose us to environmental liabilities.
     Our operations are subject to environmental and health and safety laws and regulations, and some of our operations require environmental permits and controls to prevent and limit pollution of the environment. We could incur significant costs as a result of violations of, or liabilities under, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations, or permit requirements.
Because we rely on our manufacturing operations to produce nearly all of the proprietary products we sell, disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.
     Our manufacturing operations produced approximately 32% of the products we sold for the nine months ended September 30, 2007 and approximately 34% for year end December 31, 2006. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the twelve months ended September 30, 2007, no one vendor supplied more than 12% of our raw materials. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war, or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.
If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.
     We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. However, we may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademark may not receive the same degree of protection in foreign countries as it does in the United States. Also, we may not always be able to successfully enforce our trademark against competitors or against challenges by others. For example, a third party is currently challenging our right to register in the United States certain marks that incorporate our “GNC Live Well” trademark. This third party initiated proceedings in the United Stated Patent and Trademark Office to cancel four registrations for our “GNC Live Well” mark. Subsequently, we permitted three of these registrations to lapse. Other third parties are also challenging our “GNC Live Well” trademark in foreign jurisdictions. Our failure to successfully protect our trademark could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues and profitability.
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
     As of September 30, 2007 and as of December 31, 2006 approximately 34% of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.7% of our revenues for the nine months ended September 30, 2007 and 15.8% of our revenues for the nine months ended September 30, 2006. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
     As of September 30, 2007, we had 144 company-owned Canadian stores and 1,057 international franchised stores in 46 international markets. We derived 9.2% of our revenues for the nine months ended September 30, 2007 and 8.2% of our revenues for the year ended December 31, 2006 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
     Our franchise activities are subject to federal, state, and international laws regulating the offer and sale of franchises and the governance of our franchise relationships. These laws impose registration, extensive disclosure requirements, and bonding requirements on the offer and sale of franchises. In some jurisdictions, the laws relating to the governance of our franchise relationship impose fair dealing standards during the term of the franchise relationship and limitations on our ability to terminate or refuse to renew a franchise. We may, therefore, be required to retain an under-performing franchise and may be unable to replace the franchisee, which could adversely impact franchise revenues. In addition, we cannot predict the nature and effect of any future legislation or regulation on our franchise operations.
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
The controlling stockholders of our Parent may take actions that conflict with the interests of other stockholders and investors. This control may have the effect of delaying or preventing changes of control or changes in management.
     Affiliates of Ares Management LLC and Teachers’ Private Capital and certain of our directors and members of our management will indirectly beneficially own substantially all of the outstanding equity of our Parent and, as a result, will have the indirect power to elect our directors, to appoint members of management, and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions, or sales of all or substantially all of our assets. The interests of our ultimate controlling stockholders might conflict with the interests of other stockholders or the holders of our debt. Our ultimate controlling stockholders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our debt.

Risks Related to Our Substantial Debt
Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.
     As of September 30, 2007, our total debt was approximately $1,090.6 million, and we had an additional $53.5 million available for borrowing on a secured basis under our $60.0 million senior revolving credit facility after giving effect to the use of $6.5 million of the revolving credit facility to secure letters of credit. The majority of the debt under our senior credit facility bears interest at variable rates. We are subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.
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
     For additional information regarding the interest rates and maturity dates of our debt, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part I.
Despite our current significant level of debt, we may still be able to incur additional debt, which could increase the risks described above, adversely affect our financial health, or prevent us from fulfilling our obligations under the Senior Toggle Notes and the Senior 10.75% Subordinated Notes.
     We and our subsidiaries may be able to incur additional debt in the future, including secured debt. Although the 2007 Senior Credit Facility and the indentures governing the Senior Toggle Notes and the 10.75% Senior Subordinated Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. If additional debt is added to our current level of debt, the risks described above would increase.
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

     If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, we may default under our obligations. As of September 30, 2007, substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indentures, which could cause us to default on our debt obligations, including the Toggle Senior Notes and the 10.75% Senior Subordinated Notes.
     Upon certain “change of control” events, as that term is defined in the indentures governing the Senior Toggle Notes and the 10.75% Senior Subordinated Notes, we will be required to make an offer to repurchase all or any part of each holder’s notes at a price equal to 101% of the principal thereof, plus accrued interest to the date of repurchase. Because we do not have access to the cash flow of our subsidiaries, we will likely not have sufficient funds available at the time of any change of control event to repurchase all tendered notes pursuant to this requirement. Our failure to offer to repurchase notes or to repurchase notes tendered following a change of control would result in a default under the indentures. Accordingly, prior to repurchasing the notes upon a change of control event, we must refinance all of our outstanding indebtedness. We may be unable to refinance all of our outstanding indebtedness on terms acceptable to us or at all. If we were unable to refinance all such indebtedness, we would remain effectively prohibited from offering to repurchase the notes.
Restrictions in the agreements governing our existing indebtedness may prevent us from taking actions that we believe would be in the best interest of our business.
     The agreements governing our existing indebtedness contain customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:
•	incurring additional indebtedness and issuing preferred stock;

•	granting liens on our assets;

•	making investments;

•	consolidating or merging with, or acquiring, another business;

•	selling or otherwise disposing our assets;

•	paying dividends and making other distributions to GNC Parent LLC or GNC Corporation; and

•	entering into transactions with our affiliates.
     Our ability to comply with these covenants and other provisions of the 2007 Senior Credit Facility and the indentures governing the Senior Toggle Notes and the 10.75% Senior Subordinated Notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those and other obligations to become immediately due and payable. If any of our debt is accelerated, we may not be able to repay it.
     The senior credit facility also requires that we meet specified financial ratios, including, but not limited to, fixed charge coverage and maximum total leverage ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GENERAL NUTRITION CENTERS, INC. (Registrant)

November 9, 2007	/s/ Joseph M. Fortunato Joseph M. Fortunato
President and Chief Executive Officer
(principal executive officer)

November 9, 2007	/s/ Curtis J. Larrimer Curtis J. Larrimer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)