Form 10-K
period 2007-12-31
GENERAL NUTRITION CENTERS, INC.
filed 2008-03-14
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes       ☑ No
          As of December 31, 2007, all of the registrant’s common equity was privately held, and there was no public market for the registrant’s common equity nor any publicly available quotations for the registrant’s common equity. As a result, the registrant is unable to calculate the aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2007. As of March 1, 2008, 100 shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”) were outstanding. All shares of our Common Stock are held by GNC Corporation, (our “Parent”).

 i

FORWARD LOOKING STATEMENTS
          This Form 10-K Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. Forward-looking statements may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. Discussions containing such forward-looking statements may be found in Items 1, 2, 3, 7 and 7A hereof, as well as within this report generally. In addition, when used in this report, the words “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “can,” or the negative thereof, or variations thereon, or similar expressions, or discussions of strategy, are intended to identify forward-looking statements, which are inherently uncertain.
          All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but we may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with governmental regulations;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow;

•	the failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in applicable laws relating to our franchise operations; and

•	our inability to expand our franchise operations or attract new franchisees.
          Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.
          Industry data used throughout this report was obtained from industry publications and our internal estimates. While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

 ii

PART I
ITEM 1. BUSINESS.
GNC
          With our worldwide network of over 6,100 locations and our www.gnc.com website, we are the largest global specialty retailer of health and wellness products, including vitamins, minerals and herbal supplements (“VMHS”) products, sports nutrition products, and diet products. We believe that the strength of our GNC® brand, which is distinctively associated with health and wellness, combined with our stores and website, give us broad access to consumers and uniquely position us to benefit from the favorable trends driving growth in the nutritional supplements industry and the broader health and wellness sector. We derive our revenues principally from product sales through our company-owned stores, franchise activities, and sales of products manufactured in our facilities to third parties. Our broad and deep product mix, which is focused on high-margin, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, Pro Performance®, and Preventive Nutrition®, and under nationally recognized third-party brands.
          Our domestic retail network, which is approximately ten times larger than the next largest U.S. specialty retailer of nutritional supplements, provides a leading platform for our vendors to distribute their products to their target consumer. This gives us leverage with our vendor partners and has enabled us to negotiate product exclusives and first-to-market opportunities. In addition, our in-house product development capabilities enable us to offer our customers proprietary merchandise that can only be purchased through our stores or our website. As the nutritional supplement consumer often requires knowledgeable customer service, we also differentiate ourselves from mass and drug retailers with our well-trained sales associates. We believe that our expansive retail network, our differentiated merchandise offering, and our quality customer service result in a unique shopping experience.
          Our principal executive offices are located at 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, and our telephone number is (412) 288-4600. We also maintain a website at gnc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except from March 16, 2007 to August 28, 2007 when our form S-4 filing became effective, when our equivalent reports were made available to noteholders free of charge on our website or upon written request to 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222, Attention: Chief Legal Officer. The contents of our website are not incorporated by reference in this report and shall not be deemed “filed” under the Exchange Act.
          In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “Company” or “GNC” refer to General Nutrition Centers, Inc. and its subsidiaries.
Corporate History
          We are a holding company and all of our operations are conducted through our operating subsidiaries.
          On February 8, 2007, GNC Parent Corporation, our ultimate parent company at that time, entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. On March 16, 2007, the merger (the “Merger”) was consummated. Pursuant to the merger agreement, as amended, GNC Acquisition Inc. was merged with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation. Subsequently on March 16, 2007, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC.

          The merger consideration totaled $1.65 billion. The merger consideration was subject to certain post-closing adjustments, including an adjustment for the aggregate amount of certain differences of working capital from an agreed upon working capital target. In addition, as a result of the Merger, our Parent will obtain certain tax benefits. Pursuant to the merger agreement, our parent has agreed to make post-closing payments to GNC Parent Corporation’s former stockholders for any tax refunds that it receives as a result of these tax benefits and as and to the extent its future tax obligations are reduced by these tax benefits. We will not benefit from these tax assets and will continue to make payments to our parent in respect of taxes without regard to these tax benefits. The merger was funded with a combination of equity contributions and our issuance of new debt. The new debt, which was entered into or issued on the closing, consisted of a new senior credit facility comprised of a $675.0 million term loan facility and a $60.0 million revolving credit facility (the “New Senior Credit Facility”), $300.0 million aggregate principal amount of Senior Floating Rate Toggle Notes due 2014 (the “New Senior Notes”), and $110.0 million aggregate principal amount of 10.75% Senior Subordinated Notes due 2015 (the “New Senior Subordinated Notes”). We utilized proceeds from the new debt to repay our December 2003 senior credit facility, our 8 5/8% senior notes issued in January 2005, and our 8 1/2% senior subordinated notes issued in December 2003. We contributed the remainder of the debt proceeds, after payment of fees and expenses, to a newly formed, wholly owned subsidiary, which then loaned such net proceeds to GNC Parent Corporation. GNC Parent Corporation used those proceeds, together with the equity contributions, to repay GNC Parent Corporation’s outstanding floating rate senior PIK notes issued in November 2006, pay the merger consideration, and pay fees and expenses related to the merger transactions.
          As a result of the Merger, GNC Acquisition Holdings Inc. became the sole equity holder of GNC Parent LLC and the ultimate parent company of both GNC Corporation, our direct parent company, and us. The outstanding capital stock of GNC Acquisition Holdings Inc. is beneficially owned by affiliates of Ares Management LLC and Teachers’ Private Capital (a division of Ontario Teachers' Pension Plan Board), certain institutional investors, certain of our directors, and certain former stockholders of GNC Parent Corporation, including members of our management. Refer to Note 1, “Nature of Business,” to our consolidated financial statements included in this report for additional information.
          GNC Parent Corporation was formed in November 2006 to acquire all the outstanding common stock of GNC Corporation.
          We were formed in October 2003 and GNC Corporation was formed as a Delaware corporation in November 2003 by Apollo Management V, L.P. “Apollo”, an affiliate of Apollo Management V, L.P. and members of our management to acquire General Nutrition Companies, Inc. from Numico USA, Inc., a wholly owned subsidiary of Koninklijke (Royal) Numico N.V. (collectively, “Numico”). In December 2003, we purchased all of the outstanding equity interests of General Nutrition Companies, Inc.
          General Nutrition Companies, Inc. was founded in 1935 by David Shakarian who opened its first health food store in Pittsburgh, Pennsylvania. Since that time, the number of stores has continued to grow, and General Nutrition Companies, Inc. began producing its own vitamin and mineral supplements as well as foods, beverages, and cosmetics. General Nutrition Companies, Inc. was acquired in August 1999 by Numico Investment Corp. and, prior to its acquisition, was a publicly traded company listed on the Nasdaq National Market.
Industry Overview
          We operate within the large and growing U.S. nutritional supplements retail industry. According to Nutrition Business Journal’s Supplement Business Report 2007, our industry generated an estimated $22.5 billion in sales in 2006 and an estimated $23.4 billion in 2007, and is projected to grow at an average annual rate of approximately 4% per year for at least the next five years. Our industry is also highly fragmented, and we believe this fragmentation provides large operators, like us, the ability to compete more effectively due to scale advantages.

          We expect several key demographic, healthcare, and lifestyle trends to drive the continued growth of our industry. These trends include:
•
Increased Focus on Healthy Living: Consumers are leading more active lifestyles and becoming increasingly focused on healthy living, nutrition, and supplementation. According to the Nutrition Business Journal, a study by the Hartman Group found that 85% of the American population today is involved to some degree in health and wellness compared to 70% to 75% a few years ago. We believe that growth in the nutritional supplements industry will continue to be driven by consumers who increasingly embrace health and wellness as a critical part of their lifestyles.

•
Aging Population: The average age of the U.S. population is increasing. U.S. Census Bureau data indicates that the number of Americans age 65 or older is expected to increase by approximately 56% from 2000 to 2020. We believe that these consumers are significantly more likely to use nutritional supplements, particularly VMHS products, than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

•
Rising Healthcare Costs and Use of Preventive Measures: Healthcare related costs have increased substantially in the United States. A preliminary survey released by Kaiser Family Foundation and the Health Research and Educational Trust in 2006 found that between the spring of 2005 and the spring of 2006, premiums for employer-sponsored health insurance increased by 7.7% more than twice the rate of general inflation for the same period. To reduce medical costs and avoid the complexities of dealing with the healthcare system, and given increasing incidence of medical problems and concern over the use and effects of prescription drugs, many consumers take preventive measures, including alternative medicines and nutritional supplements.

•
Increasing Focus on Fitness: In total, U.S. health club memberships increased 4.9% between January 2004 and January 2006 from 39.4 million members to a record 41.3 million and has grown 70% from 24.1 million in 1995, according to the International Health, Racquet & Sportsclub Association. We believe that the growing number of fitness-oriented consumers, at increasingly younger ages, are interested in taking sports nutrition products to increase energy, endurance, and strength during exercise and to aid recovery after exercise.

          Participants in our industry include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, and a variety of other smaller participants. The nutritional supplements sold through these channels are divided into four major product categories: VMHS; sports nutrition products; diet products; and other wellness products. Most supermarkets, drugstores, and mass merchants have narrow nutritional supplement product offerings limited primarily to simple vitamins and herbs, with less knowledgeable sales associates than specialty retailers. We believe that the market share of supermarkets, drugstores, and mass merchants over the last five years has remained relatively constant.

Business Overview
          The following charts illustrate, for the combined results of the predecessor from January 1 to March 15, 2007 and the successor from March 16 to December 31, 2007, the percentage of our net revenue generated by our three business segments and the percentage of our net U.S. retail supplement revenue generated by our product categories:
          Throughout 2007, we did not have any meaningful concentration of sales from any single product or product line.
     Retail Locations
          Our retail network represents the largest specialty retail store network in the nutritional supplements industry according to Nutrition Business Journal’s Supplement Business Report 2007. As of December 31, 2007, there were 6,159 GNC store locations globally, including:
•	2,598 company-owned stores in the United States (all 50 states, the District of Columbia, and Puerto Rico);

•	147 company-owned stores in Canada;

•	978 domestic franchised stores;

•	1,078 international franchised stores in 49 markets; and

•	1,358 GNC “store-within-a-store” locations under our strategic alliance with Rite Aid Corporation.

          Most of our company-owned and franchised U.S. stores are between 1,000 and 2,000 square feet and are located in shopping malls and strip centers. We have approximately ten times the domestic store base of our nearest U.S. specialty retail competitor.
          Website. In December 2005 we also started selling products through our website, www.gnc.com. This additional sales channel has enabled us to market and sell our products in regions where we do not have retail operations or have limited operations. Some of the products offered on our website may not be available at our retail locations, thus enabling us to broaden the assortment of products available to our customers. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. To date, we believe that a majority of the sales generated by our website are incremental to the revenues from our retail locations.
     Franchise Activities
          We generate income from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales, and franchise fees. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer a number of services to franchisees including training, site selection, construction assistance, and accounting services. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures on our part. Over the last two years, we realigned our domestic franchise system with our corporate strategies and re-acquired or closed unprofitable or non-compliant franchised stores in order to improve the financial performance of the franchise system.
     Store-Within-a-Store Locations
          To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance in December 1998 with Rite Aid to open our GNC store-within-a-store locations. Through this strategic alliance, we generate revenues from fees paid by Rite Aid for new store-within-a-store openings, sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, and retail sales of certain consigned inventory. In the third quarter of 2007, we extended our alliance with Rite Aid through 2014 with a five year option. At December 31, 2007, Rite Aid opened 140 stores of 1,125 additional stores that Rite Aid has committed to open by December 31, 2014.
     Marketing
          We market our proprietary brands of nutritional products through an integrated marketing program that includes television, print, and radio media, storefront graphics, direct mailings to members of our Gold Card loyalty program, and point of purchase promotional materials.
     Manufacturing and Distribution
          With our technologically sophisticated manufacturing and distribution facilities supporting our retail stores, we are a vertically integrated producer and supplier of high-quality nutritional supplements. By controlling the production and distribution of our proprietary products, we can protect product quality, monitor delivery times, and maintain appropriate inventory levels.

     Products
          We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men, Ultra Mega, Pro Performance, and Preventive Nutrition, and under nationally recognized third-party brand names. We report our sales in four major nutritional supplement categories: VMHS; sports nutrition; diet; and other wellness. We offer an extensive mix of brands and products, including approximately 2,600 SKUs across multiple categories. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our proprietary brands at our company-owned stores represented approximately 48% of our net retail product revenues for 2007, 46% for 2006 and 47% for 2005.
          Consumers may purchase a GNC Gold Card in any U.S. GNC store or at www.gnc.com for $15.00. A Gold Card allows a consumer to save 20% on all store and on-line purchases on the day the card is purchased and during the first seven days of every month for a year. Gold Card members also receive personalized mailings and e-mails with product news, nutritional information, and exclusive offers.
          Products are delivered to our retail stores through our distribution centers located in Leetsdale, Pennsylvania; Anderson, South Carolina; and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchised stores and Rite Aid locations. Our distribution fleet delivers our finished goods and third-party products through our distribution centers to our company-owned and domestic franchised stores on a weekly or biweekly basis depending on the sales volume of the store. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure quality standards.
          Based on data collected from our point-of-sale systems, excluding certain required accounting adjustments of $(0.6) million for the period from January 1 to March 15, 2007, $5.0 million for the period from March 16 to December 31, 2007, $0.1 million for 2006, $3.0 million for 2005, and sales from gnc.com of $6.7 million for the period from January 1 to March 15, 2007, $21.6 million for the period from March 16 to December 31, 2007, and $17.1 million in 2006, below is a comparison of our company-owned domestic store retail product sales by major product category and the percentages of our company-owned domestic store retail product sales for the periods shown:

	Predecessor		Successor		Combined		Predecessor		Predecessor
					Year ended December 31,
	Period January 1 to		Period March 16 to
	March 15, 2007		December 31, 2007		2007		2006		2005
							(dollars in millions)
U.S Retail Product Categories:
VMHS Products	$96.2	40.4%	$335.5	41.1%	$431.7	40.9%	$415.3	40.0%	$377.7	40.6%
Sports Nutrition Products	85.6	35.9%	291.1	35.7%	376.6	35.7%	369.7	35.6%	330.3	35.5%
Diet Products	35.7	15.0%	116.8	14.3%	152.4	14.5%	158.7	15.3%	135.2	14.5%
Other Wellness Products	20.8	8.7%	73.0	8.9%	94.0	8.9%	94.0	9.1%	87.8	9.4%

Total U.S. Retail revenues	$238.3	100.0%	$816.4	100.0%	$1,054.7	100.0%	$1,037.7	100.0%	$931.0	100.0%

     VMHS
          We sell vitamins and minerals in single vitamin and multi-vitamin form and in different potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin, and hard-shell capsules and powder forms. Many of our special vitamin and mineral formulations, such as Mega Men and Ultra Mega, are available only at GNC locations. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard “alphabet” vitamins. We sell herbal supplements in various solid dosage and soft gelatin capsules, tea, and liquid forms. We have consolidated our traditional herbal offerings under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus line, we offer a full line of whole food-based supplements and top selling herb and natural remedy products. Our target customers for VMHS products are women over the age of 35.
          We also offer a variety of specialty products in our GNC and Preventive Nutrition product lines. These products emphasize third-party research and available literature regarding the positive benefits from certain ingredients. These offerings include products designed to provide nutritional support to specific areas of the body, such as joints, the heart and blood vessels, and the digestive system.

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
     Diet Products
          Diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. Our target consumer for diet products is the 18-49 year old female. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars, and teas. Our retail stores offer our proprietary and third-party products suitable for different diet and weight management approaches, including low-carbohydrate and products designed to increase thermogenesis (a change in the body’s metabolic rate measured in terms of calories) and metabolism. We also offer several diet products, including our Body Answerstm product lines.
     Other Wellness Products
          Other wellness products is a comprehensive category that consists of sales of our Gold Card preferred membership and sales of other nonsupplement products, including cosmetics, food items, health management products, books, and video tapes.
     Product Development
          We believe a key driver of customer traffic and purchases is the introduction of new products. According to the GNC 2005 Awareness Tracking Study Final Report commissioned by GNC from Parker Marketing Research, consumers surveyed rated the availability of “new, innovative products” as an emerging strength of our business. We identify changing customer trends through interactions with our customers and leading industry vendors to assist in the development, manufacturing, and marketing of our new products. We develop proprietary products independently and through the collaborative effort of our dedicated development team. During 2007, we targeted our product development efforts on specialty vitamins and sports nutrition products, condition specific products, and specialty vitamins.
     Research and Development
          We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product.

Business Segments
          We generate revenues from our three business segments, Retail, Franchise, and Manufacturing/Wholesale. The following chart outlines our business segments and the historical contribution to our consolidated revenues by those segments, after intercompany eliminations. For a description of operating income (loss) by business segment, our total assets by business segment, total revenues by geographic area, and total assets by geographic area, see the “Segments” note to our consolidated financial statements included in this report.

	Year ended December 31,
	2007		2006		2005
	(dollars in millions)
Retail	$1,168.6	75.3%	$1,122.7	75.5%	$989.5	75.1%
Franchise	241.1	15.5%	232.3	15.6%	212.8	16.1%
Manufacturing/Wholesale (Third Party)	143.1	9.2%	132.1	8.9%	115.4	8.8%

Total	$1,552.8	100.0%	$1,487.1	100.0%	$1,317.7	100.0%

     Retail
          Our Retail segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States and Canada, and in December 2005 we started selling products through our website, www.gnc.com.
     Locations
          As of December 31, 2007, we operated 2,745 company-owned stores across all 50 states and in Canada, Puerto Rico, and Washington, D.C. Most of our U.S. company-owned stores are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional mall and strip center locations typically generate a large percentage of our total retail sales. With the exception of our downtown stores, all of our company-owned stores follow one of two consistent formats, one for mall locations and one for strip shopping center locations. Our store graphics are periodically redesigned to better identify with our GNC customers and provide product information to allow the consumer to make educated decisions regarding product purchases and usage. Our product labeling is consistent within our product lines and the stores are designed to present a unified approach to packaging with emphasis on added information for the consumer. As an on-going practice, we continue to reset and upgrade all of our company-owned stores to maintain a more modern and customer-friendly layout, while promoting our GNC Live Well theme.
     Franchise
          Our Franchise segment is comprised of our domestic and international franchise operations. Our Franchise segment generates revenues from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales, and franchise fees.
          As a means of enhancing our operating performance and building our store base, we began opening franchised locations in 1988. As of December 31, 2007, there were 2,056 franchised stores operating, including 978 stores in the United States and 1,078 stores operating in 49 international locations. Approximately 89% of our franchised stores in the United States are in strip shopping centers and are typically between 1,000 and 2,000 square feet. The international franchised stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip center, street, or store-within-a-store locations. Typically, our international stores have a store format and signage similar to our U.S. franchised stores. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer site selection, construction assistance, accounting services, and a three-part training program, which consists of classroom instruction and training in a company-owned location, both of which occur prior to the franchised store opening, and actual on-site training during the first week of operations of the franchised store. We believe we have good relationships with our franchisees, as evidenced by our franchisee renewal rate of over 92% between 2002 and 2007. We do not rely heavily on any single franchise operator in the United States, since the largest franchisee owns and/or operates 12 store locations.
          All of our franchised stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores. Our international franchised stores offer a more limited product selection than our franchised stores in the United States with the product selection heavily weighted toward proprietary products. Products are distributed to our franchised stores in the United States through our distribution centers and transportation fleet in the same manner as our company-owned stores. Products distributed to our international franchised stores are delivered to the franchisee’s freight forwarder at the U.S. port of deportation, at which point our responsibility for the delivery of the products ends.
     Franchises in the United States
          Revenues from our franchisees in the United States accounted for approximately 72% of our total franchise revenues for the year ended December 31, 2007. In 2007, new franchisees in the United States were required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. We typically offer limited financing to qualified franchisees in the United States for terms up to five years. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for a ten-year period with two five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is at our election for all franchise agreements executed after December 1995. Franchisees must meet certain conditions in order to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to follow the GNC store format.
          Franchisees must meet certain minimum standards and duties prescribed by our franchise operations manual and we conduct periodic field visit reports to ensure our minimum standards are maintained. Generally, we enter into a five-year lease with one five-year renewal option with landlords for our franchised locations in the United States. This allows us to secure space at cost-effective rates, which we sublease to our franchisees at cost. By subleasing to our franchisees, we have greater control over the location and have greater bargaining power for lease negotiations than an individual franchisee typically would have. In addition, we can elect not to renew subleases for underperforming locations. If a franchisee does not meet specified performance and appearance criteria, the franchise agreement outlines the procedures under which we are permitted to terminate the franchise agreement. In these situations, we may take possession of the location, inventory, and equipment, and operate the store as a company-owned store or re-franchise the location. The offering and sale of our franchises in the United States are regulated by the FTC and various stated authorities. See “—Government Regulation—Franchise Regulation.”
     International Franchises
          Revenues from our international franchisees accounted for approximately 28% of our total franchise revenues for the year ended December 31, 2007. In 2007, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store and on average continuing royalty fees of approximately 5%, with fees and royalties varying depending on the country and the store type. Our franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 557 international franchised locations at the end of 2002 to 1,078 international locations as of December 31, 2007, without incurring any capital expenditures related to this expansion. We typically generate less revenue from franchises outside the United States due to lower international royalty rates and due to the franchisees purchasing a smaller percentage of products from us compared to our domestic franchisees.
          Franchisees in international locations enter into development agreements with us for either full-size stores, a store-within-a-store at a host location, or wholesale distribution center operations. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The international franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the international franchisee has the option to renew the agreement at 33% of the franchise fee that is then in effect. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the international franchisee of a store-within-a-store location has the option to renew the agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country franchised, excluding military bases. Our international franchisees must meet minimum standards and duties similar to our U.S. franchisees. Our international franchise agreements and international operations may be regulated by various country, local and international laws. See “—Government Regulation—Franchise Regulation”.
Manufacturing/Wholesale
          Our Manufacturing/Wholesale segment is comprised of our manufacturing operations in South Carolina and our wholesale sales business. This segment supplies our Retail and Franchise segments as well as various third parties with finished products. Our Manufacturing/Wholesale segment generates revenues through sales of manufactured products to third parties, and the sale of our proprietary and third-party brand products to Rite Aid and drugstore.com. Our wholesale operations, including our Rite Aid and drugstore.com wholesale operations, are supported primarily by our Anderson, South Carolina distribution center.
     Manufacturing
          Our technologically sophisticated manufacturing and warehousing facilities support our Retail and Franchise segments and enable us to control the production and distribution of our proprietary products, to better control costs, to protect product quality, to monitor delivery times, and to maintain appropriate inventory levels. We operate two manufacturing facilities, one in Greenville, South Carolina and one in Anderson, South Carolina. We utilize our plants primarily for the production of proprietary products. Our manufacturing operations are designed to allow low-cost production of a variety of products of different quantities, sizes, and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity, and micro-bacterial testing. Our manufacturing facilities also service our wholesale operations, including the manufacture and supply of Rite Aid private label products for distribution to Rite Aid locations. We use our available capacity at these facilities to produce products for sale to third-party customers.
          The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals, and gelatin. We maintain multiple sources for the majority of our raw materials, with the remaining being single-sourced due to the uniqueness of the material. As of December 31, 2007, no one vendor supplied more than 10% of our raw materials. Our distribution fleet delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers.

     Wholesale
          Store-Within-a-Store Locations
          To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid to open GNC store-within-a-store locations. As of December 31, 2007, we had 1,358 store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid’s sole supplier for the PharmAssure® vitamin brand and a number of Rite Aid private label supplements. In the third quarter of 2007, we extended our alliance with Rite Aid through 2014 with a five year option. At December 31, 2007, Rite Aid had opened 140 stores of 1,125 additional stores that Rite Aid has committed to open by December 31, 2014.
          Distribution Agreement with drugstore.com
          We have an internet distribution agreement with drugstore.com, inc. with an initial term through June 2009. Through this strategic alliance, drugstore.com was the exclusive internet retailer of our proprietary products, the PharmAssure vitamin brand, and certain other nutritional supplements until June 2005, when this exclusive relationship terminated. This alliance allows us to access a larger base of customers, who may not otherwise live close to, or have the time to visit, a GNC store and provides an internet distribution channel in addition to www.gnc.com. We generate revenues from the distribution agreement with drugstore.com through sales of our proprietary and third-party products on a wholesale basis and through retail sales of certain other products on a consignment basis.
Employees
          As of December 31, 2007, we had a total of 5,158 full-time and 8,081 part-time employees, of whom approximately 10,753 were employed in our Retail segment; 33 were employed in our Franchise segment; 1,307 were employed in our Manufacturing/Wholesale segment; 475 were employed in corporate support functions; and 671 were employed in Canada. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.
Competition
          The U.S. nutritional supplements retail industry is a large, highly fragmented, and growing industry, with no single industry participant accounting for a majority of total industry retail sales. Competition is based primarily on price, quality, and assortment of products, customer service, marketing support, and availability of new products. In addition, the market is highly sensitive to the introduction of new products.
          We compete with publicly owned and privately owned companies, which are highly fragmented in terms of geographical market coverage and product categories. We compete with other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other internet sites, and a variety of other smaller participants. In addition, we believe that the market is highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we compete with supermarkets, drugstores, and mass merchants with heavily advertised national brands manufactured by large pharmaceutical and food companies and other retailers. Most supermarkets, drugstores, and mass merchants have narrow product offerings limited primarily to simple vitamins and herbs and popular third-party diet products. Our international competitors also include large international pharmacy chains and major international supermarket chains as well as other large U.S.-based companies with international operations. Our wholesale and manufacturing operations also compete with other wholesalers and manufacturers of third-party nutritional supplements.
Trademarks and Other Intellectual Property
          We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, including the GNC brand name. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including trademark, patent, and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants, and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. We are also a party to several intellectual property license agreements relating to certain of our products. For example, we are a party to license agreements entered into in connection with the Numico acquisition pursuant to which we license certain patent rights to Numico and Numico licenses to us specific patent rights and proprietary information. These license agreements generally continue in existence until the expiration of the licensed patent, if applicable, the licensee’s election to terminate the agreement, or the mutual consent of the parties. The patents which we own generally have a term of 20 years from their filing date, although none of our owned or licensed patents are currently associated with a material portion of our business. The duration of our trademark registrations is generally 10, 15, or 20 years, depending on the country in which the marks are registered, and the registrations can be renewed by us. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product.
Insurance and Risk Management
          We purchase insurance to cover standard risks in the nutritional supplements industry, including policies to cover general products liability, workers’ compensation, auto liability, and other casualty and property risks. Our insurance rates are dependent upon our safety record as well as trends in the insurance industry. We also maintain workers’ compensation insurance and auto insurance policies that are retrospective in that the cost per year will vary depending on the frequency and severity of claims in the policy year. We currently maintain product liability insurance and general liability insurance.
          We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by GNC results in injury. With respect to product liability coverage, we carry insurance coverage typical of our industry and product lines. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. We have the ability to refer claims to most of our vendors and their insurers to pay the costs associated with any claims arising from such vendors’ products. In many cases, our insurance covers such claims that are not adequately covered by a vendor’s insurance and provides for excess secondary coverage above the limits provided by our product vendors.
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

Government Regulation
     Product Regulation
          Domestic
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulates the formulation, safety, manufacture, packaging, labeling, and distribution of dietary supplements, (including vitamins, minerals, and herbs), and over-the-counter drugs. The FTC has jurisdiction to regulate the advertising of these products.
          The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework governing the composition, safety, labeling and marketing of dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids, and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts, or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient. The FDA has announced that it plans to issue a guidance governing notification of new dietary ingredients. While FDA guidance is not mandatory, they are a strong indication of the FDA’s current views on the topic of the guidance, including its position on enforcement. Depending upon the recommendations made in the guidance, particularly those relating to animal or human testing, such guidance could make it more difficult for us to successfully notify new dietary ingredients.
          The FDA issued a consumer warning in 1996, followed by proposed regulations in 1997, covering dietary supplements that contain ephedrine alkaloids, which are obtained from the botanical species ephedra and are commonly referred to as ephedra. In February 2003 the Department of Health and Human Services announced a series of actions that the Department of Health and Human Services and the FDA planned to execute with respect to products containing ephedra, including the solicitation of evidence regarding the significant or unreasonable risk of illness or injury from dietary supplements containing ephedra and the immediate execution of a series of actions against ephedra products making unsubstantiated claims about sports performance enhancement. In addition, many states proposed regulations and three states enacted laws restricting the promotion and distribution of ephedra-containing dietary supplements. The botanical ingredient ephedra was formerly used in several third-party and private label dietary supplement products. In January 2003, we began focusing our diet category on products that would replace ephedra products. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. Sales of products containing ephedra amounted to approximately $35.2 million or 3.3% of our retail sales in 2003 and $182.9 million, or 17.1% of our retail sales in 2002. In February 2004, the FDA issued a final regulation declaring dietary supplements containing ephedra illegal under the FDCA because they present an unreasonable risk of illness or injury under the conditions of use recommended or suggested in labeling, or if no conditions of use are suggested or recommended in labeling, under ordinary conditions of use. The rule took effect April 12, 2004 and banned the sale of dietary supplement products containing ephedra. Similarly, the FDA issued a consumer advisory in 2002 with respect to dietary supplements that contain the ingredient Kava Kava, and the FDA is currently investigating adverse effects associated with ingestion of this ingredient. One of our subsidiaries, Nutra Manufacturing, Inc., manufactured products containing Kava Kava from December 1995 until August 2002. All stores were instructed to stop selling products containing Kava Kava in December 2002. The FDA could take similar actions against other products or product ingredients which it determines present an unreasonable health risk to consumers.
          DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing, and dietary supplements bearing such claims must include a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Such statements may describe how a particular dietary ingredient affects the structure, function, or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function, or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.
          In addition, DSHEA provides that so-called “third-party literature,” e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.
          On June 22, 2007, the FDA issued a final rule establishing regulations to require good manufacturing practices (“GMPs”) for dietary supplements. The regulations establish the GMPs to ensure quality throughout the manufacturing, packaging, labeling, and storing of dietary supplements. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, testing ingredients and the finished product, recordkeeping, and handling consumer product complaints. As a companion document, the FDA also issued an interim final rule that outlines a petition process for manufacturers to request an exemption to the GMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule, the manufacturer may be exempted from the dietary ingredient identity testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. Companies with more than 500 employees have until June 2008 to comply with the new regulations, companies with less than 500 employees have until June 2009 to comply, and companies with fewer than 20 employees have until June 2010 to comply. We or our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial additional expenses. In addition, if our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased costs or delays in obtaining certain raw materials and third-party products.
          In December 2006, Congress passed the Dietary Supplement and Nonprescription Consumer Protection Act (S3546) (“Act”). The Act, which became effective in December 2007, mandates reporting of “serious adverse events” associated with dietary supplements and over-the-counter drugs to FDA by a manufacturer, packer, or distributor whose name appears on the label of the product. Records must be maintained of all adverse events for six years after receipt. The Act also makes submission of a false report to FDA illegal. We may not be able to comply with the new requirements without incurring substantial additional expenses.
          The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, to publicize information about illegal products, detain products intended for import, to request a recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts. The regulation of dietary supplements may increase or become more restrictive in the future.
          Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. HR 1249 would subject the dietary ingredient dehydroepiandrosterone (DHEA) to the requirements of the Controlled Substances Act, which would prevent our ability to sell products containing DHEA. S 2470 would amend the Controlled Substances Act to restrict the sale of DHEA-containing dietary supplements to minors. In October 2004, legislation was passed subjecting specified substances formerly used in some dietary supplements, such as androstenedione or “andro,” to the requirements of the Controlled Substances Act. Under the 2004 law, these substances can no longer be sold as dietary supplements.
          The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. We continue to be subject to three consent orders issued by the FTC. In 1984, the FTC instituted an investigation of General Nutrition, Incorporated, one of our subsidiaries, alleging deceptive acts and practices in connection with the advertising and marketing of certain of its products. General Nutrition, Incorporated accepted a proposed consent order which was finalized in 1989, under which it agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence, and paid an aggregate of $0.6 million to the American Diabetes Association, Inc., the American Cancer Society, Inc., and the American Heart Association for the support of research in the fields of nutrition, obesity, or physical fitness. We also entered into a consent order in 1970 with the FTC, which generally addressed “iron deficiency anemia” type products. As a result of routine monitoring by the FTC, disputes arose concerning its compliance with these orders and with regard to advertising for certain hair care products. While General Nutrition, Incorporated believes that, at all times, it operated in material compliance with the orders, it entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, General Nutrition, Incorporated entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million and agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. We do not believe that future compliance with the outstanding consent decrees will materially affect our business operations. In 2000, the FTC amended the 1970 order to clarify language in it that was believed to be ambiguous and outmoded.
          The FTC continues to monitor our advertising and, from time to time, requests substantiation with respect to such advertising to assess compliance with the various outstanding consent decrees and with the Federal Trade Commission Act. Our policy is to use advertising that complies with the consent decrees and applicable regulations. We review all products brought into our distribution centers to assure that such products and their labels comply with the consent decrees. We also review the use of third-party point of purchase materials such as store signs and promotional brochures. Nevertheless, there can be no assurance that inadvertent failures to comply with the consent decrees and applicable regulations will not occur. Some of the products sold by franchised stores are purchased by franchisees directly from other vendors and these products do not flow through our distribution centers. Although franchise contracts contain strict requirements for store operations, including compliance with federal, state, and local laws and regulations, we cannot exercise the same degree of control over franchisees as we do over our company-owned stores. As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated, or relabeled certain of our products and revised certain provisions of our sales and marketing program. We believe we are in material compliance with the various consent decrees and with applicable federal, state, and local rules and regulations concerning our products and marketing program. Compliance with the provisions of national, state, and local environmental laws and regulations has not had a material effect upon our capital expenditures, earnings, financial position, liquidity, or competitive position.
          Foreign
          Our products sold in foreign countries are also subject to regulation under various national, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising, and distribution of dietary supplements and over-the-counter drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products.
     New Legislation or Regulation
          We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping, or require expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation.
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
          We also must comply with a number of state laws that regulate some substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s business practices in a number of ways, including limiting the ability to:
•	terminate or not renew a franchise without good cause;

•	interfere with the right of free association among franchisees;

•	disapprove the transfer of a franchise;

•	discriminate among franchisees with regard to franchise terms and charges, royalties, and other fees; and

•	place new stores near existing franchises.
          To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations. Bills intended to regulate certain aspects of franchise relationships have been introduced into Congress on several occasions during the last decade, but none have been enacted. Revisions to the FTC rule have also been proposed by the FTC and currently are in the comment stage of the rulemaking process.
          Our international franchise agreements and franchise operations are regulated by various foreign laws, rules, and regulations. To date, these laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

     Environmental Compliance
          We are subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing our operations, including the handling, transportation, and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from our operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in our processes could also cause us to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes were sent in connection with current or former operations at our facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. From time to time, we have incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of our properties or properties at which our waste has been disposed. We believe we have complied with, and are currently complying with, our environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on our business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.

ITEM 1A. RISK FACTORS.
          The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this report. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition, or operating results could be harmed substantially.
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
          Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. Many of our executives are not bound by employment agreements with us, nor do we maintain key person life insurance policies on any of our executives. See Item 11, “Executive Compensation”.
          In the last two years, we have experienced significant management changes. In December 2004, our then Chief Executive Officer resigned. In 2005, six of our then executive officers resigned at different times, including our former Chief Executive Officer, who served in that position for approximately five months. In November 2005, our board of directors appointed Joseph Fortunato, then our Chief Operating Officer, as our Chief Executive Officer. Some of these changes were the result of the officer’s personal decision to pursue other opportunities. The remaining changes were instituted by us as part of strategic initiatives executed in 2005. Effective April 17, 2006, our Chief Operating Officer resigned to become a senior officer of Linens ‘n Things, Inc. Until March 2007, following completion of the Merger, he continued to serve as Merchandising Counselor. In April 2006, we appointed a new Chief Merchandising Officer, who resigned effective April 28, 2006, because of disagreements about the direction of our merchandising efforts. Our Executive Chairman of the Board, Robert J. DiNicola resigned immediately prior to the closing of the Merger.

In addition, Susan Trimbo resigned effective March 31, 2007 as our Senior Vice President of Scientific Affairs, Mark Weintrub resigned effective September 30, 2007 as our Senior Vice President and Chief Legal Officer and Curt Larrimer resigned effective December 31, 2007 as our Executive Vice President and Chief Financial Officer. Although the duties of Chief Financial Officer are being performed by J. Kenneth Fox, Senior Vice President and Treasurer, we have not yet identified a permanent replacement for Mr. Larrimer. We will continue to enhance our management team as necessary to strengthen our business for future growth. Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.
Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” See Item 1, “Business—Government regulations—Product regulation.” Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. Sale of products containing ephedra amounted to approximately $35.2 million, or 3.3%, of our retail sales in 2003 and approximately $182.9 million, or 17.1%, of our retail sales in 2002. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
          Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant new regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. Although regulatory requirements created by the new legislation will not become mandatory until December 2007, this new legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on Good Manufacturing Practice in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. Although we will have until June 2008 to comply with these new regulations, they could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish a guidance governing the notification of new dietary ingredients in 2007. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement. Depending on its recommendations, particularly those relating to animal or human testing, such guidance could also raise our costs and negatively impact our business. We may not be able to comply with the new rules without incurring additional expenses, which could be significant. See Item 1, “Business—Government regulation—Product regulation” for additional information.
Our failure to comply with FTC regulations and existing consent decrees imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.
          The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to three consent decrees that limit our ability to make certain claims with respect to our products and required us to pay civil penalties and other amounts in the aggregate amount of $3.0 million. See Item 1, “Business—Government regulation—Product regulation.” Failure by us or our franchisees to comply with the consent decrees and applicable regulations could occur from time to time. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.
We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.
          As a retailer, distributor, and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of February 29, 2008, we have been named as a defendant in 2 pending cases involving the sale of products that contain ephedra. See Item 1, “Business—Legal Proceedings.” Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. All claims to date have been tendered to the third-party manufacturer or to our insurer, and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for losses arising from claims related to products containing ephedra sold before December 5, 2003. All of the pending cases relate to products sold before that time.
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
          Our manufacturing operations produced approximately 34% of the products we sold for the years ended December 31, 2007 and 2006. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. As of December 31, 2007, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements or the loss of certifications, power interruptions, fires, hurricanes, war, or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.
          We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. However, we may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademark may not receive the same degree of protection in foreign countries as it does in the United States. Also, we may not always be able to successfully enforce our trademark against competitors or against challenges by others. For example, a third party is currently challenging our right to register in the United States certain marks that incorporate our “GNC Live Well” trademark. This third party initiated proceedings in the United Stated Patent and Trademark Office to cancel four registrations for our “GNC Live Well” mark. Subsequently, we permitted three of these registrations to lapse and the Patent and Trademark Office has cancelled the fourth registration. Other third parties are also challenging our “GNC Live Well” trademark in foreign jurisdictions. Our failure to successfully protect our trademark could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues and profitability.
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
          As of December 31, 2007 approximately 33%, and as of December 31, 2006 approximately 34%, of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.5% of our revenues for the year ended December 31, 2007 and approximately 15.6% of our revenues for the same period in 2006. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
          As of December 31, 2007, we had 147 company-owned Canadian stores and 1,078 international franchised stores in 49 international markets. We derived 9.5% of our revenues for the year ended December 31, 2007 and 8.7% of our revenues for 2006 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; (5) workers’ compensation insurance; and (6) various other areas. We are self-insured for other areas, including: (1) medical benefits; (2) workers’ compensation coverage in New York, with a stop loss of $250,000; (3) physical damage to our tractors, trailers, and fleet vehicles for field personnel use; and (4) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance, and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $2.0 million per claim with an aggregate cap on retained loss of $10.0 million. As a result, our insurance and claims expense could increase in the future. Alternatively, we could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected. See Item 3, “Legal proceedings.”
The controlling stockholders of our Parent may take actions that conflict with the interests of other stockholders and investors. This control may have the effect of delaying or preventing changes of control or changes in management.
          Affiliates of Ares Management LLC and Teachers’ Private Capital, a division of Ontario Teachers' Pension Plan Board, and certain of our directors and members of our management will indirectly beneficially own substantially all of the outstanding equity of our Parent and, as a result, will have the indirect power to elect our directors, to appoint members of management, and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions, or sales of all or substantially all of our assets. The interests of our ultimate controlling stockholders might conflict with the interests of other stockholders or the holders of our debt. Our ultimate controlling stockholders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our debt.
Risks Related to Our Substantial Indebtedness
Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.
          As of December 31, 2007, our total consolidated long-term debt (including current portion) was approximately $1,087.0 million, and we had an additional $53.5 million available for borrowing on a collateralized basis under our $60.0 million senior revolving credit facility after giving effect to the use of $6.5 million of the revolving credit facility to secure letters of credit.
          All of the debt under our senior credit facility bears interest at variable rates. We are subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.

          Our substantial debt could have material consequences on our financial condition. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the New Senior Notes and the New Senior Subordinated Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to use all or a large portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, research and development efforts, capital expenditures, and other business activities;

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
For additional information regarding the interest rates and maturity dates of our existing debt, see Item 7, ”Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Despite our current significant level of debt, we may still be able to incur additional debt, which could increase the risks described above, adversely affect our financial health, or prevent us from fulfilling our obligations under the New Senior Notes and the New Senior Subordinated Notes.
          We and our subsidiaries may be able to incur additional debt in the future, including collateralized debt. Although the New Senior Credit Facility and the indentures governing the New Senior Notes and the New Senior Subordinated Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. If additional debt is added to our current level of debt, the risks described above would increase.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the New Senior Notes and the New Senior Subordinated Notes could decline and we may default under our obligations. As of December 31, 2007 substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indentures, which could cause us to default on our debt obligations, including the New Senior Notes and the New Senior Subordinated Notes.
          Upon certain “change of control” events, as that term is defined in the indentures governing the New Senior Notes and the New Senior Subordinated Notes, we will be required to make an offer to repurchase all or any part of each holder’s notes at a price equal to 101% of the principal thereof, plus accrued interest to the date of repurchase. Because we do not have access to the cash flow of our subsidiaries, we will likely not have sufficient funds available at the time of any change of control event to repurchase all tendered notes pursuant to this requirement. Our failure to offer to repurchase notes or to repurchase notes tendered following a change of control would result in a default under the indentures. Accordingly, prior to repurchasing the notes upon a change of control event, we must refinance all of our outstanding indebtedness. We may be unable to refinance all of our outstanding indebtedness on terms acceptable to us or at all. If we were unable to refinance all such indebtedness, we would remain effectively prohibited from offering to repurchase the notes.
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
          Our ability to comply with these covenants and other provisions of the New Senior Credit Facility and the indentures governing the New Senior Notes and the New Senior Subordinated Notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those and other obligations to become immediately due and payable. If any of our debt is accelerated, we may not be able to repay it.
          The senior credit facility also requires that we meet specified financial ratios, including, but not limited to, maximum total leverage ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.
ITEM 2. PROPERTIES.
          As of December 31, 2007, there were 6,159 GNC store locations globally. In our Retail segment, all but one of our company-owned stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, substantially all of our franchised stores in the United States and Canada are located on premises we lease and then sublease to our respective franchisees. All of our franchised stores in 49 international markets are owned or leased directly by our franchisees. No single store is material to our operations.

As of December 31, 2007, our company-owned and franchised stores in the United States and Canada (excluding store-within-a-store locations) and our other international franchised stores consisted of:

	Company-
United States and Canada	Owned Retail	Franchise	International	Franchise
Alabama	32	13	Aruba	2
Alaska	6	5	Australia	52
Arizona	51	9	Bahamas	4
Arkansas	20	6	Bahrain	2
California	211	153	Bolivia	1
Colorado	62	14	Brazil	1
Connecticut	37	5	Brunei	3
Delaware	14	4	Bulgaria	3
District of Columbia	6	1	Cayman Islands	3
Florida	209	103	Chile	121
Georgia	91	47	China	1
Hawaii	21	0	Colombia	7
Idaho	8	5	Costa Rica	10
Illinois	99	49	Dominican Republic	14
Indiana	51	22	Ecuador	17
Iowa	28	4	Egypt	1
Kansas	24	5	El Salvador	9
Kentucky	39	8	Guam	3
Louisiana	37	9	Guatemala	25
Maine	8	0	Honduras	3
Maryland	53	22	Hong Kong	35
Massachusetts	56	6	India	14
Michigan	81	39	Indonesia	32
Minnesota	60	11	Israel	16
Mississippi	20	9	Kuwait	4
Missouri	44	20	Lebanon	5
Montana	4	3	Malaysia	30
Nebraska	10	13	Mexico	234
Nevada	15	11	Mongolia	1
New Hampshire	15	5	Nicaragua	1
New Jersey	75	36	Nigeria	1
New Mexico	19	2	Oman	1
New York	163	33	Pakistan	5
North Carolina	95	28	Panama	6
North Dakota	6	0	Paraguay	1
Ohio	101	53	Peru	34
Oklahoma	29	8	Philippines	41
Oregon	23	5	Qatar	2
Pennsylvania	132	40	Saudi Arabia	35
Puerto Rico	23	0	Singapore	56
Rhode Island	12	1	South Korea	96
South Carolina	30	23	Spain	1
South Dakota	5	0	Taiwan	23
Tennessee	44	27	Thailand	29
Texas	199	74	Turkey	44
Utah	20	7	UAE	6
Vermont	4	0	Ukraine	4
Virginia	80	21	Venezuela	35
Washington	47	14
West Virginia	21	2
Wisconsin	53	3

Wyoming	5	0	Total	1,074

Canada	147	4

Total	2,745	982

          In our Manufacturing/Wholesale segment, we lease facilities for manufacturing, packaging, warehousing, and distribution operations. We manufacture a majority of our proprietary products at an approximately 300,000 square-foot facility in Greenville, South Carolina. We also lease an approximately 630,000 square-foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing, and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to “fee-in-lieu-of-taxes” arrangements with the counties in which the facilities are located, but we retain the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. We lease a 210,000 square-foot distribution center in Leetsdale, Pennsylvania and a 112,000 square-foot distribution center in Phoenix, Arizona. We also lease space at a distribution center in Canada.
          We lease four small regional sales offices in Clearwater, Florida; Fort Lauderdale, Florida; Tustin, California; and Mississauga, Ontario. None of the regional sales offices is larger than 5,000 square feet. Our 253,000 square-foot corporate headquarters in Pittsburgh, Pennsylvania, is owned by Gustine Sixth Avenue Associates, Ltd., a Pennsylvania limited partnership, of which General Nutrition Incorporated, one of our subsidiaries, is a limited partner entitled to share in 75% of the partnership’s profits or losses. The partnership’s ownership of the land and buildings, and the partnership’s interest in the ground lease to General Nutrition Incorporated, are all encumbered by a mortgage in the original principal amount of $17.9 million, with an outstanding balance of $9.8 million as of December 31, 2007. This partnership is included in our consolidated financial statements.
ITEM 3. LEGAL PROCEEDINGS.
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
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on our business or financial condition. We currently maintain product liability insurance with a deductible/retention of $2.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms, and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer and by the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.
          Ephedra (Ephedrine Alkaloids). As of February 29, 2008, we had been named as a defendant in 2 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer, and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.
          Pro-Hormone/Androstenedione Cases. We are currently defending against five lawsuits (the “Andro Actions”) relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). These five lawsuits were filed in California, New Jersey, New York, Pennsylvania, and Florida.
          In each of the five cases, plaintiffs have sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased certain nutritional supplements from the Company alleged to contain one or more Andro Products.
          On April 17 and 18, 2006, we filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. At the same time, we filed motions seeking to transfer each of the Andro Actions to the United States District Court for the Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying us with Andro Products, and to whom we sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), filed bankruptcy. We were successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the United States District Court for the Southern District of New York based on bankruptcy jurisdiction. The California case was not removed and remains pending in state court.
          Following the conclusion of the MuscleTech Bankruptcy case, plaintiffs, in September 2007, filed a stipulation dismissing all claims related to the sale of MuscleTech products in the four cases currently pending in the Southern District of New York (New Jersey, New York, Pennsylvania, and Florida). Additionally, plaintiffs have filed motions with the Court to remand these actions to their respective state courts, asserting that the federal court is divested of jurisdiction because the MuscleTech bankruptcy action is no longer pending. The motions to remand remain pending before the District Court. A more detailed description, listed by original state court proceeding and current style, follows:
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
          On January 25, 2008, a mediation was held for the Andro Actions and no resolution was reached. Based upon the information available to us at the present time, we believe that these matters will not have a material adverse effect upon our business or financial condition. As any liabilities that may arise from these cases are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
          Class Action Settlement. Five class action lawsuits were filed against us in the state courts of Alabama, California, Illinois, and Texas with respect to claims that the labeling, packaging, and advertising with respect to a third-party product sold by us were misleading and deceptive. We denied any wrongdoing and are pursuing indemnification claims against the manufacturer. As a result of mediation, the parties agreed to a national settlement of the lawsuits, which has been approved by the court. Notice to the class has been published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC Gold Card members. Each person who purchased the third-party product and who is part of the class and who presented a cash register receipt or original product packaging will receive a cash reimbursement equal to the retail price paid, net of sales tax. Class members who purchased the product, but who do not have a cash register receipt or original product packaging, were given an opportunity to submit a signed affidavit that would then entitle them to receive one or more coupons. The deadline for submission of register receipts, original product packaging, or signed affidavits, was January 5, 2007. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period from the date of issuance. We also agreed to donate 100,000 coupons to the United Way. In addition to the cash reimbursements and coupons, as part of the settlement we paid legal fees of approximately $1.0 million and incurred advertising and postage costs of approximately $0.4 million in 2006. Additionally, as of June 30, 2007, an accrual of $0.3 million existed for additional advertising and postage costs related to the notification letters. The deadline for class members to opt out of the settlement class or object to the terms of the settlement was July 6, 2006. A final fairness hearing took place on January 27, 2007. As of February 29, 2008, there had been 651 claims forms submitted. Due to the uncertainty that exists as to the extent of future sales to the purchasers, the coupons are an incentive for the purchasers to buy products or services from us (at a reduced gross margin). Accordingly, the Company will recognize the settlement by reducing revenue in future periods when the purchasers utilize the coupons.
          Franklin Publications. On October 26, 2005, General Nutrition Corporation was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. The case was subsequently removed to the United States District Court for the Southern District of Ohio, Eastern Division. At the end of February, 2008, the case was settled. The lawsuit was based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin was seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleged that the GNC subsidiary had interfered with Franklin’s business relationships with the advertisers in the publications, who were primarily GNC vendors, and had been unjustly enriched. We believe that the settlement will not have a material adverse effect on our business or financial condition.
          Wage and Hour Claim. On August 11, 2006, the Company and General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, were sued in federal district court for the District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Plaintiffs contend that the Company and General Nutrition Corporation improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. In May 2007, the parties entered into a settlement of the claims, which is subject to court approval. On or about July 3, 2007, the Company sent a notice to all potential claimants, who may then elect to opt in to the settlement. While the actual settlement amount will be based on the number of claimants who actually opt in to participate in the settlement, if approved by the court, the settlement contemplates a maximum total payment by the Company of $1.9 million if all potential claimants opt in. Based on the number of actual opt-ins, the total amount paid in the third quarter of 2007 to the class is approximately $0.1 million. In addition, the Company paid the plaintiffs’ counsel an agreed amount of $0.7 million for attorneys’ fees following approval by the court of the settlement. On July 23, 2007, the court approved the settlement of claims as fair, reasonable, and adequate and entered its Order of Approval. The total amount paid to the class approximated $0.1 million. Final Judgment was entered by the Court on December 18, 2007 disposing of the claims of the opt-in plaintiffs.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
          There is no established public trading market for our common stock. As of March 1, 2008, 100 shares of our Common Stock were outstanding, all of which are held by our Parent. As of December 31, 2007, there was one holder of our common stock and there were 45 holders of our ultimate Parent’s common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this report.
Dividends
          We did not pay dividends on our common stock during the 2007 or 2006 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, we are subject to certain restrictions on our ability to pay dividends under the terms of the New Senior Credit Facility, New Senior Notes, and New Senior Subordinated Notes.
          In March 2006, we made payments totaling $49.9 million, to the common stockholders of GNC Corporation, our direct parent company. In November 2006, we distributed $19.0 million to GNC Corporation. At the same time, GNC Parent Corporation, our ultimate parent company at that time, paid a dividend totaling $275.0 million to its common stockholders.
Securities Authorized for Issuance under Equity Compensation Plans
          Upon completion of the Merger, our Parent adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable us to attract, retain, and reward highly qualified personnel who will contribute to our success. The 2007 Plan provides for the granting of stock options, restricted stock, and certain other stock-based awards. Awards under the 2007 Plan may be granted to certain eligible employees, directors, consultants, or advisors as determined by the administering committee of our ultimate Parent’s board of directors. At December 31, 2007 the total number of shares of our ultimate Parent’s Class A common stock reserved and available under the 2007 Plan is 8,419,178 shares. On February 12, 2008, the Board of Directors increased the total number of shares available by 2,000,000 shares to 10,419,178 shares. Stock options granted under the 2007 Plan are granted at not less than fair market value (or, in the case of persons holding more than 10% of the voting power of us, our ultimate Parent, or our subsidiaries, less than 110% of fair market value), generally vest over a five-year vesting schedule, and expire after ten years from date of grant. If any award granted under the 2007 Plan expires, terminates, is canceled, or is forfeited for any reason, the number of shares underlying such award will become available for future awards under the 2007 Plan. No awards other than stock options have been granted under the 2007 Plan.

Number of
securities remaining
available for future
issuance under
equity
	Number of securities	Weighted-average	compensation plans
	to be issued upon	exercise price of	(excluding
	exercise of	outstanding	securities
	outstanding options,	options, warrants	reflected in first
Plan category	warrants and rights	and rights	column)
Equity compensation plans approved by security holders	6,714,492 [1]	$6.25	1,704,686

Equity compensation plans not approved by security holders	—	—	—
Total	6,714,492 [1]	$6.25	1,704,686

(1)	Consists of options to purchase shares of our Parent’s Class A common stock granted pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA.
          The selected consolidated financial data presented below as of and for the period March 16 to December 31, 2007, for the period January 1, 2007 to March 15, 2007, and for the years ended December 31, 2006 and 2005 are derived from our audited consolidated financial statements and their notes included in this report. The selected consolidated financial data presented below and for the year ended December 31, 2004, the 27 days ended December 31, 2003 and the period from January 1, 2003 to December 4, 2003 are derived from our audited consolidated financial statements and their notes, which are not included in this report. The selected consolidated financial data as of and for the years then ended December 31, 2006, 2005, and 2004 and as of December 31, 2003 and for the 27 days then ended represent the period during which General Nutrition Centers, Inc. was owned by Apollo. The selected consolidated financial data as of and for the period from January 1, 2003 to December 4, 2003 represent the period during which General Nutrition Companies, Inc. was owned by Numico.
          On December 5, 2003, we acquired 100% of the outstanding equity interests of General Nutrition Companies, Inc. from Numico in a business combination accounted for under the purchase method of accounting. The selected consolidated financial data for the period from January 1, 2003 to December 4, 2003 represent the period in 2003 that General Nutrition Companies, Inc. was owned by Numico. The selected consolidated financial data for the 27 days ended December 31, 2003 represent the period of operations in 2003 after the Numico acquisition.
          As a result of the Numico acquisition, the consolidated statements of operations for the Apollo predecessor period include the following: interest and amortization expense resulting from the December 2003 senior credit facility and issuance of senior subordinated notes in December 2003 and senior notes in January 2005; amortization of intangible assets related to the Numico acquisition; and management fees that did not exist prior to the Numico acquisition. Further, as a result of purchase accounting, the fair values of our assets on the date of the Numico acquisition became their new cost basis.
          On February 8, 2007, our parent corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings, Inc., pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of GNC Acquisition Holdings Inc. This Merger was accounted for under the purchase method of accounting. As a result, the financial data presented as of December 31, 2007, and for the period from March 16, 2007 to December 31, 2007 represents, the period of operations after the Merger.
          As a result of the Merger, the consolidated statement of operations for the successor period includes the following: interest and amortization expense resulting from the issuance of the Senior Floating Rate Toggle Notes and the 10.75% Senior Subordinated Notes; and amortization of intangible assets related to the Merger. Further, as a result of purchase accounting, the fair values of our assets on the date of the Merger became their new cost basis.
          You should read the following financial information together with the information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and their related notes.

		Apollo					Numico
	Successor	Predecessor	Apollo Predecessor				Predecessor
	March 16-	January 1-				27 Days Ended	Period ended
	December 31,	March 15,	Year Ended December 31,			December 31,	December 4,
(dollars in millions)	2007	2007	2006	2005	2004	2003	2003

Statement of Operations Data:
Revenue:
Retail	$909.3	$259.3	$1,122.7	$989.4	$1,001.8	$66.2	$993.3
Franchising	193.9	47.2	232.3	212.8	226.5	14.2	241.3
Manufacturing/Wholesale	119.8	23.3	132.1	115.5	116.4	8.9	105.6

Total revenue	1,223.0	329.8	1,487.1	1,317.7	1,344.7	89.3	1,340.2
Cost of sales, including costs of warehousing, distribution and occupancy	814.2	212.2	983.5	898.7	895.2	63.6	934.9

Gross profit	408.8	117.6	503.6	419.0	449.5	25.7	405.3
Compensation and related benefits	195.8	64.3	260.8	228.6	230.0	16.7	235.0
Advertising and promotion	35.0	20.5	50.7	44.7	44.0	0.5	38.4
Other selling, general and administrative	71.3	17.3	92.4	76.2	73.7	5.1	70.9
Other (expense)/ income(1)	(0.4)	(0.1)	0.5	(3.1)	(0.3)	—	(10.1)
Impairment of goodwill and intangible assets(2)	—	—	—	—	—	—	709.4
Merger related costs	—	34.6	—	—	—	—	—

Operating income (loss)	107.1	(19.0)	99.2	72.6	102.1	3.4	(638.3)

Interest expense, net	75.5	43.0	39.6	43.1	34.4	2.8	121.1

Income (loss) before income taxes	31.6	(62.0)	59.6	29.5	67.7	0.6	(759.4)
Income tax expense (benefit)	12.6	(10.7)	22.2	10.9	25.1	0.2	(174.5)

Net income/ (loss)	$19.0	$(51.3)	$37.4	$18.6	$42.6	$0.4	$(584.9)

(1)
Other (expense) income includes foreign currency (gain) loss for all of the periods presented. Other expense (income) for the year ended December 31, 2006 included $1.2 million loss on the sale of our Australian manufacturing facility. Other expense (income) for the year ended December 31, 2005 included $2.5 million transaction fee income related to the transfer of our GNC Australian franchise rights to an existing franchisee. Other expense (income) for the period ended December 4, 2003 includes $7.2 million received from legal settlement proceeds that we collected from a raw material pricing settlement.

(2)
For the period ended December 4, 2003 we recognized an impairment charge of $709.4 million (pre-tax) for goodwill and other intangibles as a result of increased competition from the mass market, negative publicity by the media on certain supplements, and increasing pressure from the FDA on the industry as a whole, each of which were identified in connection with a valuation related to the Numico acquisition.

		Apollo					Numico
	Successor	Predecessor	Apollo Predecessor				Predecessor
	March 16-	January 1-				27 Days Ended	Period ended
	December 31,	March 15,	Year Ended December 31,			December 31,	December 4,
(dollars in millions)	2007	2007	2006	2005	2004	2003	2003

Balance Sheet Data:
Cash and cash equivalents	$28.9	$9.5	$24.1	$86.0	$85.2	$33.2	$9.4
Working capital (3)	258.1	233.6	249.5	298.7	283.5	200.0	96.2
Total assets	2,239.6	974.1	968.8	1,025.6	1,032.6	1,018.9	1,038.1
Total current and non-current long-term debt	1,087.0	10.7	431.4	473.4	510.4	514.2	1,747.4
Stockholder’s equity (deficit)	608.7	680.8	312.3	340.9	322.4	278.2	(1,077.1)

Other Data:
Net cash provided by operating activities	87.9	(46.8)	74.6	64.2	83.5	4.7	92.9
Net cash used in investing activities	(1,671.4)	(6.2)	(23.4)	(21.5)	(27.0)	(740.0)	(31.5)
Net cash (used in) provided by financing activities	1,602.8	38.6	(113.1)	(41.7)	(4.5)	759.2	(90.8)
Capital expenditures	$28.9	$5.7	$23.8	$20.8	$28.3	$1.8	$31.0
Number of stores (at end of period):
Company-owned stores (4)	2,745	2,699	2,688	2,650	2,642	2,748	2,757
Franchised stores (4)	2,056	2,018	2,007	2,014	2,036	2,009	1,978
Store-within-a-store locations (4)	1,358	1,266	1,227	1,149	1,027	988	988

(3)	Working capital represents current assets less current liabilities.

(4)	The following table summarizes our stores for the periods indicated:

		Apollo					Numico
	Successor	Predecessor	Apollo Predecessor				Predecessor
	March 16-	January 1-				27 Days Ended	Period ended
	December 31,	March 15,	Year Ended December 31,			December 31,	December 4,
	2007	2007	2006	2005	2004	2003	2003

Company-owned stores
Beginning of period balance	2,699	2,688	2,650	2,642	2,748	2,757	2,898
New store openings	64	18	54	35	27	—	24
Franchise conversions (a)	44	17	80	102	55	4	56
Store closings	(62)	(24)	(96)	(129)	(188)	(13)	(221)

End of period balance	2,745	2,699	2,688	2,650	2,642	2,748	2,757

Franchised stores
Domestic
Beginning of period balance	1,022	1,046	1,156	1,290	1,355	1,352	1,352
Store openings	16	4	5	17	31	5	98
Store closings (b)	(60)	(28)	(115)	(151)	(96)	(2)	(98)

End of period balance	978	1,022	1,046	1,156	1,290	1,355	1,352

International
Beginning of period balance	996	961	858	746	654	626	557
Store openings	115	44	169	132	115	28	88
Store closings	(33)	(9)	(66)	(20)	(23)	—	(19)

End of period balance	1,078	996	961	858	746	654	626

Store-within-a-store (Rite Aid)
Beginning of period balance	1,266	1,227	1,149	1,027	988	988	900
Store openings	101	39	80	130	44	—	93
Store closings	(9)	—	(2)	(8)	(5)	—	(5)

End of period balance	1,358	1,266	1,227	1,149	1,027	988	988

Total Stores	6,159	5,983	5,922	5,813	5,705	5,745	5,723

(a)	Stores that were acquired from franchisees stores and subsequently converted into company-owned stores.

(b)	Includes franchised stores closed and acquired by us.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
          You should read the following discussion in conjunction with Item 6, “Selected Financial Data” and our consolidated financial statements and accompanying notes included in this report. The discussion in this section contains forward-looking statements that involve risks and uncertainties. See Item 1A, “Risk Factors” in this report for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein. Please refer to “Forward Looking Statements” included elsewhere in this report.
Business Overview
          We are the largest global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 6,100 locations operating under the GNC brand name.
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
          These and other strategies led to a reversal of the negative trends of the business. Domestic same store sales improved in each quarter of the year, culminating with a 3.3% increase in company-owned same store sales in the third quarter of 2007. For the year ended December 31, 2007 and 2006, domestic same store sales increased 1.4% and 11.1% respectively.
          Additionally, in July 2007, we extended our alliance with Rite Aid through December 31, 2014, with Rite Aid’s commitment to open 1,125 new store-within-a-store locations by that date.
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
Related Parties
          For the period March 16, 2007 to December 31, 2007, we have related party transactions with Ares Management and Ontario Teachers Pension Plan and affiliates. For the period January 1, 2007 to March 15, 2007 and the years ended December 31, 2006, and 2005, we had related party transactions with Apollo Management V and its affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions” and the “Related Party Transactions” note to our consolidated financial statements included in this Form 10-K.
Results of Operations
          The following information presented as of December 31, 2007, 2006, and 2005 and for the period January 1 to March 15, 2007, the period March 16, 2007 to December 31, 2007, and the years ended December 31, 2006, and 2005 was derived from our audited consolidated financial statements and accompanying notes. In the table below and in the accompanying discussion, the period January 1 to March 15, 2007 and March 16 to December 31, 2007 have been combined for discussion purposes as we believe this further enhances comparability to the other years presented rather than a discussion of the separate periods. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. Material differences that were generated as a result of the Merger are explained in the appropriate sections.
          The foregoing information may contain financial measures other than in accordance with generally accepted accounting principles, and should not be considered in isolation from or as a substitute for our historical consolidated financial statements. In addition, the adjusted combined operating results may not reflect the actual results we would have achieved absent the adjustments and may not be predictive of future results of operations. We present this information because we use it to monitor and evaluate our ongoing operating results and trends, and believe it provides investors with an understanding of our operating performance over comparative periods.
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
Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Predecessor		Successor		Combined		Predecessor
	Period		Period
	January 1 to March 15,		March 16 to December 31,		Twelve Months Ended December 31,
	2007		2007		2007		2006		2005
Revenues:
Retail	$259.3	78.6%	$909.3	74.3%	$1,168.6	75.3%	$1,122.7	75.5%	$989.4	75.1%
Franchise	47.2	14.3%	193.9	15.9%	241.1	15.5%	232.3	15.6%	212.8	16.1%
Manufacturing / Wholesale	23.3	7.1%	119.8	9.8%	143.1	9.2%	132.1	8.9%	115.5	8.8%

Total net revenues	329.8	100.0%	1,223.0	100.0%	1,552.8	100.0%	1,487.1	100.0%	1,317.7	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	212.2	64.4%	814.2	66.5%	1,026.4	66.1%	983.5	66.1%	898.7	68.2%
Compensation and related benefits	64.3	19.5%	195.8	16.0%	260.1	16.7%	260.8	17.5%	228.6	17.3%
Advertising and promotion	20.5	6.2%	35.0	2.9%	55.5	3.6%	50.7	3.4%	44.7	3.4%
Other selling, general and administrative expenses	16.5	5.0%	62.1	5.1%	78.6	5.1%	87.8	6.0%	72.2	5.5%
Amortization expense	0.8	0.2%	9.2	0.7%	10.0	0.6%	4.6	0.3%	4.0	0.3%
Foreign currency gain	(0.1)	0.0%	(0.4)	0.0%	(0.5)	0.0%	(0.7)	0.0%	(0.6)	0.0%
Other expense	34.6	10.5%	—	0.0%	34.6	2.2%	1.2	0.0%	(2.5)	-0.2%

Total operating expenses	348.8	105.8%	1,115.9	91.2%	1,464.7	94.3%	1,387.9	93.3%	1,245.1	94.5%

Operating income:
Retail	28.2	8.6%	106.5	8.8%	134.7	8.7%	127.4	8.6%	77.2	5.9%
Franchise	14.5	4.4%	55.0	4.5%	69.5	4.5%	64.1	4.3%	52.0	3.9%
Manufacturing / Wholesale	10.3	3.1%	38.9	3.2%	49.2	3.1%	51.0	3.4%	46.0	3.5%
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(10.7)	-3.2%	(40.7)	-3.3%	(51.4)	-3.3%	(50.7)	-3.4%	(50.0)	-3.8%
Corporate costs	(26.7)	-8.2%	(52.6)	-4.4%	(79.3)	-5.1%	(91.4)	-6.2%	(55.1)	-4.2%
Merger-related costs	(34.6)	-10.5%	—	0.0%	(34.6)	-2.2%	—	0.0%	—	0.0%
Other (expense) income	—	0.0%	—	0.0%	—	0.0%	(1.2)	0.0%	2.5	0.2%

Subtotal unallocated corporate and other costs net	(72.0)	-21.9%	(93.3)	-7.7%	(165.3)	-10.6%	(143.3)	-9.6%	(102.6)	-7.8%

Total operating income	(19.0)	-5.8%	107.1	8.8%	88.1	5.7%	99.2	6.7%	72.6	5.5%

Interest expense, net	43.0		75.5		118.5		39.6		43.1

(Loss) Income before income taxes	(62.0)		31.6		(30.4)		59.6		29.5

Income tax (benefit) expense	(10.7)		12.6		1.9		22.2		10.9

Net (loss) income	$(51.3)		$19.0		$(32.3)		$37.4		$18.6

Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the table above and could occasionally differ immaterially if you were to use the unrounded data for these calculations.

Comparison of the Years Ended December 31, 2007 and 2006
Revenues
          Our consolidated net revenues increased $65.7 million, or 4.4%, to $1,552.8 million for the year ended December 31, 2007 compared to $1,487.1 million for the same period in 2006. The increase was the result of increased same store sales in our Retail segment, increased product sales in our Franchise segment, and increased revenue in our Manufacturing/Wholesale segment.
          Retail. Revenues in our Retail segment increased $45.9 million, or 4.1%, to $1,168.6 million for the year ended December 31, 2007 compared to $1,122.7 million for the same period in 2006. Included as part of the revenue increase was $28.3 million in revenue for sales through www.gnc.com compared to $17.1 million in 2006. In 2007, our domestic company-owned same store sales improved by 1.4% and our Canadian company-owned stores improved by 8.5% for the same period. Our company-owned store base increased by 44 stores to 2,598 domestically, and our Canadian store base increased by 13 stores to 147 at December 31, 2007.
          Franchise. Revenues in our Franchise segment increased $8.8 million, or 3.8%, to $241.1 million for the year ended December 31, 2007 compared to $232.3 million for the same period in 2006. This increase is due to increases in our international franchise revenue of $11.3 million as a result of higher product sales and royalties, offset by a $2.4 million decrease in domestic franchise revenue, the result of operating 68 fewer domestic franchise stores in the year ended December 31, 2007 compared to the same period in 2006. There were 978 domestic franchise stores at December 31, 2007 compared to 1,046 at December 31, 2006. Our international franchise store base increased by 117 stores to 1,078 at December 31, 2007 compared to 961 at December 31, 2006.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facility in South Carolina, as well as wholesale sales to Rite Aid and drugstore.com, increased $11.0 million, or 8.3%, to $143.1 million for the year ended December 31, 2007 compared to $132.1 million for the same period in 2006. Wholesale sales to Rite Aid and drugstore.com increased by $12.3 million, primarily a result of 131 net store-within-a-store openings in 2007. Sales in the South Carolina plant increased by $4.3 million, as available capacity in the plant was utilized for third party contracts. Additionally, we had $5.7 million in sales in the year ended December 31, 2006 from our Australia facility, which was sold in November 2006.
Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing, distribution and occupancy costs, increased $42.9 million, or 4.4%, to $1,026.4 million for the year ended December 31, 2007 compared to $983.5 million for the same period in 2006. Consolidated cost of sales, as a percentage of net revenue, was 66.1% for each of the years ended December 31, 2007 and 2006.
          Product costs. Product costs increased $35.4 million, or 4.8%, to $768.2 million for the year ended December 31, 2007 compared to $732.8 million for the same period in 2006. This increase is primarily due to increased sales volumes at the retail stores partially offset by increased vendor support. Consolidated product costs, as a percentage of net revenue, were 49.5% for the year ended December 31, 2007 compared to 49.3% for the year ended December 31, 2006. Included in product costs was $15.5 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.

          Warehousing and distribution costs. Warehousing and distribution costs increased $1.7 million, or 3.1%, to $54.2 million for the year ended December 31, 2007 compared to $52.5 million for the same period in 2006. This increase was attributable to higher third party shipping and fuel costs and increased supply costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.5% for each of the years ended December 31, 2007 and 2006.
          Occupancy costs. Occupancy costs increased $5.8 million, or 2.9%, to $204.0 million for the year ended December 31, 2007 compared to $198.2 million for the same period in 2006. This increase was the result of higher lease-related costs of $9.1 million, which was the result of normal increases in lease related costs and the addition of 44 corporate stores since December 31, 2006, and increased utility costs of $0.5 million, which were partially offset by a reduction in depreciation expense of $3.8 million. Consolidated occupancy costs, as a percentage of net revenue, were 13.1% for the year ended December 31, 2007 compared to 13.3% for the year ended December 31, 2006. Included in occupancy costs was $0.1 million of income related to lease adjustments to fair value as a result of the Merger.
Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $0.3 million, or 0.1%, to $404.2 million, for the year ended December 31, 2007 compared to $403.9 million for the same period in 2006. These expenses, as a percentage of net revenue, were 26.1% for the year ended December 31, 2007 compared to 27.1% for the year ended December 31, 2006.
          Compensation and related benefits. Compensation and related benefits decreased $0.7 million, or 0.3%, to $260.1 million for the year ended December 31, 2007 compared to $260.8 million for the same period in 2006. Decreases occurred in incentive accruals and payments of $8.9 million and, in 2006, we paid $19.1 million in discretionary payments to our employee option holders. These decreases were offset by Merger-related costs and normal operating increases. Increases occurred in the following areas due to merger-related costs: (1) $3.8 million of non-cash stock based compensation generated as a result of the cancellation of all stock options at the merger date; (2) $9.6 million in accelerated discretionary payments made to vested option holders and includes the associated payroll taxes; and (3) $1.9 million in incentives related to the sale of the Company. Additionally, operating increases occurred in the following areas: (1) $5.8 million of increased wages in our stores to support the higher sales and the 44 new locations added since December 31, 2006; (2) $3.6 million in increased health care costs; (3) $2.2 million in workers compensation expense; and (4) other compensation and related benefits accounts of $0.4 million.
          Advertising and promotion. Advertising and promotion expenses increased $4.8 million, or 9.4%, to $55.5 million for the year ended December 31, 2007 compared to $50.7 million during the same period in 2006. Advertising expense increased as a result of an increase in print and television advertising of $2.4 million, an increase in website advertising of $0.8 million, a reduction in contributions from our domestic franchisees to our national ad fund of $0.8 million, and increase in other advertising related expenses of $0.8 million.
          Other SG&A. Other SG&A expenses, including amortization expense, decreased $3.8 million, or 4.1%, to $88.6 million for the year ended December 31, 2007 compared to $92.4 million for the same period in 2006. This decrease was due to reductions in: (1) professional expenses of $5.2 million; (2) legal settlement expenses of $4.3 million; and (3) depreciation expense of $1.1 million. These were partially offset by increases in (1) amortization expense of $5.4 million; (2) third-party commission selling expense of $1.9 million; (3) credit card fees of $0.9 million; and (4) other SG&A expenses of $1.7 million. Additionally, in 2006, we paid $3.1 million in discretionary payments to our non-employee option holders.
Foreign Currency Gain
          We recognized a consolidated foreign currency gain of $0.6 million in the year ended December 31, 2007 compared to a gain of $0.7 million for the year ended December 31, 2006. These gains resulted primarily from accounts payable activity with our Canadian subsidiary.

Other Expense / Income
          Other expense for the year ended December 31, 2007 included costs related to the Merger, which were $34.6 million. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million, and other costs of $0.7 million.
          Other expense for the year ended December 31, 2006 was $1.2 million, as a result of the loss on the sale of our Australian subsidiary, which was completed in the fourth quarter of 2006.
Operating Income
          As a result of the foregoing, consolidated operating income decreased $11.1 million, or 11.1%, to $88.1 million for the year ended December 31, 2007 compared to $99.2 million for the same period in 2006. Operating income, as a percentage of net revenue, was 5.7% for the year ended December 31, 2007 compared to 6.7% for the year ended December 31, 2006.
          Included in the 2007 operating income was (1) $15.4 million of amortization as a result of purchase accounting from the Merger; and (2) $34.6 million of fees and expenses associated with the Merger and $15.3 million of compensation related costs associated with the Merger, which included $9.6 million of option related payments and associated payroll taxes, $3.8 million of non-cash compensation related to the cancellation of stock options at the merger date and $1.9 million of incentives paid at the completion of the Merger. The 2006 operating income included $22.6 million in discretionary payments made to stock option holders and accruals for future payments in conjunction with a distribution made to shareholders in March and December 2006, and $1.2 million of loss related to the sale of our Australian facility.
          Retail. Operating income increased $7.3 million, or 5.7%, to $134.7 million for the year ended December 31, 2007 compared to $127.4 million for the same period in 2006. Revenue and margin increases were offset by $9.6 million of amortization of inventory step up and lease adjustments as a result of the Merger.
          Franchise. Operating income increased $5.4 million, or 8.5%, to $69.5 million for the year ended December 31, 2007 compared to $64.1 million for the same period in 2006. This increase is primarily attributable to an increase in margins related to wholesale sales to our international and domestic franchisees, offset by amortization expense of $0.1 million for inventory step up as a result of the Merger.
          Manufacturing/Wholesale. Operating income decreased $1.8 million, or 3.6%, to $49.2 million for the year ended December 31, 2007 compared to $51.0 million for the same period in 2006. This decrease was primarily the result of higher third-party contract sales volume and margins offset by $5.7 million expense from amortization of inventory step up as a result of the Merger.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.7 million, or 1.3%, to $51.4 million for the year ended December 31, 2007 compared to $50.7 million for the same period in 2006. This increase was primarily a result of increased fuel costs, as well as the cost of common carriers.
          Corporate Costs. Corporate overhead cost decreased $12.1 million, or 13.2%, to $79.3 million for the year ended December 31, 2007 compared to $91.4 million for the same period in 2006. This decrease was primarily the result of Merger related compensation costs of $15.3 million and an increase in self-insurance costs offset by reductions in (1) incentive compensation expense; (2) professional fees; and (3) legal settlement expenses. Additionally, the 2006 costs included $22.6 million in discretionary payments made to stock option holders and accruals for future payments in conjunction with distributions made to shareholders in March and December 2006.
          Merger Related Costs. Merger related costs for the year ended December 31, 2007 included costs by our parent, and recognized by us, in relation to the Merger, of $34.6 million. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million, and other costs of $0.7 million.
          Other expense/income. Other expense for the year ended December 31, 2006 was $1.2 million, as a result of the loss on the sale of our Australian subsidiary.
Interest Expense
          Interest expense increased $78.9 million, to $118.5 million for the year ended December 31, 2007 compared to $39.6 million for the same period in 2006. This increase was primarily attributable to the write-off of $34.8 million in call premiums and deferred fee write-offs, and an increase in our debt and interest rates, as a result of the Merger.
Income Tax Expense
          We recognized $1.9 million of consolidated income tax expense during the year ended December 31, 2007 compared to $22.2 million for the same period of 2006. The effective tax rate for the year ended December 31, 2006 was 37.3%.
Net Income
          As a result of the foregoing, consolidated net income decreased $69.7 million, to ($32.3) million for the year ended December 31, 2007 compared to $37.4 million for the same period in 2006. Net income, as a percentage of net revenue, was (2.1%) for the year ended December 31, 2007 and 2.5% for the year ended December 31, 2006.
Comparison of the Years Ended December 31, 2006 and 2005
Revenues
          Our consolidated net revenues increased $169.4 million, or 12.9%, to $1,487.1 million for the year ended December 31, 2006 compared to $1,317.7 million for the same period in 2005. The increase was primarily the result of increased same store sales in our Retail and Franchise segments and increased revenue in our Manufacturing/Wholesale segment due to a higher volume of third-party contracts for manufacturing sales for certain soft-gelatin products.
          Retail. Revenues in our Retail segment increased $133.3 million, or 13.5%, to $1,122.7 million for the year ended December 31, 2006 compared to $989.4 million for the same period in 2005. The sales increase was the result of improved same store sales of 11.1% in our domestic company-owned stores and 14.1% in our Canadian company-owned stores. Included in our domestic revenue was $17.2 million from our gnc.com website that began e-commerce in late December 2005. These same store increases came from growth in all of our major product categories including vitamins, minerals, herbs and supplements, sports nutrition and diet. Our company-owned store base increased by 37 stores to 2,554 domestically, primarily due to franchised store acquisitions, and our Canadian store base increased to 134 at December 31, 2006 compared to 133 at December 31, 2005.
          Franchise. Revenues in our Franchise segment increased $19.5 million, or 9.2%, to $232.3 million for the year ended December 31, 2006 compared to $212.8 million for the same period in 2005. This improvement in revenue resulted primarily from increased wholesale product sales of $10.4 million to our domestic franchisees and $8.0 million to our international franchisees and an increase in other revenue, consisting primarily of royalties from franchisees, of $1.1 million. Our domestic franchised stores recognized improved retail sales for the year ended December 31, 2006, as evidenced by an increase in same store sales for these stores of 5.7%. Our domestic franchised store base declined by 110 stores, to 1,046 at December 31, 2006, from 1,156 at December 31, 2005. Since the beginning of 2005, we have closed 85 domestic franchised stores and acquired 181 that were converted into company-owned stores. Our international franchised store base increased by 103 stores to 961 at December 31, 2006 compared to 858 at December 31, 2005.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, until it was sold in November 2006, as well as wholesale sales to Rite Aid and drugstore.com, increased $16.6 million, or 14.4%, to $132.1 million for the year ended December 31, 2006 compared to $115.5 million for the same period in 2005. This increase was generated primarily by the Greenville, South Carolina manufacturing facility, which had an increase of $17.8 million, principally as a result of utilizing available manufacturing capacity for third-party product contract manufacturing. We also had an increase of $1.8 million in sales to Rite Aid. These increases were partially offset by decreased sales to drugstore.com of $2.1 million and a decrease in revenue at our Australia facility of $0.9 million.
Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing, distribution and occupancy costs, increased $84.8 million, or 9.4%, to $983.5 million for the year ended December 31, 2006 compared to $898.7 million for the same period in 2005. Consolidated cost of sales, as a percentage of net revenue, was 66.1% for the year ended December 31, 2006 compared to 68.2% for the year ended December 31, 2005.
          Product costs. Product costs increased $77.1 million, or 11.8%, to $732.8 million for the year ended December 31, 2006 compared to $655.7 million for the same period in 2005. This increase is primarily due to increased sales volumes at the retail stores. Consolidated product costs, as a percentage of net revenue, were 49.3% for the year ended December 31, 2006 compared to 49.8% for the year ended December 31, 2005. This improvement was due to increased volume in our Retail and Franchise segments, which generate higher margins than Manufacturing/Wholesale.
          Warehousing and distribution costs. Warehousing and distribution costs increased $1.1 million, or 2.1%, to $52.5 million for the year ended December 31, 2006 compared to $51.4 million for the same period in 2005. This increase was primarily a result of increased fuel costs that affected our private fleet, as well as the cost of common carriers, offset by cost savings in wages, benefits, and other distribution costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.5% for the year ended December 31, 2006 compared to 3.9% for the year ended December 31, 2005.
          Occupancy costs. Occupancy costs increased $6.6 million, or 3.4%, to $198.2 million for the year ended December 31, 2006 compared to $191.6 million for the same period in 2005. This increase was the result of higher lease-related costs of $6.2 million, which was the result of a larger store base and normal increases in lease costs, and utility costs of $1.1 million, which were partially offset by a reduction in depreciation expense and other occupancy related expenses of $0.7 million. Consolidated occupancy costs, as a percentage of net revenue, were 13.3% for the year ended December 31, 2006 compared to 14.5% for the year ended December 31, 2005.
Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $54.4 million, or 15.6%, to $403.9 million, for the year ended December 31, 2006 compared to $349.5 million for the same period in 2005. These expenses, as a percentage of net revenue, were 27.2% for the year ended December 31, 2006 compared to 26.5% for the year ended December 31, 2005.
          Compensation and related benefits. Compensation and related benefits increased $32.2 million, or 14.1%, to $260.8 million for the year ended December 31, 2006 compared to $228.6 million for the same period in 2005. The increase was the result of increases in: (1) incentives and commission expense of $29.4 million, a portion of which related to discretionary payments to employee stock option holders of $19.1 million and the remainder was incentive expense of $10.3 million; (2) base wage expense, primarily in our retail stores for part-time wages to support the increased sales volumes and our increased store base, of $6.0 million; and (3) non-cash stock based compensation expense of $1.7 million. These increases were partially offset by decreased severance costs of $1.7 million and self-insurance costs of $3.2 million.
          Advertising and promotion. Advertising and promotion expenses increased $6.0 million, or 13.4%, to $50.7 million for the year ended December 31, 2006 compared to $44.7 million during the same period in 2005. Advertising expense increased as a result of an increase in television advertising of $7.6 million, offset by decreases in other advertising related expenses of $1.6 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $16.2 million, or 21.3%, to $92.4 million for the year ended December 31, 2006 compared to $76.2 million for the same period in 2005. This increase was due to increases in: (1) professional expenses of $8.6 million, a portion of which related to a discretionary payment made to our non-employee stock option holders for $3.1 million; (2) commission expense on our internet sales through www.gnc.com of $4.7 million; (3) accrual for legal settlement of $3.5 million; (4) credit card discount fees of $1.5 million; and (5) intangible assets amortization of $0.6 million, in addition to a decrease in interest income on franchisee notes receivable of $0.8 million. These were partially offset by decreases in other SG&A expenses of $0.7 million and bad debt expense of $2.8 million, as a result of the decrease in accounts receivable, which was a direct result of the franchise acquisitions since the prior year.
Foreign Currency Gain
          We recognized a consolidated foreign currency gain of $0.7 million in the year ended December 31, 2006 compared to a gain of $0.6 million for the year ended December 31, 2005. These gains resulted primarily from accounts payable activity with our Canadian subsidiary.
Other Expense / Income
          Other expense for the year ended December 31, 2006 was $1.2 million, as a result of the loss on the sale of our Australian subsidiary, which was completed in the fourth quarter of 2006. Other income for the year ended December 31, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.
Operating Income
          As a result of the foregoing, consolidated operating income increased $26.6 million, or 36.6%, to $99.2 million for the year ended December 31, 2006 compared to $72.6 million for the same period in 2005. Operating income, as a percentage of net revenue, was 6.7% for the year ended December 31, 2006 compared to 5.5% for the year ended December 31, 2005.
          Retail. Operating income increased $50.2 million, or 65.0%, to $127.4 million for the year ended December 31, 2006 compared to $77.2 million for the same period in 2005. The primary reason for the increase was increased sales and margin in all major product categories.
          Franchise. Operating income increased $12.1 million, or 23.3%, to $64.1 million for the year ended December 31, 2006 compared to $52.0 million for the same period in 2005. This increase is primarily attributable to an increase in wholesale sales to our international and domestic franchisees, to support the increased retail sales domestically and internationally as well as the increased store growth internationally.
          Manufacturing/Wholesale. Operating income increased $5.0 million, or 10.9%, to $51.0 million for the year ended December 31, 2006 compared to $46.0 million for the same period in 2005. This increase was primarily the result of higher third-party contract sales volume and increased efficiencies in production, enabling higher margins.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.7 million, or 1.4%, to $50.7 million for the year ended December 31, 2006 compared to $50.0 million for the same period in 2005. This increase was primarily a result of increased fuel costs, as well as the cost of common carriers, offset by reduced wages and other operating expenses in our distribution centers.
          Corporate Costs. Corporate overhead cost increased $36.3 million, or 65.9%, to $91.4 million for the year ended December 31, 2006 compared to $55.1 million for the same period in 2005. This increase was primarily the result of increases in: (1) incentive compensation expense, including discretionary payments to option holders; (2) professional fees; and (3) accruals for legal settlements, offset by decreases in severance and self-insurance costs.
          Other expense/income. Other expense for the year ended December 31, 2006 was $1.2 million, as a result of the loss on the sale of our Australian subsidiary. Other income for the year ended December 31, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.
Interest Expense
          Interest expense decreased $3.5 million, or 8.1%, to $39.6 million for the year ended December 31, 2006 compared to $43.1 million for the same period in 2005. This decrease was primarily attributable to the write-off of $3.9 million of deferred financing fees in the first quarter of 2005 resulting from the early extinguishment of debt and an increase in other interest income, partially offset by an increase in our variable interest rate on our senior credit facility.
Income Tax Expense
          We recognized $22.2 million of consolidated income tax expense during the year ended December 31, 2006 compared to $10.9 million for the same period of 2005. The increased tax expense for the year ended December 31, 2006, was primarily the result of an increase in income before income taxes of $30.1 million. The effective tax rate remained relatively consistent for the year ended December 31, 2006, and was 37.3%, compared to 36.8% for the same period in 2005.
Net Income
          As a result of the foregoing, consolidated net income increased $18.8 million, or 101.1%, to $37.4 million for the year ended December 31, 2006 compared to $18.6 million for the same period in 2005. Net income, as a percentage of net revenue, was 2.5% for the year ended December 31, 2006 and 1.4% for the year ended December 31, 2005.
Liquidity and Capital Resources
          At December 31, 2007, we had $28.9 million in cash and cash equivalents and $258.1 million in working capital compared with $24.1 million in cash and cash equivalents and $249.6 million in working capital at December 31, 2006. The $8.5 million increase in working capital was primarily driven by increases in inventory and receivables offset by increases in accrued interest and current portion of long-term debt.
Cash Provided by Operating Activities
          Cash provided by operating activities was $41.1 million, $74.6 million and $64.2 million during the years ended December 31, 2007, 2006, and 2005, respectively. The primary reason for the changes in each year was the change in net income between each of the periods and changes in working capital accounts. Net income decreased $69.7 million for the year ended December 31, 2007 compared with the same period in 2006. Net income increased $18.8 million for the year ended December 31, 2006 compared with the same period in 2005.
          For the year ended December 31, 2007, inventory increased $8.5 million, as a result of increases in our finished goods and a decrease in our reserves. Franchise notes receivable decreased $3.5 million for the year ended December 31, 2007, as a result of payments on existing notes; reduction in our receivable portfolio, fewer company-financed franchise store openings than in prior years and the closing of 88 domestic franchises in 2007. Accrued liabilities increased by $7.0 million, primarily the result of increases in accrued interest on debt.
          For the year ended December 31, 2006, inventory increased $31.3 million, as a result of increases in our finished goods and a decrease in our reserves. Franchise notes receivable decreased $4.6 million for the year ended December 31, 2006, as a result of payments on existing notes; reduction in our receivable portfolio, fewer company-financed franchise store openings than in prior years and the closing of 115 domestic franchises in 2006. Accrued liabilities increased by $12.3 million, primarily the result of increases in deferred revenue from our Gold Card program and increases in incentive accruals for our corporate incentive compensation program.
          For the year ended December 31, 2005, inventory increased $33.3 million, as a result of increases in our finished goods, bulk inventory and packaging supplies and a decrease in our reserves. Franchise notes receivable decreased $6.7 million for the year ended December 31, 2005, as a result of payments on existing notes, fewer company-financed franchise store openings than in prior years and the closing of 151 domestic franchises in 2005. Accrued interest for the year ended December 31, 2005 increased $6.0 million due to the 2005 issuance of the $150.0 million senior notes, which had interest payable semi-annually on January 15 and July 15 each year. Other assets decreased $6.7 million for the year ended December 31, 2005, primarily a result of a reduction in prepaids and long-term deposits.
Cash Used in Investing Activities
          We used cash from investing activities of $1,677.6 million, $23.4 million and $21.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility and which represent the majority of our cash used in investing activities, were $34.5 million, $23.8 million, and $20.8 million during the years ended December 31, 2007, 2006, and 2005, respectively. We received $1.4 million in 2006 as a result of the sale of our Australian manufacturing facility.
Cash Used in Financing Activities
          We received cash from financing activities of $1,641.4 million in 2007. The primary sources of this cash were: (1) proceeds from the issuance of the new debt, (2) borrowings from new credit facilities, and (3) issuance of new equity.
          We used cash in financing activities of $113.1 million for the year ended December 31, 2006. The primary uses of this cash were a restricted payment of $49.9 million to the holders of GNC common stock, $20.3 million returned to GNC Corporation to fund $1.7 million in deferred IPO costs and a $19.0 million payment by GNC Corporation related to the redemption of its 12% Series A Exchangeable Preferred Stock offset by $0.4 million in proceeds contributed to us from GNC Corporation’s common stock activity, and $42.0 million in debt payments, which included a $40.0 million payment in November 2006 under our December 2003 term loan facility.
          In January 2005, we issued $150.0 million aggregate principal amount of senior notes and used the net proceeds from this issuance, along with $39.4 million cash on hand, to pay down $185.0 million of our indebtedness under our term loan facility. For the year ended December 31, 2005, we also paid $4.7 million in fees related to the January 2005 senior notes offering and paid down an additional $2.0 million of debt.
          December 2003 Senior Credit Facility. In connection with the Numico acquisition, in December 2003 we entered into a senior credit facility with a syndicate of lenders. We borrowed the entire $285.0 million under the original term loan facility to fund part of the Numico acquisition, with none of the $75.0 million revolving credit facility being utilized to fund the Numico acquisition. This facility was subsequently amended in December 2004 and we repaid a portion of the term loan facility in January 2005. Interest on the term loan facility was payable quarterly in arrears and at December 31, 2006 carried an average interest rate of 8.1%. The December 2003 senior credit facility was repaid in full in connection with the Merger.

          December 2003 Senior Subordinated Notes. On December 5, 2003, we issued $215.0 million aggregate principal amount of senior subordinated notes in connection with the Numico acquisition. The senior subordinated notes had a maturity in 2010 and bore interest at the rate of 8 1/2% per annum. Substantially all of the December 2003 senior subordinated notes were repurchased pursuant to a tender offer in connection with the Merger. The balance of the notes were decreased at the same time.
          January 2005 Senior Notes. In January 2005, we issued $150.0 million aggregate principal amount of senior notes, with an interest rate of 8 5/8%. The senior notes had a maturity date in 2011. We used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay $185.0 million of the indebtedness under the term loan facility of our December 2003 senior credit facility. The January 2005 Senior Notes were repurchased pursuant to a tender offer in connection with the Merger.
          New $735.0 Million Senior Credit Facility. In connection with the Merger, we entered into the New Senior Credit Facility with a syndicate of lenders. The New Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. We borrowed the entire $675.0 million under the new senior term loan facility, as well as approximately $10.5 million of the $60.0 million new senior revolving credit facility (excluding approximately $9.4 million of letters of credit), to fund the Merger and related transactions. The $10.5 million borrowing under the new senior revolving credit facility was repaid by the end of March 2007. The term loan facility will mature in September 2013. The revolving credit facility will mature in March 2012. The New Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). Subject to certain exceptions, commencing in fiscal 2008, the Credit Agreement requires that 100% of the net cash proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and a specified percentage of excess cash flow for each fiscal year must be used to pay down outstanding borrowings. GNC Corporation, our direct parent company, and our existing and future direct and indirect domestic subsidiaries have guaranteed our obligations under the New Senior Credit Facility. In addition, the New Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of our equity interests and the equity interests of our domestic subsidiaries.
          All borrowings under the New Senior Credit Facility bear interest, at our option, at a rate per annum equal to (i) the higher of (x) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect) and (y) the federal funds effective rate, plus 0.50% per annum plus, in each case, applicable margins of 1.50% per annum for the term loan facility and 1.50% per annum for the revolving credit facility or (ii) adjusted LIBOR plus 2.25% per annum for the term loan facility and 2.25% per annum for the revolving credit facility. In addition to paying interest on outstanding principal under the senior credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum.
          The New Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, us, and our subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict our and our subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, and change the passive holding company status of GNC Corporation.
          The New Senior Credit Facility contains events of default, including (subject to customary cure periods and materiality thresholds) defaults based on (1) the failure to make payments under the senior credit facility when due, (2) breach of covenants, (3) inaccuracies of representations and warranties, (4) cross-defaults to other material indebtedness, (5) bankruptcy events, (6) material judgments, (7) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, (8) the actual or asserted invalidity of documents relating to any guarantee or security document, (9) the actual or asserted invalidity of any subordination terms supporting the senior credit facility, and (10) the occurrence of a change in control. If any such event of default occurs, the lenders would be entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a collateralized creditor. If certain bankruptcy events occur, the facilities will automatically accelerate.
          New Senior Notes. In connection with the Merger, we completed a private offering of $300.0 million of our Senior Floating Rate Toggle Notes due 2014 (the “New Senior Notes”). The New Senior Notes are our senior non collateralized obligations and are effectively subordinated to all of our existing and future collateralized debt, including the New Senior Credit Facility, to the extent of the assets securing such debt, rank equally with all our existing and future non collateralized senior debt and rank senior to all our existing and future senior subordinated debt, including the New Senior Subordinated Notes. The Senior Notes are guaranteed on a senior non collateralized basis by each of our existing and future domestic subsidiaries (as defined in the New Senior Notes indenture). If we fail to make payments on the New Senior Notes, the notes guarantors must make them instead.
          We may elect in our sole discretion to pay interest on the New Senior Notes in cash, entirely by increasing the principal amount of the New Senior Notes or issuing new New Senior Notes (“PIK interest”), or on 50% of the outstanding principal amount of the New Senior Notes in cash and on 50% of the outstanding principal amount of the New Senior Notes by increasing the principal amount of the New Senior Notes or by issuing new New Senior Notes (“partial PIK interest”). Cash interest on the New Senior Notes accrues at six-month LIBOR plus 4.5% per annum, and PIK interest, if any, accrues at six-month LIBOR plus 5.25% per annum. If we elect to pay PIK interest or partial PIK interest, it will increase the principal amount of the New Senior Notes or issue new New Senior Notes in an aggregate principal amount equal to the amount of PIK interest for the applicable interest payment period (rounded up to the nearest $1,000) to holders of the New Senior Notes on the relevant record date. The New Senior Notes are treated as having been issued with original issue discount for U.S. federal income tax purposes.
          We may redeem some or all of the New Senior Notes at any time after March 15, 2009, at specified redemption prices. In addition, at any time prior to March 15, 2009, we may on one or more occasions redeem up to 35% of the aggregate principal amount of the New Senior Notes with the net proceeds of certain equity offerings if at least 65% of the original aggregate principal amount of the notes remain outstanding immediately after such redemption. If we experience certain kinds of changes in control, we must offer to purchase the notes at 101% of par plus accrued interest to the purchase date.
          The New Senior Notes indenture contains certain limitations and restrictions on our and our restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase our stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict our ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the New Senior Notes indenture restricts our and certain of our subsidiaries’ ability to declare or pay dividends to its stockholders.
          New Senior Subordinated Notes. In connection with the Merger, we completed a private offering of $110.0 million of our 10.75% Senior Subordinated Notes due 2015 (the “New Senior Subordinated Notes”). The New Senior Subordinated Notes are our senior subordinated non collateralized obligations and are subordinated to all our existing and future senior debt, including our New Senior Credit Facility and the New Senior Notes and rank equally with all of our existing and future senior subordinated debt and rank senior to all our existing and future subordinated debt. The New Senior Subordinated Notes are guaranteed on a senior subordinated non collateralized basis by each of our existing and future domestic subsidiaries (as defined in the New Senior Subordinated Notes indenture). If we fail to make payments on the New Senior Subordinated Notes, the notes guarantors must make them instead. Interest on the New Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007.
          We may redeem some or all of the New Senior Subordinated Notes at any time after March 15, 2009, at specified redemption prices. At any time prior to March 15, 2009, we may on one or more occasions redeem up to 50% of the aggregate principal amount of the New Senior Subordinated Notes at a redemption price of 105% of the principal amount, plus accrued and unpaid interest (including special interest, if any) to the redemption date with net cash proceeds of certain equity offerings if at least 50% of the original aggregate principal amount of the New Senior Subordinated Notes remains outstanding after the redemption. If we experience certain kinds of changes in control, we must offer to purchase the New Senior Subordinated Notes at 101% of par plus accrued interest to the purchase date.
          The New Senior Subordinated Notes indenture contains certain limitations and restrictions on our and our restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase our stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict our ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the New Senior Subordinated Notes indenture restricts our and certain of our subsidiaries’ ability to declare or pay dividends to our stockholders.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under the amount remaining available under our $60.0 million revolving credit facility. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We believe that we have complied with our covenant reporting and compliance in all material respects for the year ended December 31, 2007.

Contractual Obligations
          The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2007:

	Payments due by period
		Less than
(in millions)	Total	1 year	1-3 years	4-5 years	After 5 years

Long-term debt obligations(1)	$1,089.7	$8.0	$16.3	$16.8	$1,048.6
Scheduled interest payments(2)	529.7	89.1	174.4	171.4	94.8
Operating lease obligations(3)	363.1	100.6	135.9	73.6	53.0
Purchase commitments(4)(5)	35.8	15.8	10.4	3.3	6.3

	$2,018.3	$213.5	$337.0	$265.1	$1,202.7

(1)
These balances consist of the following debt obligations: (a) $675.0 million for the new senior credit facility based on a variable interest rate; (b) $300.0 million for our New Senior Notes based on a variable interest rate; (c) $110.0 million for our New Senior Subordinated Notes with a fixed interest rate; and (d) $9.8 million for our mortgage with a fixed interest rate. Repayment of the new senior credit facility assumes that 1.0% of the original balance is due and payable annually and does not take into account any unscheduled payments that may occur due to our future cash positions.

(2)
The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2007. The Senior Credit Facility uses the three month LIBOR index while the Senior Toggle Notes uses the six month LIBOR index. Also included in the scheduled interest payments is the activity associated with our interest rate swap agreements which also use the three month LIBOR index. Using the three month and six month LIBOR rates as of February 29, 2008 rather than our rates in effect at December 31, 2007 resulted in an $84.0 million decrease in scheduled interest payments. This $84.0 million decrease is made up of a $62.2 million decrease in interest on the Senior Credit Facility and a $29.2 million decrease on the Senior Toggle Notes offset by a $7.4 million increase in payments related to our swap agreements.

(3)
These balances consist of the following operating leases: (a) $340.0 million for company-owned retail stores; (b) $68.0 million for franchise retail stores, which is offset by $68.0 million of sublease income from franchisees; and (c) $23.1 million relating to various leases for tractors/trailers, warehouses, automobiles, and various equipment at our facilities.

(4)
These balances consist of $3.6 million of advertising, $6.4 million inventory commitments, $12.0 million in anticipated legal settlement costs, and $13.8 million related to a management services agreement. In connection with the Merger, we entered into a new management services agreement with our parent, GNC Acquisition Holdings Inc., pursuant to which we agreed to pay an annual fee of $1.5 million in consideration for certain management and advisory services. See Item 13, “Certain Relationships and Related Transactions — New Management Services Agreement.”

(5)
We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Also, certain other long term liabilities, included in our consolidated balance sheet relate principally to the fair value of our interest rate swap agreement, payables to former shareholders, and rent escalation liabilities, and we are unable to estimate the timing of these payments. Therefore, these long term liabilities are not included in the table above. See Note 5, “Income Taxes,” and Note 14, “Other Long Term Liabilities,” to the Consolidated Financial Statements for additional information.

          In addition to the obligations scheduled above, we have entered into employment agreements with certain executives that provide for compensation and certain other benefits. Under certain circumstances, including a change of control, some of these agreements provide for severance or other payments, if those circumstances would ever occur during the term of the employment agreement.
Off Balance Sheet Arrangements
          As of December 31, 2007 and 2006, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
          We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the SFAS 153, “Exchange of Nonmonetary Assets- an amendment of APB Opinion No 29”, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of December 31, 2007 and 2006, the available credit balance was $8.5 million. The barter credits are available for use through March 31, 2009.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor, and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Critical Accounting Estimates
          You should review the significant accounting policies described in the notes to our consolidated financial statements under the heading ‘‘Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this report.
Use of Estimates
          Certain amounts in our financial statements require management to use estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies are described in the notes to our consolidated financial statements under the heading ‘‘Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this report. Our critical accounting policies and estimates are described in this section. An accounting estimate is considered critical if:
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
Revenue Recognition
          We operate primarily as a retailer, through company-owned stores, franchised stores, and to a lesser extent, as a wholesaler. On December 28, 2005, we started recognizing revenue through product sales on our website, gnc.com. We apply the provisions of Staff Accounting Bulletin No. 104, ‘‘Revenue Recognition’’, which requires the following:
•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The price is fixed or determinable.

•	Collectibility is reasonably assured.
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
Inventories
          Where necessary, we provide estimated allowances to adjust the carrying value of our inventory to the lower of cost or net realizable value. These estimates require us to make approximations about the future demand for our products in order to categorize the status of such inventory items as slow moving, obsolete, or in excess of need. These future estimates are subject to the ongoing accuracy of management’s forecasts of market conditions, industry trends, and competition. We are also subject to volatile changes in specific product demand as a result of unfavorable publicity, government regulation, and rapid changes in demand for new and improved products or services.
Accounts Receivable and Allowance for Doubtful Accounts
          The majority of our retail revenues are received as cash or cash equivalents. The majority of our franchise revenues are billed to the franchisees with varying terms for payment. We offer financing to qualified domestic franchisees with the initial purchase of a franchise location. The notes are demand notes, payable monthly over periods of five to seven years. We generate a significant portion of our revenue from ongoing product sales to franchisees and third-party customers. An allowance for doubtful accounts is established based on regular evaluations of our franchisees’ and third-party customers’ financial health, the current status of trade receivables, and any historical write-off experience. We maintain both specific and general reserves for doubtful accounts. General reserves are based upon our historical bad debt experience, overall review of our aging of accounts receivable balances, general economic conditions of our industry, or the geographical regions and regulatory environments of our third-party customers and franchisees.

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
Self-Insurance
          We have procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. We are self-insured for such areas as: (1) medical benefits; (2) workers’ compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to our tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. Our associated liability for this self-insurance was not significant as of December 31, 2007 and 2006. Prior to the Numico acquisition, General Nutrition Companies, Inc. was included as an insured under several of Numico’s global insurance policies.
          We carry product liability insurance with a retention of $2.0 million per claim with an aggregate cap on retained losses of $10.0 million. We carry general liability insurance with retention of $110,000 per claim with an aggregate cap on retained losses of $600,000. The majority of the Company’s workers’ compensation and auto insurance are in a deductible/retrospective plan. We reimburse the insurance company for the workers compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.
          As part of the medical benefits program, we contract with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. We then reimburse these service providers as claims are processed from our employees. We maintain a specific stop loss provision of $250,000 per incident with a maximum limit up to $2.0 million per participant, per benefit year, respectively. We have no additional liability once a participant exceeds the $2.0 million ceiling. Our liability for medical claims is included as a component of accrued benefits in the “Accrued Payroll and Related Liabilities” footnote and was $1.9 million and $2.4 million as of December 31, 2007 and 2006, respectively.
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
          Historically, we have recognized impairments to our goodwill and intangible assets based on declining financial results and market conditions. The most recent valuation was performed at October 1, 2007, and no impairment was found. There was also no impairment found during 2006 or 2005. At September 30, 2003, we evaluated the carrying value of our goodwill and intangible assets, and recognized an impairment charge accordingly. See the “Goodwill and Intangible Assets” note to our consolidated financial statements included elsewhere in this report. Based upon our improved capitalization of our financial statements subsequent to the Numico acquisition, the stabilization of our financial condition, our anticipated future results based on current estimates and current market conditions, we do not currently expect to incur additional impairment charges in the near future.

Leases
          We have various operating leases for company-owned and franchised store locations and equipment. Store leases generally include amounts relating to base rental, percent rent and other charges such as common area maintenance fees and real estate taxes. Periodically, we receive varying amounts of reimbursements from landlords to compensate us for costs incurred in the construction of stores. We amortize these reimbursements as an offset to rent expense over the life of the related lease. We determine the period used for the straight-line rent expense for leases with option periods and conforms it to the term used for amortizing improvements.
        Income Taxes
          We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset. Further, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe adequate provisions for income taxes have been made for all periods.
          We adopted FASB Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal 2007. As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
          Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.
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
          In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. The effectiveness date of January 1, 2008 applies to all other assets and liabilities within the scope of this standard. We do not expect any material financial statement implications relating to the adoption of this Statement.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This statement is effective for annual financial statements with years ending December 31, 2006. We have adopted SAB 108 for the year ended December 31, 2006. We have evaluated the effects of applying SAB 108 and have determined that its adoption does not have a material impact on our consolidated financial statements or results of operations.
          In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-03”), that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. We have evaluated the effects of applying EITF 06-03 and have determined that its adoption does not have a material impact on our consolidated financial statements or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also amends SFAS 109, Accounting for Income Taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis. We are currently evalutating the impact of adopting SFAS 141R on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. We applied the provisions of the FSP during 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with these commodity market risks.
          We are exposed to market risks from interest rate changes on our variable debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of such financial instruments and interest payments. As of December 31, 2007, we had fixed rate debt of $119.8 million and variable rate debt of $967.2 million. In conjunction with the Merger, we entered into an interest rate swap, effective April 2, 2007, which effectively converts a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million senior credit facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan.
          These agreements are summarized in the following table:

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$150.0 million	April 2007 - April 2010	LIBOR + 225 basis points	4.8965%
Interest Rate Swap	$150.0 million	April 2007 - April 2009	LIBOR + 225 basis points	4.9430%
          Based on our variable rate debt balance as of December 31, 2007, a 1% change in interest rates would increase or decrease our annual interest cost by $6.7 million.
Foreign Exchange Rate Risk
          We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiaries. We are also subject to foreign currency exchange rate changes for purchases of goods and services that are denominated in currencies other than the U.S. dollar. The primary currency to which we are exposed to fluctuations is the Canadian Dollar. The fair value of our net foreign investments and our foreign denominated payables would not be materially affected by a 10% adverse change in foreign currency exchange rates for the periods presented.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Reports of Independent Registered Public Accounting Firm	63

Consolidated Balance Sheets
As of December 31, 2007 and December 31, 2006	65

Consolidated Statements of Operations and Comprehensive Income
For the period from March 16 to December 31, 2007, the period from January 1 to March 15, 2007 and for the years ended December 31, 2006 and 2005	66

Consolidated Statements of Stockholders’ Equity
For the period from March 16 to December 31, 2007, the period from January 1 to March 15, 2007 and for the years ended December 31, 2006 and 2005	67

Consolidated Statements of Cash Flows
For the period from March 16 to December 31, 2007, the period from January 1 to March 15, 2007 and for the years ended December 31, 2006 and 2005	68

Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors of General Nutrition Centers, Inc.:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of General Nutrition Centers, Inc. and its subsidiaries (the “Company”) at December 31, 2007, and the results of its operations and its cash flows for the period from March 16, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 10, 2008

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors of General Nutrition Centers, Inc.:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of General Nutrition Centers, Inc. and its subsidiaries (the “Company”) at December 31, 2006, and the results of its operations and its cash flows for the period from January 1, 2007 to March 15, 2007 and the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006 and the manner in which is accounts for uncertain tax positions in 2007.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 30, 2007

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$28,854	$24,080
Receivables, net (Note 3)	84,666	74,827
Inventories, net (Note 4)	334,149	319,382
Deferred tax assets, net (Note 5)	17,029	16,738
Other current assets (Note 6)	33,474	29,898

Total current assets	498,172	464,925

Long-term assets:
Goodwill (Note 7)	626,270	81,022
Brands (Note 7)	720,000	212,000
Other intangible assets, net (Note 7)	172,872	23,062
Property, plant and equipment, net (Note 8)	190,848	168,708
Deferred financing fees, net (Note 5)	26,377	12,269
Deferred tax assets, net (Note 5)	—	675
Other long-term assets (Note 9)	5,093	6,124

Total long-term assets	1,741,460	503,860

Total assets	$2,239,632	$968,785

Current liabilities:
Accounts payable, includes cash overdraft of $4,124 and $4,137, respectively (Note 10)	$101,953	$104,121
Accrued payroll and related liabilities (Note 11)	27,477	30,988
Accrued income taxes (Note 5)	1,878	4,968
Accrued interest (Note 13)	18,110	7,531
Current portion, long-term debt (Note 13)	8,031	1,765
Other current liabilities (Note 12)	82,635	65,977

Total current liabilities	240,084	215,350

Long-term liabilities:
Long-term debt (Note 13)	1,078,950	429,590
Deferred tax liabilities, net (Note 5)	267,788	—
Other long-term liabilities (Note 14)	44,085	11,514

Total long-term liabilities	1,390,823	441,104

Total liabilities	1,630,907	656,454

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding (Note 18)	—	—
Paid-in-capital	590,593	261,899
Retained earnings	18,984	49,108
Accumulated other comprehensive (loss) income	(852)	1,324

Total stockholder’s equity	608,725	312,331

Total liabilities and stockholder’s equity	$2,239,632	$968,785

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands)

	Successor	Predecessor
	March 16 -	January 1 -	Year ended	Year ended
	December 31,	March 15,	December 31,	December 31,
	2007	2007	2006	2005
Revenue	$1,222,987	$329,829	$1,487,116	$1,317,708

Cost of sales, including costs of warehousing, distribution and occupancy	814,238	212,175	983,530	898,740

Gross profit	408,749	117,654	503,586	418,968

Compensation and related benefits	195,792	64,311	260,825	228,626
Advertising and promotion	35,062	20,473	50,745	44,661
Other selling, general and administrative	71,213	17,396	92,310	76,111
Foreign currency gain	(424)	(154)	(666)	(555)
Merger- related costs	—	34,603	—	—
Other expense	—	—	1,203	(2,500)

Operating income (loss)	107,106	(18,975)	99,169	72,625

Interest expense, net (Note 13)	75,522	43,036	39,568	43,078

Income (loss) before income taxes	31,584	(62,011)	59,601	29,547

Income tax expense (benefit) (Note 5)	12,600	(10,697)	22,226	10,881

Net income (loss)	18,984	(51,314)	37,375	18,666

Other comprehensive (loss) income	(852)	(283)	100	61

Comprehensive income (loss)	$18,132	$(51,597)	$37,475	$18,727

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
Predecessor	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2004	100	—	$278,258	$43,001	$1,163	$322,422

GNC Corporation investment in General Nutrition Centers, Inc	—	—	(901)	—	—	(901)
Non-cash stock-based compensation	—	—	632	—	—	632
Net income	—	—	—	18,666	—	18,666
Foreign currency translation adjustments	—	—	—	—	61	61

Balance at December 31, 2005	100	$—	$277,989	$61,667	$1,224	$340,880

GNC Corporation investment in General Nutrition Centers, Inc	—	—	(18,618)	—	—	(18,618)
Non-cash stock-based compensation	—	—	2,528	—	—	2,528
Net income	—	—	—	37,375	—	37,375
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	—	—	(49,934)	—	(49,934)
Foreign currency translation adjustments	—	—	—	—	100	100

Balance at December 31, 2006	100	$—	$261,899	$49,108	$1,324	$312,331

Adoption of FIN 48	—	—	—	(418)	—	(418)
Cancellation of stock options	—	—	(47,018)	—	—	(47,018)
Non-cash stock-based compensation	—	—	4,124	—	—	4,124
Net loss	—	—	—	(51,314)	—	(51,314)
Foreign currency translation adjustments	—	—	—	—	(283)	(283)
Capital contribution from selling shareholder	—	—	463,393	—	—	463,393

Balance at March 15, 2007	100	$—	$682,398	$(2,624)	$1,041	$680,815

Successor

GNC Corporation investment in General Nutrition Centers, Inc	100	—	589,000	—	—	589,000
Return of capital to GNC Corporation	—	—	(314)	—	—	(314)
Non-cash stock-based compensation	—	—	1,907	—	—	1,907
Net income	—	—	—	18,984	—	18,984
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $2,051	—	—	—	—	(3,584)	(3,584)
Foreign currency translation adjustments	—	—	—	—	2,732	2,732

Balance at December 31, 2007	100	$—	$590,593	$18,984	$(852)	$608,725

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Period	Period
	March 16 -	January 1 -
	December 31,	March 15,	Year ended December 31,
	2007	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,984	$(51,314)	$37,375	$18,666

Depreciation expense	20,810	6,510	34,583	37,045
Loss on fixed asset disposal	—	—	220	665
Loss on sale of subsidiary	—	—	1,203	—
Deferred fee writedown — early debt extinguishment	—	11,680	890	3,890
Amortization of intangible assets	9,191	865	4,595	3,990
Amortization of deferred financing fees	2,921	589	2,966	2,825
Amortization of original issue discount	247	—	—	—
Increase in provision for inventory losses	10,400	2,247	9,816	9,353
Non-cash stock based compensation	1,907	4,124	2,528	632
Decrease in provision for losses on accounts receivable	(335)	(39)	(1,982)	1,784
Decrease (increase) in net deferred taxes	9,303	(3,874)	(3,588)	1,321
Changes in assets and liabilities:
(Increase) decrease in receivables	(10,752)	1,676	(2,334)	(6,142)
Decrease (increase) in inventory, net	(6,377)	(2,128)	(31,261)	(33,259)
Decrease in franchise note receivables, net	2,587	912	4,649	6,650
(Increase) decrease in other assets	(7,474)	3,394	(471)	6,078
(Decrease) increase in accounts payable	(5,110)	3,749	787	(2,853)
(Decrease) increase in accrued taxes	12,619	(4,967)	2,601	2,431
Increase (decrease) in interest payable	18,110	(7,531)	(346)	6,014
(Decrease) increase in accrued liabilities	10,882	(12,681)	12,342	5,096

Net cash provided by (used in) operating activities	87,913	(46,788)	74,573	64,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,851)	(5,693)	(23,846)	(20,825)
Proceeds from sale of subsidiary	—	—	1,356	—
Acquisition of the Company	(1,642,061)	—	—	—
Sales of corporate stores to franchisees	77	—	21	23
Store acquisition costs	(489)	(555)	(965)	(733)

Net cash used in investing activities	(1,671,324)	(6,248)	(23,434)	(21,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new equity	552,291	—	—	—
Return of capital to Parent	(314)	—	(18,618)	(901)
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	—	(49,934)	—
Contribution from selling shareholders	—	463,393	—	—
Increase (decrease) in cash overdrafts	4,124	(4,136)	(927)	919
Borrowings from new revolving credit facility	10,500	—	—	—
Payments on new revolving credit facility	(10,500)	—	—	—
Borrowings from new senior credit facility	675,000	—	—	—
Proceeds from issuance of new senior sub notes	110,000	—	—	—
Proceeds from issuance of new senior notes	297,000	—	—	—
Proceeds from issuance of 8 5/8% senior notes	—	—	—	150,000
Redemption of 8 5/8% senior notes	—	(150,000)	—	—
Redemption of 8 1/2% senior notes	—	(215,000)	—	—
Payment of 2003 senior credit facility	—	(55,290)	—	—
Payments on long-term debt	(6,021)	(334)	(41,974)	(187,014)
Financing fees	(29,298)	—	(1,674)	(4,710)

Net cash provided by (used in) financing activities	1,602,782	38,633	(113,127)	(41,706)

Effect of exchange rate on cash	(29)	(165)	55	(93)

Net increase (decrease) in cash	19,342	(14,568)	(61,933)	852
Beginning balance, cash	9,512	24,080	86,013	85,161

Ending balance, cash	$28,854	$9,512	$24,080	$86,013

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
     The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail; Franchising; and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through gnc.com and drugstore.com. Franchise stores are located in the United States and 49 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
     Acquisition of the Company. On October 16, 2003, the Company entered into a purchase agreement (the “Purchase Agreement”) with Numico and Numico USA, Inc. to acquire 100% of the outstanding equity interest of General Nutrition Companies, Inc. (“GNCI”) from Numico USA, Inc. on December 5, 2003, (the “Acquisition”). The purchase equity contribution was made by GNC Investors, LLC (“GNC LLC”), an affiliate of Apollo Management LP (“Apollo”), together with additional institutional investors and certain management of the Company. The equity contribution from GNC LLC was recorded by GNC Corporation (our “Parent”). Our Parent utilized this equity contribution to purchase its investment in the Company. The transaction closed on December 5, 2003 and was accounted for under the purchase method of accounting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, (“SFAS No. 141”).
     Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of GNC Acquisition Holdings Inc. (the “Merger”). The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. and Ontario Teachers’ Pension Plan Board (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. The following reconciles the total merger consideration to the cash purchase price:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 16, 2007
(in thousands)
Merger consideration	$1,650,000
Acquisition costs	13,732
Debt assumed by buyer	(10,773)

Fair value of net assets acquired	1,652,959
Non-cash rollover of shares	(36,709)

Cash paid at acquisition	$1,616,250

     The Company is subject to certain tax adjustments that will be settled upon filing of the predecessor’s final tax return, and receipt of the tax refund associated with that return. Also, pursuant to the Merger agreement, the Company agreed to pay additional consideration for amounts refunded from tax returns. During the period from March 16 to December 31, 2007, the Company paid $25.9 million for total cash paid for the Merger of $1,642.1 million.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In conjunction with the Merger, final fair value adjustments were made to the Company’s financial statements as of March 16, 2007. As a result of the Merger and the final fair values assigned, the accompanying financial statements as of December 31, 2007 reflect these adjustments made in accordance with SFAS No. 141. The following table summarizes the fair values assigned to the Company’s assets and liabilities in connection with the Merger.

	Original	Adjusted
	March 16, 2007	March 16, 2007
	(in thousands)
Assets:
Current assets	$457,900	$480,230
Goodwill	574,623	626,259
Other intangible assets	902,961	901,661
Property, plant and equipment	178,136	181,765
Other assets	20,946	16,813

Total assets	$2,134,566	$2,206,728

Liabilities:
Current liabilities	204,857	232,943
Long-term debt	10,773	10,773
Deferred tax liability	243,355	257,732
Other liabilities	23,029	52,321

Total liabilities	$482,014	$553,769

Fair value of net assets acquired	$1,652,552	$1,652,959

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-K and Regulation S-X. The Company’s normal reporting period is based on a calendar year.
     The financial statements as of December 31, 2007 reflect periods subsequent to the Merger and include the accounts of the Company and its wholly owned subsidiaries. Included for the period ending December 31, 2007 are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Accordingly, the accompanying financial statements for the periods prior to the Merger are labeled as “Predecessor” and the periods subsequent to the Merger are labeled as “Successor”.
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
     Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $3.6 million at December 31, 2007 and $3.9 million at December 31, 2006.
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
     Accounts Receivable and Allowance for Doubtful Accounts. The Company sells product to its franchisees and, to a lesser extent, various third parties. See the footnote, “Receivables”, for the

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
components of accounts receivable. To determine the allowance for doubtful accounts in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan (as amended)”, factors that affect collectibility from the Company’s franchisees or third-party customers include their financial strength, payment history, reported sales and the overall retail economy. The Company establishes an allowance for doubtful accounts for franchisees based on an assessment of the franchisees’ operations which includes analysis of their operating cash flows, sales levels, and status of amounts due to the Company, such as rent, interest and advertising. In addition, the Company considers the franchisees’ inventory and fixed assets, which the Company can use as collateral in the event of a default by the franchisee. An allowance for international franchisees is calculated based on unpaid, non collateralized amounts associated with their receivable balance. An allowance for receivable balances due from third parties is recognized, if considered necessary, based on facts and circumstances. These allowances are deducted from the related receivables and reflected net in the accompanying financial statements.
     Notes Receivable. The Company offers financing to qualified franchisees in connection with the initial purchase of a franchise store. The notes offered by the Company to its franchisees are demand notes, payable monthly over a period ranging from five to seven years. Interest accrues principally at an annual rate that ranges from 10.0% to 13.75%, based on the amount of initial deposit, and is payable monthly. Allowances for these receivables are recognized in accordance with the Company’s policy described in the Accounts Receivable and Allowance for Doubtful Accounts policy.
     Property, Plant and Equipment. Property, plant and equipment expenditures are recorded at cost. As a result of the Merger, the remaining estimated useful lives of already-existing property and equipment were reevaluated on a prospective basis using the fair values determined at the date of the Merger. These remaining useful lives ranged from 1 year to 16 years across all asset classes with the exception of buildings, whose useful lives ranged from 15 to 37 years. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the property. Fixtures are depreciated over three to eight years, and equipment is generally depreciated over ten years. Computer equipment and software costs are generally depreciated over three years. Amortization of improvements to retail leased premises is recognized using the straight-line method over the estimated useful life of the improvements, or over the life of the related leases including renewals that are reasonably assured, whichever period is shorter. Buildings are depreciated over 40 years and building improvements are depreciated over the remaining useful life of the building. The Company records tax depreciation in conformity with the provisions of applicable tax law.
     Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized in accordance with the policies outlined above. Repair and maintenance costs incurred in the normal operations of business are expensed as incurred. Gains from the sale of property, plant and equipment are recognized in current operations.
     The Company recognized depreciation expense of property, plant and equipment of $6.5 million for the period January 1 to March 15, 2007, $20.8 million for the period March 16 to December 31, 2007, $34.6 million and $37.0 million for the years ended December 31, 2006 and 2005.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
analysis of the markets in which the businesses are operating. A comparison is performed of the undiscounted projected cash flows of the current operating forecasts to the net book value of the related assets. If it is determined that the full value of the assets may not be recoverable, an appropriate charge to adjust the carrying value of the long-lived assets to fair value may be required.
     Revenue Recognition. The Company operates predominately as a retailer, through Company-owned stores, franchised stores and sales through its website, www.gnc.com and to a lesser extent through wholesale operations. For all years and periods presented herein, the Company has complied with and adopted Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
     The Retail segment recognizes revenue at the moment a sale to a customer is recorded. These revenues are recorded via the Company’s point of sale system. Gross revenues are netted against actual customer returns and an allowance for expected customer returns. The Company records a reserve for expected customer returns based on management’s estimate, which is derived from historical return data. Revenue is deferred on sales of the Company’s Gold Cards and subsequently amortized over 12 months. The length of the amortization period is determined based on matching the discounts associated with the Gold Card program to the revenue deferral during the twelve month membership period. For an annual fee, the card provides customers with a 20% discount on all products purchased, both on the date the card is purchased and certain specified days of every month. The Company also defers revenue for sales of gift cards until such time the gift cards are redeemed for products.
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
     Cost of Sales. The Company purchases products directly from third party manufacturers as well as manufactures its own products. The Company’s cost of sales includes product costs, costs of warehousing and distribution and occupancy costs. The cost of manufactured products includes depreciation expense related to the manufacturing facility and related equipment.
     Vendor Allowances. The Company enters into two main types of arrangements with certain vendors, the most significant of which results in the Company receiving credits as sales rebates based on arrangements with such vendors (“sales rebates”). The Company also enters into arrangements with certain vendors through which the Company receives rebates for purchases during the year typically based on volume discounts (“volume rebates”). As the right of offset exists under these arrangements, rebates received under both arrangements are recorded as a reduction in the vendors’ accounts payable balances on the balance sheet and represent the estimated amounts due to GNC under the rebate provisions of such contracts. Rebates are presented as a reduction in accounts payable and are immaterial at December 31, 2007 and 2006. The corresponding rebate income is recorded as a reduction of cost of goods sold, in accordance with the provisions of Emerging Issues Task Force (“EITF”)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. For volume rebates, the appropriate level of such income is derived from the level of actual purchases made by GNC from suppliers. The amount recorded as a reduction to cost of goods sold was $6.6 million for the period from January 1 to March 15, 2007, $20.9 million for the period from March 16 to December 31, 2007, $23.8 million and $19.9 million for the years ended December 31, 2006 and 2005.
     Distribution and Shipping Costs. The Company bills franchisees and third-party customers shipping and transportation costs and reflects these charges in revenue. The unreimbursed costs that are associated with these costs are included in cost of sales.
     Research and Development. Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recognized $0.1 million for the period January 1 to March 15, 2007, $ 0.5 million for the period from March 16 to December 31, 2007, and $0.8 million in research and development costs for the years ended December 31, 2006, and 2005. These costs are included in Other SG&A costs in the accompanying financial statements.
     Advertising Expenditures. The Company recognizes advertising, promotion and marketing program costs the first time the advertising takes place with exception to the costs of producing advertising, which are expensed as incurred during production. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized $20.5 million for the period January 1 to March 15, 2007, $35.0 million of the period March 16 to December 31, 2007 and $50.7 million and $44.7 million in advertising expense for the years ended December 31, 2006, and 2005.
     The Company has a balance of unused barter credits on account with a third-party barter agency. The Company generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of December 31, 2007 and 2006, the available credit balance was $8.5 million. The barter credits are available for use through March 31, 2009.
     Other expense/income. Other expense for the year ended December 31, 2006 was $1.2 million, as a result of the loss on the sale of our Australian subsidiary. Other income for the year ended December 31, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.
     Merger Related Costs. For the period January 1 to March 15, 2007, Merger related costs of $34.6 million includes costs incurred by our parent, and recognized by us, in relation to the Merger. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million and other costs of $0.7 million.
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
     The Company leases a 210,000 square foot distribution center in Leetsdale, Pennsylvania and a 112,000 square foot distribution center in Phoenix, Arizona. The Company conducts additional manufacturing that it performs for wholesalers or retailers of third-party products, and until the sale of the Australia facility, had additional warehousing at leased facilities located in New South Wales, Australia. The Company also has operating leases for its fleet of distribution tractors and trailers and fleet of field management vehicles. In addition, the Company also has a minimal amount of leased office space in California, Florida, Delaware and Illinois. The expense associated with leases that have escalating payment terms is recognized on a straight-line basis over the life of the lease. See the footnote, “Long-Term Lease Obligations.”
     Contingencies. In Accordance with SFAS No. 5, “Accounting for Contingencies” the Company accrues a loss contingency if it is probable and can be reasonably estimated that an asset had been impaired or a liability had been incurred at the date of the financial statements if those financial statements have not been issued. If both of the conditions above are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company accrues costs that are part of legal settlements when the settlement is determined by the court or is probable.
     Pre-Opening Expenditures. The Company recognizes the cost associated with the opening of new stores as incurred. These costs are charged to expense and are not material for the periods presented. Franchise store pre-opening costs are incurred by the franchisees.
     Deferred Financing Fees. Costs related to the financing of the Senior Subordinated Notes issued in December 2003, 8 5/8% Senior Notes and the December 2003 senior credit facility were capitalized and were being amortized over the term of the respective debt. As of March 15, 2007, the remaining deferred financing fees were written off as the debt was extinguished as a part of the Merger. In conjunction with the Merger, $29.3 million in costs related to the financing of new debt were capitalized and are being amortized over the life of the new debt. Accumulated amortization as of December 31, 2007 was $2.9 million.
     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, (“SFAS 109”). As prescribed by SFAS 109, the Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See the footnote, “Income Taxes.”
     For the year ended December 31, 2007 the Company will file a consolidated federal income tax return. For state income tax purposes, the Company will file on both a consolidated and separate return

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
basis in the states in which it conducts business. The Company filed in a consistent manner for the year ended December 31, 2006 and 2005.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized an adjustment of $0.4 million to retained earnings for the liability for unrecognized income tax benefits, net of the deferred tax effect. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 5 for additional information regarding the change in unrecognized tax benefits.
     Self-Insurance. The Company has procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. The Company is self-insured for such areas as: (1) medical benefits; (2) worker’s compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to the Company’s tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. The Company is not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. The Company’s associated liability for this self-insurance was not significant as of December 31, 2007 and 2006. Prior to the Acquisition, GNCI was included as an insured under several of Numico’s global insurance policies.
     The Company carries product liability insurance with a retention of $2.0 million per claim with an aggregate cap on retained losses of $10.0 million. The Company carries general liability insurance with retention of $110,000 per claim with an aggregate cap on retained losses of $600,000. The majority of the Company’s workers’ compensation and auto insurance are in a deductible/retrospective plan. The Company reimburses the insurance company for the workers compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.
     As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $250,000 per individual per plan year with a maximum lifetime benefit limit of $2.0 million per individual. The Company has no additional liability once a participant exceeds the $2.0 million ceiling. The Company’s liability for medical claims is included as a component of accrued benefits in the “Accrued Payroll and Related Liabilities” footnote and was $1.9 million and $2.4 million as of December 31, 2007 and 2006, respectively.
     Stock Compensation. The Company adopted SFAS No. 123 (R) effective January 1, 2006. The Company selected the modified prospective method, which does not require adjustment to prior period financial statements and measures expected future compensation cost for stock-based awards at fair value on grant date. The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123 (R), which is consistent with disclosures previously included in prior year financial statements under SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period.
     Prior to the adoption of SFAS No. 123(R) and as permitted under SFAS 123 the Company measured compensation expense related to stock options in accordance with APB No. 25 and related interpretations which use the intrinsic value method. If compensation expense were determined based on the estimated fair value of options granted, consistent with the fair market value method in SFAS 123, its net income for the year ended December 31, 2005 would be reduced to the pro forma amounts indicated in our “Stock-Based Compensation Plans” note.
     Foreign Currency. For all foreign operations, the functional currency is the local currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of those operations, denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. At December 31, 2007 and 2006, the accumulated foreign currency gain amount was $2.7 million and $1.3

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, respectively. Gains or losses resulting from foreign currency transactions are included in results of operations.
     Financial Instruments and Derivatives. As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. To achieve these objectives, the Company primarily uses interest rate swap agreements to manage exposure to interest rate changes related to its senior credit facility borrowings. These interest rate swap agreements are primarily designated as cash flow hedges. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The changes in the fair value of the hedges are reported in other long term assets or liabilities in the consolidated balance sheet. At December 31, 2007, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of $300.0 million of debt from floating to fixed interest rates. The outstanding agreements mature in April 2009 and April 2010. The Company would have paid $5.6 million ($3.6 million net of tax) at December 31, 2007 to settle these interest rate swap agreements, which represents the fair value, including accrued interest of $0.2 million, of these agreements on that date. This amount is included in comprehensive income at December 31, 2007.
Recently Issued Accounting Pronouncements.
     In February 2007, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company continues to evaluate the adoption of SFAS 159 and the impact on its consolidated financial statements or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. The effectiveness date of January 1, 2008 applies to all other assets and liabilities within the scope of this standard. The Company does not expect any material financial statement implications relating to the adoption of this Statement.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This statement is effective for annual financial statements with years ending December 31, 2006. We have adopted SAB 108 for the year ended December 31, 2006.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluated the effects of applying SAB 108 and have determined that its adoption does not have a material impact on the Company’s consolidated financial statements or results of operations.
     In March 2006, the FASB’s EITF issued EITF Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-03”), that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The Company evaluated the effects of applying EITF 06-03 and have determined that its adoption does not have a material impact on our consolidated financial statements or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. SFAS 141R also amends SFAS 109, such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting SFAS 141R on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.
     In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company applied the provisions of the FSP during 2007.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. RECEIVABLES
     Receivables at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
Trade receivables	$83,107	$68,992
Other	4,896	5,666
Allowance for doubtful accounts	(3,337)	(3,466)
Related party	—	3,635

	$84,666	$74,827

NOTE 4. INVENTORIES
     Inventories at each respective period consisted of the following:

	Successor
	December 31, 2007
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$287,430	$(8,578)	$278,852
Work-in-process, bulk product and raw materials	51,755	(1,281)	50,474
Packaging supplies	4,823	—	4,823

	$344,008	$(9,859)	$334,149

	Predecessor
	December 31, 2006
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$280,722	$(8,677)	$272,045
Work-in-process, bulk product and raw materials	44,630	(2,119)	42,511
Packaging supplies	4,826	—	4,826

	$330,178	$(10,796)	$319,382

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company’s deferred tax assets and liabilities at each respective period consisted of the following:

	Successor			Predecessor
	December 31, 2007			December 31, 2006
	(in thousands)
	Assets	Liabilities	Net	Assets	Liabilities	Net
Deferred tax:
Current assets (liabilities):
Operating reserves	$2,779	$—	$2,779	$3,956	$—	$3,956
Inventory capitalization	—	(394)	(394)	4,191	—	4,191
Deferred revenue	12,084	—	12,084	11,804	—	11,804
Prepaid expenses	—	(8,520)	(8,520)	—	(8,289)	(8,289)
Accrued worker compensation	1,680	—	1,680	2,774	—	2,774
Settlements	3,290	—	3,290	—	—	—
Stock compensation	—	—	—	1,061	—	1,061
Foreign tax credits	4,675	—	4,675	—	—	—
Other	1,435	—	1,435	1,811	(570)	1,241

Total current	$25,943	$(8,914)	$17,029	$25,597	$(8,859)	$16,738

Non-current assets (liabilities):
Intangibles	$—	$(303,319)	$(303,319)	$—	$(14,282)	$(14,282)
Fixed assets	12,771	—	12,771	14,709	—	14,709
Stock compensation	694	—	694	—	—	—
Net operating loss carryforwards	23,726	—	23,726	13,227	—	13,227
Interest rate swap	2,051	—	2,051	—	—	—
Other	7,244	—	7,244	3,407	(3,159)	248
Valuation allowance	(10,955)	—	(10,955)	(13,227)	—	(13,227)

Total non-current	$35,531	$(303,319)	$(267,788)	$18,116	$(17,441)	$675

Total net deferred taxes	$61,474	$(312,233)	$(250,759)	$43,713	$(26,300)	$17,413

     As of December 31, 2007 the Company had deferred tax assets relating to federal tax net operating losses (NOLs) in the amount of $10.8 million. As of December 31, 2007 and 2006, the Company had deferred tax assets relating to state NOLs in the amount of $12.9 million and $13.2 million, respectively. With the exception of $2.0 million of deferred tax assets as of December 31, 2007, a valuation allowance has been provided for all the state NOLs as the Company believes that these NOLs, with lives ranging from five to twenty years, will not be realizable prior to their expiration.
     Deferred income taxes were not provided on cumulative undistributed earnings of international subsidiaries, at December 31, 2007 and 2006, as unremitted earnings of the Company’s non-U.S. subsidiaries were determined to be permanently reinvested.
     Income before income taxes consisted of the following components:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	March 16-	January 1-
	December 31,	March 15,	Year ended December 31,
	2007	2007	2006	2005
			(in thousands)
Domestic	$25,607	$(63,672)	$56,453	$26,435
Foreign	5,977	1,661	3,148	3,112

Total income before income taxes	$31,584	$(62,011)	$59,601	$29,547

Income tax expense/(benefit) for all periods consisted of the following components:

	Successor	Predecessor
	Period
	March 16-	Period January 1-
	December 31,	March 15,	Year ended December 31,
	2007	2007	2006	2005
			(in thousands)
Current:
Federal	$—	$(21,547)	$21,675	$7,024
State	462	(279)	2,299	1,255
Foreign	2,835	444	1,840	1,281

	3,297	(21,382)	25,814	9,560

Deferred:
Federal	8,266	9,984	(3,695)	1,172
State	1,037	701	107	149
Foreign	—	—	—	—

	9,303	10,685	(3,588)	1,321

Income tax expense (benefit)	$12,600	$(10,697)	$22,226	$10,881

The following table summarizes the differences between the Company’s effective tax rate for financial reporting purposes and the federal statutory tax rate.

	Successor	Predecessor
	March 16-	January 1-
	December 31,	March 15,	Year ended December 31,
	2007	2007	2006	2005
Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Increase/(decrease):
Other permanent differences	2.0%	(17.4%)	(1.1%)	(2.4%)
State income tax, net of federal tax benefit	3.1%	(0.4%)	3.5%	3.9%
Other	(0.2%)	0.1%	(0.1%)	0.3%

Effective income tax rate	39.9%	17.3%	37.3%	36.8%

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) which applies to all open tax positions

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounted for in accordance with SFAS 109.  This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additionally, as a result of the implementation of FIN 48, the Company recorded $15.0 million of unrecognized tax benefits related to a balance sheet reclassification that did not impact retained earnings. A total of $11.3 million of this reclassification relates to the gross presentation of certain tax positions related to periods that are subject to the indemnification provisions of the purchase agreement between the Company and Numico. Under these provisions Numico is responsible for the satisfaction of these claims, and, as such the Company recorded a corresponding receivable of $11.3 million. The remaining $3.7 million related to tax positions previously categorized as current liabilities.
     After the recognition of these items in connection with the implementation of FIN 48, the total liability for unrecognized tax benefits at January 1, 2007 was $14.2 million. At December 31, 2007, the Company had a liability of $6.9 million for unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were $0.7 million and $1.3 million as of December 31, 2007 and as of January 1, 2007, respectively.
     As of December 31, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	Period March 16-	Period January
	December 31,	1- March 15,
	2007	2007
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$15,771	$14,190
Additions for tax positions taken during current period	617	1,581
Reductions for tax positions taken during prior periods	(235)	—
Expiration of statute of limitations	(9,282)	—

Balance of unrecognized tax benefits at end of period	$6,871	$15,771

     At December 31, 2007, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is immaterial. Due to the Merger, the majority of unrecognized tax benefits would be reversed through adjustments to the opening balance sheet. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to our effective income tax rate in the period of resolution.
     The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it operates.  The Company has been audited by the Internal Revenue Service, (“IRS”), through its December 4, 2003 tax

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
year.  The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS is expected to issue an examination report in the fourth quarter of 2008. The Company has various state and local jurisdiction tax years open to examination (earliest open period 2002), and the Company also has certain state and local jurisdictions currently under audit. As of December 31, 2007, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.
NOTE 6. OTHER CURRENT ASSETS
     Other current assets at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
Current portion of franchise note receivables	$1,598	$2,905
Less: allowance for doubtful accounts	(256)	(22)
Prepaid rent	12,806	12,009
Prepaid insurance	5,877	5,406
Prepaid income tax	3,122	—
Other current assets	10,327	9,600

	$33,474	$29,898

NOTE 7. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS
     Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line or declining balance basis over periods not exceeding 35 years.
     Management utilized various resources in arriving at its final fair value adjustments that were made to the Company’s financial statements as of March 16, 2007. In connection with the Merger, final fair values were assigned to various other intangible assets. The Company’s brands were assigned a final fair value representing the longevity of the Company name and general recognition of the product lines. The Gold Card program was assigned a final fair value representing the underlying customer listing, for both the Retail and Franchise segments. The retail agreements were assigned a final fair value reflecting the opportunity to expand the Company stores within a major drug store chain and on military facilities. A final fair value was assigned to the agreements with the Company’s franchisees, both domestic and international, to operate stores for a contractual period. Final fair values were assigned to the Company’s manufacturing and wholesale segments for production and continued sales to certain customers. During the period from March 16, 2007 to December 31, 2007, the Company updated the purchase price allocations, as a result of updates in the assumptions used in the valuation models.
     For the period from January 1, 2007 to March 15, 2007, the period from March 16, 2007 to December 31, 2007, and for the year ended December 31, 2006, the Company acquired 17, 44 and 73 franchise stores, respectively. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the period from January 1, 2007 to March 15, 2007, the total purchase price associated with these acquisitions was $1.3 million, of which $0.6 million was paid in cash. For the period from March 16, 2007 to December 31, 2007, the total purchase price associated with these acquisitions was $1.2 million, of which $0.5 million was paid in cash. For the year ended December 31, 2006, the total purchase price associated with these acquisitions was $3.6 million, of which $0.5 million was paid in cash.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the Company’s goodwill activity.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Predecessor
Balance at December 31, 2005	$22,970	$56,693	$446	$80,109
Additions: Acquired franchise stores	913	—	—	913
Reclassification: Due to franchise store acquisitions	2,795	(2,795)	—	—

Balance at December 31, 2006	$26,678	$53,898	$446	$81,022
Acquired franchise stores	161	—	—	161

Balance at March 15, 2007	$26,839	$53,898	$446	$81,183

Successor

Balance at March 16, 2007	$238,296	$126,971	$209,356	$574,623
Purchase accounting adjustments	24,149	(9,668)	(6,515)	7,966
Other adjustments	43,670	—	—	43,670
Acquired franchise stores	11	—	—	11

Balance at December 31, 2007	$306,126	$117,303	$202,841	$626,270

     During the period from March 16, 2007 to December 31, 2007, the Company made purchase accounting adjustments, which consisted principally of a $12.0 million adjustment related to pre-acquisition contingencies. The remaining adjustments related to finalizing the valuation of intangible assets and property, plant, and equipment.
     During the period from March 16, 2007 to December 31, 2007, the Company recorded adjustments of $43.7 million primarily due to $45.3 million in adjustments to correct deferred taxes related to the Merger. This adjustment resulted in a corresponding increase to goodwill.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Intangible assets other than goodwill consisted of the following at each respective period.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Predecessor
Balance at December 31, 2005	$514	$59,659	$152,341	$24,296	$1,650	$238,460
Acquired franchise stores	—	—	—	—	1,197	1,197
Reclassification: Due to franchise store acquisition	—	7,817	(7,817)	—	—	—
Amortization expense	(514)	—	—	(2,944)	(1,137)	(4,595)

Balance at December 31, 2006	$—	$67,476	$144,524	$21,352	$1,710	$235,062
Acquired franchise stores	—	—	—	—	207	207
Amortization expense	—	—	—	(609)	(256)	(865)

Balance at March 15, 2007	$—	$67,476	$144,524	$20,743	$1,661	$234,404

Successor

Balance at March 16, 2007	$3,300	$500,000	$220,000	$178,000	$1,661	$902,961
Purchase accounting adjustments	5,700	—	—	(7,000)	—	(1,300)
Acquired franchise stores	—	—	—	—	252	252
Other additions	—	—	—	150	—	150
Amortization expense	(2,959)	—	—	(5,448)	(784)	(9,191)

Balance at December 31, 2007	$6,041	$500,000	$220,000	$165,702	$1,129	$892,872

     The following table represents the gross carrying amount and accumulated amortization for each major intangible asset:

		Successor			Predecessor
	Estimated	December 31, 2007			December 31, 2006
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
		(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$67,476	$—	$67,476
Brands — franchise	—	220,000	—	220,000	144,524	—	144,524
Gold card — retail	3	3,500	(1,155)	2,345	2,230	(2,230)	—
Gold card — franchise	3	5,500	(1,804)	3,696	340	(340)	—
Retail agreements	25-35	31,000	(985)	30,015	8,500	(3,627)	4,873
Franchise agreements	25	70,000	(2,217)	67,783	21,900	(5,421)	16,479
Manufacturing agreements	25	70,000	(2,216)	67,784	—	—	—
Other intangibles	1-5	150	(30)	120	—	—	—
Franchise rights	1-5	1,913	(784)	1,129	2,995	(1,285)	1,710

		$902,063	$(9,191)	$892,872	$247,965	$(12,903)	$235,062

     The following table represents future estimated amortization expense of intangible assets with finite lives:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2008	10,898
2009	9,063
2010	7,190
2011	6,735
2012	6,661
Thereafter	132,325

Total	$172,872

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
Land, buildings and improvements	$59,381	$60,283
Machinery and equipment	52,066	79,488
Leasehold improvements	54,897	52,859
Furniture and fixtures	33,711	59,741
Software	8,138	15,075
Construction in progress	2,527	1,262

Total property, plant and equipment	$210,720	$268,708
Less: accumulated depreciation	(19,872)	(100,000)

Net property, plant and equipment	$190,848	$168,708

     General Nutrition, Incorporated, a subsidiary of the Company, is a 50% limited partner in a partnership that owns and manages the building that houses the Company’s corporate headquarters. The Company occupies the majority of the available lease space of the building. The general partner is responsible for the operation and management of the property and reports the results of the partnership to the Company. The Company has consolidated the limited partnership, net of elimination adjustments, in the accompanying financial statements. Minority interest has been reflected in the accompanying financial statements as the partnership had sustained cumulative net losses from inception; however, during 2007, an insignificant net profit was realized.
NOTE 9. OTHER LONG-TERM ASSETS
     Other assets at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
Long-term franchise notes receivables	$1,413	$3,912
Less: allowance for doubtful accounts	(282)	(893)
Long-term deposit	2,516	3,047
Other	1,446	58

	$5,093	$6,124

     Annual maturities of the Company’s long term and current (see current portion in Note 6, “Other Current Assets”) franchise notes receivable at December 31, 2007 are as follows:

Years ending December 31,	Receivables
(in thousands)
2008	$1,598
2009	776
2010	250
2011	150
2012	237
Thereafter	—

Total	$3,011

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. ACCOUNTS PAYABLE
     Accounts payable at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
Trade payables	$97,829	$99,984
Cash overdrafts	4,124	4,137

Total	$101,953	$104,121

NOTE 11. ACCRUED PAYROLL AND RELATED LIABILITIES
     Accrued payroll and related liabilities at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
Accrued payroll	$22,533	$23,871
Accrued taxes and benefits	4,944	7,117

Total	$27,477	$30,988

NOTE 12. OTHER CURRENT LIABILITIES
     Other current liabilities at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
Deferred revenue	$32,558	$32,821
Payable to former shareholders	13,663	—
Accrued occupancy	4,829	4,428
Accrued worker compensation	4,634	7,806
Accrued taxes	6,072	7,887
Other current liabilities	20,879	13,035

Total	$82,635	$65,977

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
     Long-term debt at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
2007 Senior credit facility	$669,937	$—
Senior Toggle Notes	297,247	—
10.75% Senior Subordinated Notes	110,000	—
2003 Senior credit facility	—	55,290
8 5/8% Senior Notes	—	150,000
8 1/2% Senior Subordinated Notes	—	215,000
Mortgage	9,774	11,065
Capital leases	23	—
Less: current maturities	(8,031)	(1,765)
Total	$1,078,950	$429,590
     At December 31, 2007, the Company’s total debt principal maturities are as follows:

		Senior	10.75% Senior
Years Ending	2007 Senior	Toggle	Subordinated	Mortgage Loan/
December 31,	Credit Facility	Notes (a)	Notes	Capital Leases	Total
	(in thousands)
2008	$6,750	$—	$—	$1,281	$8,031
2009	6,750	—	—	1,381	8,131
2010	6,750	—	—	1,476	8,226
2011	6,750	—	—	1,582	8,332
2012	6,750	—	—	1,695	8,445
Thereafter	636,187	300,000	110,000	2,382	1,048,569

	$669,937	$300,000	$110,000	$9,797	$1,089,734

(a)	The Senior Toggle Notes include the balance of the initial original issue discount of approximately $3.0 million.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s net interest expense for each respective period is as follows:

	Successor	Predecessor
	March 16-	January 1-	Year ended	Year ended
	December 31,	March 15,	December 31,	December 31,
	2007	2007	2006	2005
	(in thousands)
2003 Senior credit facility
Term Loan	$—	$918	$7,327	6,646
Revolver	—	132	639	613
8 5/8% Senior Notes	—	3,807	12,938	12,327
8 1/2 % Senior Subordinated Notes	—	2,695	18,275	18,275
Call premiums	—	23,159	—	—
Deferred financing fees	2,922	589	3,856	2,825
Deferred fee writedown- early extinguishment	—	11,680	—	3,890

2007 Senior credit facility
Term Loan	41,165	—	—	—
Revolver	374	—	—	—
Senior Toggle Notes	23,455	—	—	—
10.75% Senior Subordinated Notes	9,361	—	—	—
OID amortization	247	—	—	—
Mortgage	680	392	628	890
Interest income	(2,682)	(336)	(4,095)	(2,388)

Interest expense, net	$75,522	$43,036	$39,568	$43,078

     Accrued interest at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
2003 Senior credit facility	$—	$43
8 5/8% Senior Notes	—	5,965
8 1/2% Senior Subordinated Notes	—	1,523
2007 Senior credit facility	5,787	—
Senior Toggle Notes	8,841	—
10.75% Senior Subordinated Notes	3,482	—

Total	$18,110	$7,531

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Description of Debt:
     2007 Senior Credit Facility. In connection with the Merger, the Company entered into the 2007 Senior Credit Facility with a syndicate of lenders. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The Company borrowed the entire $675.0 million under the term loan facility, as well as $10.5 million of the $60.0 million revolving credit facility (excluding approximately $9.4 million of letters of credit), to fund the Merger and related transactions. The $10.5 million borrowing under the new senior revolving credit facility was repaid by the end of March 2007. The term loan facility will mature in September 2013. The revolving credit facility will mature in March 2012. The 2007 Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). Subject to certain exceptions, the Credit Agreement requires that 100% of the net cash proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and a specified percentage of excess cash flow for each fiscal year must be used to pay down outstanding borrowings. GNC Corporation, the Company’s direct parent company, and the Company’s existing and future direct and indirect domestic subsidiaries have guaranteed the Company’s obligations under the 2007 Senior Credit Facility. In addition, the 2007 Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of the Company’s equity interests and the equity interests of the Company’s domestic subsidiaries.
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
     The 2007 Senior Credit Facility contains events of default, including (subject to customary cure periods and materiality thresholds) defaults based on (1) the failure to make payments under the senior credit facility when due, (2) breach of covenants, (3) inaccuracies of representations and warranties, (4) cross-defaults to other material indebtedness, (5) bankruptcy events, (6) material judgments, (7) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, (8) the actual or asserted invalidity of documents relating to any guarantee or security document, (9) the actual or asserted invalidity of any subordination terms supporting the senior credit facility, and (10) the occurrence of a change in control. If any such event of default occurs, the lenders would be entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a collateralized creditor. If certain bankruptcy events occur, the facilities will automatically accelerate.
     The Company issues letters of credit as a guarantee of payment to third-payment vendors in accordance with specified terms and conditions. It also issues letters of credit for various insurance contracts. The revolving credit facility allows for $25.0 million of the $60.0 million revolving credit facility to be used as collateral for outstanding letters of credit. The Company pays interest based on the aggregate available amount of the credit facility at a per annum rate equal to 0.5%. The Company pays

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest on outstanding borrowings on the revolving credit facility at the applicable margin in effect plus the Eurodollar loan rate. As of December 31, 2007, this rate was 7.0%. The Company also pays an additional interest rate of 2.5% per annum on all outstanding letters of credit issued. As of December 31, 2007, $6.5 million of the revolving credit facility was utilized to secure letters of credit.
     Senior Toggle Notes. In connection with the Merger, the Company completed a private offering of $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value. The Senior Toggle Notes are the Company’s senior noncollateralized obligations and are effectively subordinated to all of the Company’s existing and future collateralized debt, including the 2007 Senior Credit Facility, to the extent of the assets securing such debt, rank equally with all the Company’s existing and future non collateralized senior debt and rank senior to all the Company’s existing and future senior subordinated debt, including the 10.75% Senior Subordinated Notes. The Senior Toggle Notes are guaranteed on a senior non collateralized basis by each of the Company’s existing and future domestic subsidiaries (as defined in the Senior Toggle Notes indenture). If the Company fails to make payments on the Senior Toggle Notes, the notes guarantors must make them instead.
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
     10.75% Senior Subordinated Notes. In connection with the Merger, the Company completed a private offering of $110.0 million of its 10.75% Senior Subordinated Notes due 2015. The 10.75% Senior Subordinated Notes are the Company’s senior subordinated non collateralized obligations and are

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subordinated to all the Company’s existing and future senior debt, including the Company’s 2007 Senior Credit Facility and the Senior Toggle Notes and rank equally with all of the Company’s existing and future senior subordinated debt and rank senior to all the Company’s existing and future subordinated debt. The 10.75% Senior Subordinated Notes are guaranteed on a senior subordinated non collateralized basis by each of the Company’s existing and future domestic subsidiaries (as defined in the 10.75% Senior Subordinated Notes indenture). If the Company fails to make payments on the 10.75% Senior Subordinated Notes, the notes guarantors must make them instead. Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year.
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
     In accordance with the terms of the 10.75% Senior Subordinate Notes agreement and the offering memorandum, these notes were required to be exchanged for publicly registered exchange notes within 210 days after the sale of these notes. As required, these notes were registered and the exchange offer was completed on September 28, 2007.
     The Company expects to fund its operations through internally generated cash and, if necessary, from borrowings under the amount remaining available under the Company’s $60.0 million revolving credit facility. The Company expects its primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. The Company anticipates that cash generated from operations, together with amounts available under the Company’s revolving credit facility, will be sufficient to meet its future operating expenses, capital expenditures and debt service obligations as they become due. However, the Company’s ability to make scheduled payments of principal on, to pay interest on, or to refinance the Company’s indebtedness and to satisfy the Company’s other debt obligations will depend on the Company’s future operating performance, which will be affected by general economic, financial and other factors beyond the Company’s control. The Company believes that it has complied with the Company’s covenant reporting and compliance in all material respects for the year ended December 31, 2007.
Predecessor Debt:
     Senior Credit Facility. In connection with the Acquisition, the Company entered into a senior credit facility with a syndicate of lenders. Our Parent and our domestic subsidiaries guaranteed our obligations under the senior credit facility. The senior credit facility at December 31, 2004 consisted of a $285.0 million term loan facility and a $75.0 million revolving credit facility. This facility was subsequently amended in December 2004. In January 2005, as a stipulation of the December 2004 amendment, we used the net proceeds of their Senior Notes offering of $145.6 million, together with $39.4 million of cash

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on hand, to repay a portion of the indebtedness under the prior $285.0 million term loan facility. As of December 31, 2007, the balance has been fully paid.
     Interest on the term loan facility was payable quarterly in arrears and at December 31, 2006 and 2005, carried an average interest rate of 8.1% and 7.4%, respectively.
     The Company issues letters of credit as a guarantee of payment to third-party vendors in accordance with specified terms and conditions. It also issues letters of credit for various insurance contracts. The revolving credit facility allows for $50.0 million of the $75 million revolving credit facility to be used as collateral for outstanding letters of credit. As of December 31, 2006, $9.3 million of the revolving credit facility was utilized to secure letters of credit.
     Senior Notes. In January 2005, the Company issued $150.0 million of its Senior Notes. The Senior Notes were scheduled to mature on January 15, 2011, and bear interest at the rate of 8 5/8% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year, beginning with the first payment due on July 15, 2005.
     Senior Subordinated Notes. In conjunction with the Acquisition, the Company issued $215.0 million of its Senior Subordinated Notes. The Senior Subordinated Notes mature on December 1, 2010, and bear interest at the rate of 8 1/2% per annum, which is payable semi-annually in arrears on June 1 and December 1 of each year, beginning with the first payment due on June 1, 2004.
NOTE 14. OTHER LONG TERM LIABILITIES
     Other Long Term Liabilities at each respective period consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
	(in thousands)
Fair value of interest rate swap agreements	$5,490	$—
Payable to former shareholders	12,771	—
Liability for unrecognized tax benefits	6,871	—
Rent escalations	9,467	7,734
Other	9,486	3,780

Total	$44,085	$11,514

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. FINANCIAL INSTRUMENTS
     At December 31, 2007 and 2006, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The carrying amount of the senior credit facility and mortgage is considered to approximate fair value since they carry an interest rate that is currently available to the Company for issuance of debt with similar terms and remaining maturities. The Company determined the estimated fair values by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	Successor		Predecessor
	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Cash and cash equivalents	$28,854	$28,854	$24,080	$24,080
Receivables	84,666	84,666	74,827	74,827
Franchise notes receivable	2,473	2,473	5,902	5,902
Accounts payable	101,953	101,953	104,121	104,121
Long term debt	1,086,981	1,065,534	431,356	445,144
NOTE 16. LONG-TERM LEASE OBLIGATIONS
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
     The composition of the Company’s rental expense for all periods presented included the following components:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	March 16-	January 1-
	December 31,	March 15,	Year Ended December 31,
	2007	2007	2006	2005
		(in thousands)
Retail stores:
Rent on long-term operating leases, net of sublease income	$83,867	$20,887	$99,194	$96,952
Landlord related taxes	12,138	2,987	14,920	13,678
Common operating expenses	24,659	6,364	28,143	26,619
Percent rent	9,880	2,863	12,035	9,571

	130,544	33,101	154,292	146,820
Truck fleet	3,441	904	4,295	4,413
Other	6,847	4,031	10,505	10,131

	$140,832	$38,036	$169,092	$161,364

     Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2007 are as follows:

	Company	Franchise
	Retail	Retail		Sublease
	Stores	Stores	Other	Income	Total
	(in thousands)
2008	94,977	25,876	5,672	(25,876)	100,649
2009	72,307	17,657	4,773	(17,657)	77,080
2010	54,376	11,814	4,415	(11,814)	58,791
2011	41,637	7,809	3,475	(7,809)	45,112
2012	26,146	3,227	2,353	(3,227)	28,499
Thereafter	50,582	1,653	2,463	(1,653)	53,045

	$340,025	$68,036	$23,151	$(68,036)	$363,176

NOTE 17. COMMITMENTS AND CONTINGENCIES
Litigation
     The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS 5. The Company believes that the amount of any potential liability resulting from these actions, when taking into consideration their general and product liability coverage, including indemnification obligations of third-party manufacturers, and the indemnification provided by Numico under the purchase agreement entered into in connection with the Numico Acquisition, will not have a material adverse impact on the Company’s business or financial condition. However, if the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on the Company’s financial condition and operating results.
     As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to them, it is possible that current and future product liability claims could have a material adverse impact on its financial condition and operating results. The Company currently maintains product liability insurance with a deductible/retention of $2.0 million per claim with an aggregate cap on retained loss of $10.0

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as additional insured under most of such parties’ insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.
       Ephedra (Ephedrine Alkaloids). As of February 29, 2008, the Company has been named as a defendant in 2 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.
       Pro-Hormone/Androstenedione Cases. The Company is currently defending against five lawsuits (the “Andro Actions”) relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). These five lawsuits were filed in California, New Jersey, Pennsylvania, and Florida.
       In each of the five cases, plaintiffs have sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased certain nutritional supplements from the Company alleged to contain one or more Andor Products.
       On April 17 and 18, 2006, the Company filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. At the same time, the Company filed motions seeking to transfer each of the Andro Actions to the United States District Court for the Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying them with Andro Products, and to whom they sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), filed bankruptcy. The Company was successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the United States District Court for the Southern District of New York based on bankruptcy jurisdiction. The California case was not removed and remains pending in state court.
       Following the conclusion of the MuscleTech Bankruptcy case, plaintiffs, in September 2007, filed a stipulation dismissing all claims related to the sale of MuscleTech products in the four cases currently pending in the Southern District of New York (New Jersey, New York, Pennsylvania, and Florida). Additionally, plaintiffs have filed motions with the Court to remand these actions to their respective state courts, asserting that the federal court is divested of jurisdiction because the MuscleTech bankruptcy action is no longer pending. The motions to remand remain pending before the District Court. A more detailed description, listed by original stated court proceeding and current style, follows:
•	Harry Rodriguez v. General Nutrition Companies, Inc. (previously pending in the Supreme Court of the State of New York, New York County, New York, Index No. 02/126277 and currently styled

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Harry Rodriguez, individually and on behalf of all others similarly situated, v. General Nutrition Companies, Inc. Case No. 1:06-cv-02987-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 6, 2002, alleged claims for unjust enrichment, violation of General Business Law Section 349 (misleading and deceptive trade practices), and violation of General Business Law Section 350 (false advertising). On July 2, 2003, the court granted part of the GNC motion to dismiss and dismissed the unjust enrichment cause of action. On January 4, 2006, the court conducted a hearing on the GNC motion for summary judgment and plaintiffs’ motion for class certification, both of which remain pending.
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

•
Shawn Brown, Ozan Cirak, Thomas Hannon, and Luke Smith v. General Nutrition Companies, Inc. (previously pending in the 15th Judicial Circuit Court, Palm Beach County, Florida, Index. No. CA-02-14221AB and currently styled Shawn Brown, Ozan Cirak, Thomas Hannon and Like Smith, each individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc., Case No. 1:07-cv-06356-UA, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about November 27, 2002, alleged claims for violations of the Florida Deceptive and Unfair Trade Practices Act, unjust enrichment, and violation of Florida Civil Remedies for Criminal Practices Act. These claims remain pending.

•
Andrew Toth v. General Nutrition Companies, Inc., et al. (previously pending in the Common Pleas Court of Philadelphia County, Philadelphia, Class Action No. 02-703886 and currently styled Andrew Toth and Richard Zatta, each individually and on behalf of all others similarly situated v. Bodyonics, LTD, d/b/a Pinnacle and General Nutrition Companies, Inc., Case No. 1:06-cv-02721-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 8, 2003, alleged claims for violations of the Unfair Trade Practices and Consumer Protection Law, and unjust enrichment. The court denied the plaintiffs’ motion for class certification, and that order has been affirmed on appeal. Plaintiffs thereafter filed a petition in the Pennsylvania Supreme Court asking that the court consider an appeal of the order denying class certification. The Pennsylvania Supreme Court denied the petition after the case against GNC was removed as described above. The Claims for the violations of the Unfair Trade Practices and Consumer Protection Law and unjust enrichment remain pending.

•
Santiago Guzman, individually, on behalf of all others similarly situated, and on behalf of the general public v. General Nutrition Companies, Inc. (previously pending on the California Judicial Counsel Coordination Proceeding No. 4363, Los Angeles County Superior Court). Plaintiffs filed this putative class action on or about February 17, 2004. The Second Amended Complaint, filed on or about November 27, 2006, alleged claims for violations of the Consumers Legal Remedies Act, violation of the Unfair Competition Act, and unjust enrichment. These claims remain pending.

          On January 25, 2008, a mediation was held for the Andro Actions and no resolution was reached.
          Based upon the information available to the Company at the present time, they believe that these matters will not have a material adverse effect upon their business or financial condition. As any liabilities

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that may arise from these cases are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
     Class Action Settlement. Five class action lawsuits were filed against us in the state courts of Alabama, California, Illinois, and Texas with respect to claims that the labeling, packaging, and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denied any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties agreed to a national settlement of the lawsuits, which has been approved by the court. Notice to the class has been published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC Gold Card members. Each person who purchased the third-party product and who is part of the class and who presented a cash register receipt or original product packaging will receive a cash reimbursement equal to the retail price paid, net of sales tax. Class members who purchased the product, but who do not have a cash register receipt or original product packaging, were given an opportunity to submit a signed affidavit that would then entitle them to receive one or more coupons. The deadline for submission of register receipts, original product packaging, or signed affidavits, was January 5, 2007. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period from the date of issuance. The Company also agreed to donate 100,000 coupons to the United Way. In addition to the cash reimbursements and coupons, as part of the settlement the Company paid legal fees of approximately $1.0 million and incurred advertising and postage costs of approximately $0.4 million in 2006. Additionally, as of June 30, 2007, an accrual of $0.3 million existed for additional advertising and postage costs related to the notification letters. The deadline for class members to opt out of the settlement class or object to the terms of the settlement was July 6, 2006. A final fairness hearing took place on January 27, 2007. As of February 29, 2008, there had been 651 claims forms submitted. Due to the uncertainty that exists as to the extent of future sales to the purchasers, the coupons are an incentive for the purchasers to buy products or services from the Company (at a reduced gross margin). Accordingly, the Company will recognize the settlement by reducing revenue in future periods when the purchasers utilize the coupons.
     Franklin Publications. On October 26, 2005, General Nutrition Corporation, a wholly owned subsidiary of the Company was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The case was subsequently removed to the United States District Court for the Southern District of Ohio, Eastern Division. At the end of February 2008, the case was settled. The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin was seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary had interfered with Franklin’s business relationships with the advertisers in the publications, who were primarily GNC vendors, and has been unjustly enriched. The Company believes that the settlement will not have a material adverse affect on their business or financial condition.
     Wage and Hour Claim. On August 11, 2006, the Company and General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, were sued in federal district court for the District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Counsel for the plaintiffs contends that the Company and General Nutrition Corporation improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. In May 2007, the parties entered in to a settlement of the claims, which is subject to court approval. On or about July 3, 2007, the Company sent a notice to all potential claimants, who may then elect to opt in to the settlement. While the actual settlement amount will be based on the number of claimants who actually opt in to participate in the settlement, if approved by the court, the

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
settlement contemplates a maximum total payment by the Company of $1.9 million if all potential claimants opt in. Based on the number of actual opt-ins, the total amount paid in the third quarter of 2007 to the class is approximately $0.1 million. In addition, the Company paid the plaintiffs counsel and agreed amount of $0.7 million for attorney’s fees following approval by the court of the settlement. On July 23, 2007, the court approved the settlement of claims as fair, reasonable, and adequate and entered its Order of Approval. The total amount paid to the class approximated $0.1 million. Final Judgment was entered by the Court on December 18, 2007 disposing of the claims of the opt-in plaintiffs.
     California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the United States District Court for the Central district of California. Plaintiffs purport to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of GNC throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that GNC failed to pay them split shift and overtime compensation to which they were entitled to under California law. We intend to vigorously oppose class certification. Based on the information available to the Company at the present time, they believe that this matter will not have a material adverse effect upon their business or financial condition.
Commitments
     The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled of approximately $35.8 million. The future purchase commitments consisted of $10.0 million of advertising and inventory commitments, $13.8 million management services agreement and bank fees and $12.0 million related to future litigation costs. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.
Contingencies
     Due to the nature of the Company’s business operations having a presence in multiple taxing jurisdictions, the Company periodically receives inquiries and/or audits from various state and local taxing authorities. Any probable and reasonably estimated liabilities that may arise from these inquiries have been accrued and reflected in the accompanying financial statements. In conjunction with the Acquisition by Apollo Funds V, certain other contingencies will be indemnified by Numico. These indemnifications include certain legal costs associated with certain identified cases as well as any tax costs, including audit settlements, that would be for liabilities incurred prior to December 5, 2003.
NOTE 18. STOCKHOLDER’S EQUITY
     At December 31, 2007 there were 100 shares of Common Stock, par value $.01 per share, outstanding. All of our outstanding stock was owned by our Parent at December 31, 2007.
NOTE 19. STOCK-BASED COMPENSATION PLANS
Stock Options
     The Company adopted SFAS No. 123(R), effective January 1, 2006. The Company selected the modified prospective method, which does not require adjustment to prior period financial statements and measures expected future compensation cost for stock-based awards at fair value on grant date. The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS 123(R), which is consistent with disclosures previously included in prior year financial statements under SFAS 123. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of the date of adoption of SFAS 123(R), the net unrecognized compensation

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cost, after taking into consideration estimated forfeitures, related to options outstanding was $4.4 million. At December 31, 2007 and 2006 the net unrecognized compensation cost was $9.1 million and $4.0 million, respectively, and is expected to be recognized over a weighted average period of approximately 4.6 years and 1.8 years, respectively.
     In 2007, the Board of Directors of the Company of the Parent (the “Board”) and Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the Plan is to enable the Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of our Parent’s Class A common stock reserved and available for the 2007 Plan is 8.4 million shares. On February 12, 2008, the Board approved an additional 2.0 million shares to be made available to 2007 Plan. Stock options under the Plan generally are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from date of grant. As of December 31, 2007 the Company had 6.7 million outstanding stock options under the Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the Plan.
Predecessor
     In 2006, the Board of Directors of the Company and our Parent approved and adopted the GNC Corporation 2006 Omnibus Stock Incentive Plan (the “2006 Plan”). In 2003 the Board approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the 2003 “Plan”). Hereafter, collectively referred to as the (“Plans”). The purpose of the Plans is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plans are available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of our Parent’s Common Stock reserved and available for the 2006 Plan is 3.8 million shares and under the 2003 Plan is 4.0 million shares. Stock options under the Plans generally are granted fair market value, vest over a four-year vesting schedule and expire after seven years from date of grant. As of December 31, 2006 the Company had 4.8 million outstanding stock options under the Plans. If stock options are granted at an exercise price that is less than fair market value at the date of grant, compensation expense is recognized immediately for the intrinsic value. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plans as of December 31, 2006.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table outlines our Parent’s total stock options activity:

		Weighted
		Average	Aggregate
	Total Options	Exercise Price	Intrinsic Value
			(in thousands)
Predecessor
Outstanding at December 31, 2004	4,157,205	$3.52
Granted	2,177,247	3.52
Forfeited	(1,628,049)	3.52

Outstanding at December 31, 2005	4,706,403	$3.52
Granted	562,456	6.56
Exercised	(170,700)	3.52
Forfeited	(285,323)	5.04

Outstanding at December 31, 2006	4,812,836	$3.65	$41,123
Cancellation at March 15, 2007	(4,812,836)

Outstanding at March 15, 2007	—

Successor
Granted	7,607,934	$6.25
Forfeited	(893,442)

Outstanding at December 31, 2007	6,714,492	$6.25	$22,794

Exercisable at December 31, 2007	—	$—	$—

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the period from March 16, 2007 to December 31, 2007 was $1.9 million. For the period from January 1, 2007 to March 15, 2007, the Company recognized total compensation expense of $4.1 million, of which $3.8 million related to the acceleration of the vesting of these options. The Company recorded $47.0 million as a reduction in equity on March 15, 2007 related to the cancellation of these options. For the year ended December 31, 2006 stock-based compensation expense of $2.5 million included $2.3 million of stock option expense recorded as a result of the adoption of SFAS No. 123(R).
     As of December 31, 2007 and 2006, the weighted average remaining contractual life of outstanding options was 9.2 years and 4.8 years, respectively. At December 31, 2006, the weighted average remaining contractual life of exercisable options was 4.5 years. The weighted average fair value of options granted during 2007, 2006, and 2005 was $1.61, $3.74, and $4.48, respectively. The amount of cash received from the exercise of stock options for the year ended December 31, 2006 was $0.6 million and the related tax benefit was $0.2 million.
     As stated above, SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions. The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options through December 31, 2007 and 2006 option term has been estimated by considering both the vesting period, which is typically for the successor and predecessor plans, five and four years, respectively, and the contractual term of ten and seven years, respectively. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made as of December 31, 2007 and 2006 were as follows:

	2007	2006	2005
Dividend yield	0.00%	0.00%	0.00%
Expected option life	7.5 years	5 years	5 years
Volatility factor percentage of market price	23.00% - 25.00%	22.00%	24.00%
Discount rate	4.16% - 4.96%	4.47% - 5.10%	3.84% - 4.35%
     As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Had compensation costs for stock options been determined using the fair market value method of SFAS No. 123, the effect on net income for the year ended December 31, 2005 would have been as follows:

Year ended
December 31,
2005
(in thousands)
Net income as reported	$18,666
Add: total stock-based employee compensation costs determined using intrinsic value method, net of tax	399
Less: total stock-based employee compensation costs determine using fair value method, net of tax	(1,294)

Adjusted net income	$17,771

NOTE 20. SEGMENTS
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table represents key financial information of the Company’s business segments:

	Successor	Predecessor
	March 16 -	January 1 -	Year Ended	Year Ended
	December 31,	March 15,	December 31,	December 31,
	2007	2007	2006	2005
		(in thousands)
Revenue:
Retail	$909,264	$259,313	$1,122,670	$989,493
Franchise	193,896	47,237	232,289	212,750
Manufacturing/Wholesale:
Intersegment (1)	133,051	35,477	170,310	163,847
Third Party	119,827	23,279	132,157	115,465

Sub total Manufacturing/Wholesale	252,878	58,756	302,467	279,312
Sub total segment revenues	1,356,038	365,306	1,657,426	1,481,555
Intersegment elimination (1)	(133,051)	(35,477)	(170,310)	(163,847)

Total revenue	$1,222,987	$329,829	$1,487,116	$1,317,708

(1) Intersegment revenues are eliminated from consolidated revenue.

Operating income (loss):
Retail	$106,448	$28,249	$127,444	$77,191
Franchise	55,000	14,518	64,060	51,976
Manufacturing/Wholesale	38,915	10,267	51,040	45,960
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(40,697)	(10,667)	(50,706)	(49,986)
Corporate costs	(52,560)	(26,739)	(91,466)	(55,016)
Merger-related costs	—	(34,603)	—	—
Other (expense) income	—	—	(1,203)	2,500

Sub total unallocated corporate and other (costs) income	(93,257)	(72,009)	(143,375)	(102,502)

Total operating income (loss)	107,106	(18,975)	99,169	72,625

Interest expense, net	75,522	43,036	39,568	43,078

Income before income taxes	31,584	(62,011)	59,601	29,547

Income tax expense	12,600	(10,697)	22,226	10,881

Net income	$18,984	$(51,314)	$37,375	$18,666

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor
	March 16 -	January 1 -	Year Ended	Year Ended
	December 31,	March 15,	December 31,	December 31,
	2007	2007	2006	2005
		(in thousands)
Depreciation and amortization:
Retail	$14,806	$4,114	$22,143	$24,313
Franchise	4,025	365	1,837	1,889
Manufacturing / Wholesale	7,014	1,714	8,364	8,414
Corporate / Other	4,144	1,182	6,834	6,420

Total depreciation and amortization	$29,989	$7,375	$39,178	$41,036

Capital expenditures:
Retail	$18,347	$4,778	$15,440	$11,657
Franchise	4	—	—	—
Manufacturing / Wholesale	6,694	285	5,933	6,033
Corporate / Other	3,806	630	2,473	3,135

Total capital expenditures	$28,851	$5,693	$23,846	$20,825

Total assets
Retail	$1,242,999	$472,131	$485,153	$441,364
Franchise	476,685	273,348	275,530	290,092
Manufacturing / Wholesale	426,250	129,438	133,899	148,445
Corporate / Other	93,698	106,348	74,203	145,739

Total assets	$2,239,632	$981,265	$968,785	$1,025,640

Geographic areas
Total revenues:
United States	$1,156,806	$314,804	$1,413,650	$1,255,468
Foreign	66,181	15,025	73,466	62,240

Total revenues	$1,222,987	$329,829	$1,487,116	$1,317,708

Long-lived assets:
United States	$189,416	$181,617	$171,609	$185,541
Foreign	6,526	3,323	3,223	4,055

Total long-lived assets	$195,942	$184,940	$174,832	$189,596

     The following table represents sales by general product category. The category “Other” includes other wellness products sales from the Company’s point of sales system and certain required accounting adjustments of ($0.6) million for the period from January 1 to March 15, 2007, $5.0 million for the period from March 16 to December 31, 2007, $0.1 million for 2006, $3.0 million for 2005, and sales from www.gnc.com of $6.7 million for the period from January 1 to March 15, 2007, $21.6 million for the period from March 16 to December 31, 2007, and $17.1 million for 2006.

	Successor	Predecessor
	Period	Period
	March 16-	January 1-
	December	March 15,	Year ended December 31,
	2007	2007	2006	2005
		(in thousands)
U.S Retail Product Categories:
VMHS	$335,521	$96,190	$415,344	$377,699
Sports Nutrition Products	291,069	85,566	369,731	330,308
Diet and Weight Management Products	116,772	35,652	158,693	135,219
Other Wellness Products	99,721	26,880	111,140	90,800

Total U.S. Retail revenues	843,083	244,288	1,054,908	934,026
Canada retail revenues (1)	66,181	15,025	67,762	55,467

Total Retail Revenue	$909,264	$259,313	$1,122,670	$989,493

(1)	Product sales for Canda are managed in local currency, therefore the total results are reflected in this table.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In addition to the Retail product categories discussed above, Franchise revenues are primarily generated from (1) product sales to franchisees, (2) royalties from franchise retail sales and (3) franchise fees, and Manufacturing/ Wholesale sales are generated from sales of manufactured products to third parties, primarily in the VMHS product category.
NOTE 21. FRANCHISE REVENUE
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
     Once the franchised store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is renewed. The Company recognized initial franchise fees of $1.4 million for the period March 16 to December 31, 2007, $0.3 million for the period from January 1 to March 15, 2007, $1.5 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively.
The following is a summary of our franchise revenue by type:

	Successor	Predecessor
	March 16 -	January 1 -
	December 31,	March 15,	Year ended December 31,
	2007	2007	2006	2005
			(in thousands)
Product sales	$160,665	$38,409	$191,707	$173,427
Royalties	25,990	7,102	32,641	31,380
Franchise fees	3,013	810	3,532	3,565
Other	4,228	916	4,409	4,378

Total franchise revenue	$193,896	$47,237	$232,289	$212,750

NOTE 22. SUPPLEMENTAL CASH FLOW INFORMATION
     The Company remitted cash payments for federal and state income taxes of $1.2 million, $23.2 million, and $2.9 million for the period January 1 to March 15, 2007, and for the years ended December 31, 2006 and 2005, respectively. The Company received cash refunds of $19.7 million, net of tax payments for the period March 16 to December 31, 2007.
     The Company remitted cash payments for interest expense related to outstanding debt of $38.7 million, $56.8 million, $40.2 million and $32.7 million for the period from January 1 to March 15, 2007, the period from March 16 to December 31, 2007, and for the years ended December 31, 2006 and 2005, respectively.
NOTE 23. RETIREMENT PLANS
     The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1,000 hours of service are eligible to participate in the plan. The plan provides for

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
employee contributions of 1% to 80% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions upon the employee meeting the eligibility requirements. The contribution match was temporarily suspended as of June 30, 2003, and was reinstated in January 2004. Effective April 1, 2005, the Company match consists of both a fixed and a discretionary match. The fixed match is 50% on the first 3% of the salary that an employee defers and the discretionary match could be up to an additional 100% match on the 3% deferral. A discretionary match can be approved at any time by the Company.
     An employee becomes vested in the Company match portion as follows:

Percent
Years of Service	Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%
     The Company made cash contributions of $0.3 million for the period January 1 to March 15, 2007, $0.9 million for the period March 16 to December 31, 2007, $1.2 million, and $1.4 million for the years ended December 31, 2006 and 2005, respectively. In addition, the Company made a discretionary match for the 2006 plan year of $1.2 million made in February 2007 and will make a discretionary match for the 2007 plan year of $0.6 million in March 2008.
     The Company has a Non-qualified Executive Retirement Arrangement Plan that covers key employees. Under the provisions of this plan, certain eligible key employees are granted cash compensation, which in the aggregate was not significant for any year presented.
     The Company has a Non-qualified Deferred Compensation Plan that provides benefits payable to certain qualified key employees upon their retirement or their designated beneficiaries upon death. This plan allows participants the opportunity to defer pretax amounts ranging from 2% to 100% of their base compensation plus bonuses. The plan is funded entirely by elective contributions made by the participants. The Company has elected to finance any potential plan benefit obligations using corporate owned life insurance policies. As of December 31, 2007, plan assets approximated plan liabilities.
NOTE 24. RELATED PARTY TRANSACTIONS
     Successor:
     Management Services Agreement. Upon consummation of the Merger, the Company entered into a services agreement with its Parent, GNC Acquisition Holdings Inc (“Holdings”). Under the agreement, Holdings agreed to provide the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The company agreed to provide customary indemnifications to Holdings and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Holdings for services rendered in connection with the Merger. As of December 31, 2007, $1.2 million had been paid pursuant to this agreement.
     Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, of which various Ares fund portfolios, which are related to the one of our sponsors, are investors. As of December 31, 2007, certain affiliates of Ares Management LLC held approximately $64.5 million of term loans under the Company’s 2007 Senior Credit Facility.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION
     As of December 31, 2007 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by GNC Corporation and the Company’s direct and indirect domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company and rank secondary to the Company’s 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on an non collateralized basis by all of its existing and future material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by certain of its domestic subsidiaries and rank secondary to its 2007 Senior Credit Facility and Senior Toggle Notes. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates and are the same as the guarantors for the 2007 Senior Credit Facility. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company. The guarantees are full and unconditional and joint and several.
     Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of December 31, 2007, December 31, 2006 and December 31, 2005, the period from March 16, 2007 to December 31, 2007, and the period ended March 15, 2007. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$26,090	$2,764	$—	$28,854
Receivables, net	128	84,253	285	—	84,666
Intercompany receivables	—	79,441	—	(79,441)	—
Inventories, net	—	311,655	22,494	—	334,149
Other current assets	251	45,694	4,558	—	50,503

Total current assets	379	547,133	30,101	(79,441)	498,172

Goodwill	—	625,869	401	—	626,270
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	166,440	24,408	—	190,848
Investment in subsidiaries	1,742,216	9,684	—	(1,751,900)	—
Other assets	26,378	186,745	—	(8,781)	204,342

Total assets	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

Current liabilities
Current liabilities	$20,015	$205,433	$14,636	$—	$240,084
Intercompany payables	66,359	—	13,082	(79,441)	—

Total current liabilities	86,374	205,433	27,718	(79,441)	240,084

Long-term debt	1,070,434	23	17,274	(8,781)	1,078,950
Deferred tax liabilities	(2,051)	269,839	—	—	267,788
Other long-term liabilities	5,491	38,360	234	—	44,085

Total liabilities	1,160,248	513,655	45,226	(88,222)	1,630,907
Total stockholder’s equity (deficit)	608,725	1,742,216	9,684	(1,751,900)	608,725

Total liabilities and stockholder’s equity (deficit)	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
December 31, 2006	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$20,469	$3,611	$—	$24,080
Receivables, net	3,636	71,053	138	—	74,827
Intercompany receivables	—	71,585	—	(71,585)	—
Inventories, net	—	304,340	15,042	—	319,382
Other current assets	213	42,231	4,192	—	46,636

Total current assets	3,849	509,678	22,983	(71,585)	464,925

Goodwill	—	80,592	430	—	81,022
Brands	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	148,948	19,760	—	168,708
Investment in subsidiaries	784,757	7,525	—	(792,282)	—
Other assets	12,475	38,435	—	(8,780)	42,130

Total assets	$801,081	$994,178	$46,173	$(872,647)	$968,785

Current liabilities
Current liabilities	$4,421	$198,044	$12,885	$—	$215,350
Intercompany payables	64,609	—	6,976	(71,585)	—

Total current liabilities	69,030	198,044	19,861	(71,585)	215,350

Long-term debt	419,720	—	18,650	(8,780)	429,590
Other long-term liabilities	—	11,377	137	—	11,514

Total liabilities	488,750	209,421	38,648	(80,365)	656,454
Total stockholder’s equity (deficit)	312,331	784,757	7,525	(792,282)	312,331

Total liabilities and stockholder’s equity (deficit)	$801,081	$994,178	$46,173	$(872,647)	$968,785

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$1,158,143	$75,180	$(10,336)	$1,222,987

Cost of sales, including costs of warehousing, distribution and occupancy	—	770,261	54,313	(10,336)	814,238

Gross profit	—	387,882	20,867	—	408,749

Compensation and related benefits	—	183,901	11,891	—	195,792
Advertising and promotion	—	34,560	502	—	35,062
Other selling, general and administrative	1,356	67,315	2,542	—	71,213
Subsidiary (income) expense	(24,467)	(2,612)	—	27,079	—
Other (income) expense	—	(77)	(347)	—	(424)

Operating income (loss)	23,111	104,795	6,279	(27,079)	107,106

Interest expense, net	7,080	67,611	831	—	75,522

Income (loss) before income taxes	16,031	37,184	5,448	(27,079)	31,584

Income tax (benefit) expense	(2,953)	12,717	2,836	—	12,600

Net income (loss)	$18,984	$24,467	$2,612	$(27,079)	$18,984

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$314,632	$17,489	$(2,292)	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	—	201,973	12,494	(2,292)	212,175

Gross profit	—	112,659	4,995	—	117,654

Compensation and related benefits	—	61,615	2,696	—	64,311
Advertising and promotion	—	20,435	38	—	20,473
Other selling, general and administrative	86	17,514	(204)	—	17,396
Subsidiary (income) expense	(12,958)	(1,581)	—	14,539	—
Other (income) expense	34,603	—	(154)	—	34,449

Operating income (loss)	(21,731)	14,676	2,619	(14,539)	(18,975)

Interest expense, net	42,981	(539)	594	—	43,036

Income (loss) before income taxes	(64,712)	15,215	2,025	(14,539)	(62,011)

Income tax (benefit) expense	(13,398)	2,257	444	—	(10,697)

Net income (loss)	$(51,314)	$12,958	$1,581	$(14,539)	$(51,314)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2006	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$1,413,308	$84,405	$(10,597)	$1,487,116

Cost of sales, including costs of warehousing, distribution and occupancy	—	932,705	61,422	(10,597)	983,530

Gross profit	—	480,603	22,983	—	503,586

Compensation and related benefits	—	247,314	13,511	—	260,825
Advertising and promotion	—	50,078	667	—	50,745
Other selling, general and administrative	5,142	83,854	3,314	—	92,310
Subsidiary (income) expense	(43,224)	(1,807)	—	45,031	—
Other (income) expense	—	(52)	589	—	537

Operating income (loss)	38,082	101,216	4,902	(45,031)	99,169

Interest expense, net	3,856	34,457	1,255	—	39,568

Income (loss) before income taxes	34,226	66,759	3,647	(45,031)	59,601

Income tax (benefit) expense	(3,149)	23,535	1,840	—	22,226

Net income (loss)	$37,375	$43,224	$1,807	$(45,031)	$37,375

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2005	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$1,255,357	$72,898	$(10,547)	$1,317,708

Cost of sales, including costs of warehousing, distribution and occupancy	—	855,900	53,387	(10,547)	898,740

Gross profit	—	399,457	19,511	—	418,968

Compensation and related benefits	—	216,437	12,189	—	228,626
Advertising and promotion	—	44,179	482	—	44,661
Other selling, general and administrative	1,923	72,657	1,531	—	76,111
Subsidiary (income) expense	(24,185)	(3,067)	—	27,252	—
Other income	—	(2,441)	(614)	—	(3,055)

Operating income (loss)	22,262	71,692	5,923	(27,252)	72,625

Interest expense, net	6,715	34,788	1,575	—	43,078

Income (loss) before income taxes	15,547	36,904	4,348	(27,252)	29,547

Income tax (benefit) expense	(3,119)	12,719	1,281	—	10,881

Net income (loss)	$18,666	$24,185	$3,067	$(27,252)	$18,666

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$1,567	$80,795	$5,551	$87,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(25,098)	(3,753)	(28,851)
Investment/distribution	40,878	(40,878)	—	—
Acquisition of the Company	(1,642,061)	—	—	(1,642,061)
Other investing	—	(412)	—	(412)

Net cash used in investing activities	(1,601,183)	(66,388)	(3,753)	(1,671,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(314)	—	—	(314)
Issuance of new equity	552,291	—	—	552,291
Borrowings from new senior credit facility	675,000	—	—	675,000
Proceeds from issuance of new senior sub notes	110,000	—	—	110,000
Proceeds from issuance of new senior notes	297,000	—	—	297,000
Financing fees	(29,298)	—	—	(29,298)
Other financing	(5,063)	4,124	(958)	(1,897)

Net cash provided by (used in) financing activities	1,599,616	4,124	(958)	1,602,782

Effect of exchange rate on cash	—	—	(29)	(29)

Net increase in cash	—	18,531	811	19,342

Beginning balance, cash	—	7,559	1,953	9,512

Ending balance, cash	$—	$26,090	$2,764	$28,854

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES:	$(43,103)	$(3,102)	$(583)	$(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,117)	(576)	(5,693)
Investment/distribution	—	—	—	—
Other investing	—	(555)	—	(555)

Net cash used in investing activities	—	(5,672)	(576)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from selling shareholders	463,393	—	—	463,393
Redemption of 8 5/8% senior notes	(150,000)	—	—	(150,000)
Redemption of 8 1/2% senior notes	(215,000)	—	—	(215,000)
Payment of 2003 senior credit facility	(55,290)	—	—	(55,290)
Other financing	—	(4,136)	(334)	(4,470)

Net cash provided by (used in) financing activities	43,103	(4,136)	(334)	38,633

Effect of exchange rate on cash	—	—	(165)	(165)

Net decrease in cash	—	(12,910)	(1,658)	(14,568)

Beginning balance, cash	—	20,469	3,611	24,080

Ending balance, cash	$—	$7,559	$1,953	$9,512

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2006	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$71,117	$3,456	$74,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(22,171)	(1,675)	(23,846)
Investment/distribution	111,105	(111,105)	—	—
Other investing	—	412	—	412

Net cash provided by (used in) investing activities	111,105	(132,864)	(1,675)	(23,434)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in GNC Corporation investment in General Nutrition Centers, Inc	(18,618)	—	—	(18,618)
Restricted payment made to GNC Corporation shareholders	(49,934)	—	—	(49,934)
Payments on long-term debt	(40,879)	—	(1,095)	(41,974)
Other financing	(1,674)	(927)	—	(2,601)

Net cash used in financing activities	(111,105)	(927)	(1,095)	(113,127)

Effect of exchange rate on cash	—	—	55	55

Net (decrease) increase in cash	—	(62,674)	741	(61,933)

Beginning balance, cash	—	83,143	2,870	86,013

Ending balance, cash	$—	$20,469	$3,611	$24,080

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2005	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$4,710	$57,720	$1,756	$64,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(20,626)	(199)	(20,825)
Investment/distribution	36,882	(36,882)	—	—
Other investing	—	(710)	—	(710)

Net cash provided by (used in) investing activities	36,882	(58,218)	(199)	(21,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation return of capital from General Nutrition Centers, Inc	(901)	—	—	(901)
Payments on long-term debt — third parties	(185,981)	—	(1,033)	(187,014)
Proceeds from senior notes issuance	150,000	—	—	150,000
Other financing	(4,710)	919	—	(3,791)

Net cash (used in) provided by financing activities	(41,592)	919	(1,033)	(41,706)

Effect of exchange rate on cash	—	—	(93)	(93)

Net increase in cash	—	421	431	852

Beginning balance, cash	—	82,722	2,439	85,161

Ending balance, cash	$—	$83,143	$2,870	$86,013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective at the reasonable assurance level.
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
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.
     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
     The following table sets forth certain information regarding our directors and executive officers as of February 15, 2008.

Name	Age	Position
Joseph Fortunato	54	Director and Chief Executive Officer

Beth J. Kaplan	49	Director, President and Chief Merchandising and Marketing Officer

Gerald J. Stubenhofer, Jr.	38	Senior Vice President, Chief Legal Officer, and Secretary

Tom Dowd	44	Executive Vice President of Store Operations and Development

J. Kenneth Fox	57	Senior Vice President and Treasurer

Darryl Green	47	Senior Vice President of Domestic Franchising

Lee Karayusuf	57	Senior Vice President of Distribution and Transportation

Michael Locke	62	Senior Vice President of Manufacturing

Guru Ramanathan	44	Senior Vice President of Scientific Affairs

Anthony Phillips	40	Senior Vice President of Business Analysis

Reginald N. Steele	62	Senior Vice President of International Franchising

Joseph J. Weiss	42	Senior Vice President of Merchandising

Richard Oprison	40	Senior Vice President of Marketing

Norman Axelrod	55	Chairman of the Board of Directors

David B. Kaplan	40	Director

Jeffrey B. Schwartz	33	Director

Lee Sienna	56	Director

Josef Prosperi	38	Director

Michele J. Buchignani	44	Director

Richard D. Innes	68	Director

Carmen Fortino	49	Director

     Joseph Fortunato currently serves as our Chief Executive Officer. In November 2005, Mr. Fortunato became President and Chief Executive Officer of General Nutrition Companies, Inc. Mr. Fortunato served as Senior Executive Vice President and Chief Operating Officer from June 2005 until November 2005. Beginning in November 2001 until June 2005, Mr. Fortunato served as Executive Vice President and Chief Operating Officer of General Nutrition Companies, Inc. From October 2000 until November 2001, he served as its Executive Vice President of Retail Operations and Store Development. Mr. Fortunato began his employment with General Nutrition Companies, Inc. in October 1990 and has held various positions, including Senior Vice President of Financial Operations from 1997 to 1998, and Director of Financial Operations from 1990 to 1997. From 1984 to 1988, Mr. Fortunato was President of Fortunato & Associates Financial Consulting Group. From 1975 to 1984, Mr. Fortunato was the Controller of Motor Coils Manufacturing Company, a manufacturer of traction motors for locomotives and oil drilling rigs.

     Beth Kaplan became one of our directors in February 2008.   Additionally, Ms. Kaplan has served as our President and Chief Marketing and Merchandising Officer since January 2008.  From March 2005 to December 2007, Ms. Kaplan served as Managing Member for Axcel Partners, LLC, a venture capital firm.  From June 2002 to March 2005, Ms. Kaplan was Executive Vice President of Bath & Body Works. Ms. Kaplan also serves on the Board of Directors of Blackboard Inc.

     Gerald J. Stubenhofer, Jr. became our Senior Vice President, Chief Legal Officer and Secretary in September 2007. From January 2005 to September, 2007, Mr. Stubenhofer worked at the law firm of McGuireWoods, LLP as a Partner and member of the Complex Commercial Litigation Department. From April 2002 to January 2005, Mr. Stubenhofer worked at McGuireWoods, LLP as an Associate. From June 1997 to November 1999, Mr. Stubenhofer served as our Assistant General Counsel.
     Tom Dowd became Executive Vice President of Store Operations and Development in May 2007 (retroactive to April 2007) having served as Senior Vice President and General Manager of Retail Operations of General Nutrition Corporation since December 2005 and as Senior Vice President of Stores since March 2003. From March 2001 until March 2003, Mr. Dowd was President of Healthlabs, LLC, an unaffiliated contract supplement manufacturing and product consulting company. From May 2000 until March 2001, Mr. Dowd was Senior Vice President of Retail Sales and was Division Three Vice President of General Nutrition Corporation from December 1998 to May 2000.
     J. Kenneth Fox became our Senior Vice President and Treasurer in December 2006. Previously, he served as our Vice President and Treasurer since June 1997. Mr. Fox began his employment with GNC as Manager of Corporate Accounting in July 1985 and has served in various Accounting and Finance positions, including Manager Accounting/Budgets, Assistant Corporate Controller, and Assistant Treasurer.
     Darryl Green became Senior Vice President, Domestic Franchising of GNC Franchising, LLC in August 2005. From November 2003 through July 2005, Mr. Green served as our Division Vice President for the Southeast. From July 2001 until November 2003, he consulted in the supplement and nutrition industry and was a member of the board of directors of Health Nutrition Systems Inc. in West Palm Beach, Florida. From June 1999 until June 2001, Mr. Green was our Vice President of Retail Sales.
     Lee Karayusuf became Senior Vice President of Distribution and Transportation of General Nutrition Companies, Inc. in December 2000 with additional responsibility for its then affiliates, Rexall Sundown and Unicity. Mr. Karayusuf served as Manager of Transportation of General Nutrition Companies, Inc. from December 1991 until March 1994 and Vice President of Transportation and Distribution from 1994 until December 2000.
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
     Anthony Phillips became our Senior Vice President of Business Analysis in December 2006, having previously served as Vice President, Business Analysis from December 2005 to December 2006. From September 2003 to December 2005, Mr. Phillips served as Senior Director Merchandise Planning and Analysis, and from October 2000 to September 2003 he served as Senior Director, Retail Analysis. Mr. Phillips first joined GNC in March 1993 as an analyst in our merchandising and sales department.
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
      Guru Ramanathan Ph.D., became our Senior Vice President of Product and Package Innovation in February 2008, having previously served as Senior Vice President of Scientific Affairs since April 2007 and Vice President of Scientific Affairs since December 2003. Dr. Ramanathan began his employment as Medical Director of General Nutrition Corporation in April 1998. Between August 2000 and December 2003, he also provided scientific and clinical trials oversight for the North American subsidiaries of Royal Numico, the former parent company of General Nutrition Corporation. Prior to joining General Nutrition Corporation, Dr. Ramanathan worked as Medical Director and Secretary for the Efamol subsidiary of Scotia Pharmaceuticals in Boston. Between 1984 and 1998, in his capacity as a pediatric dentist and dental surgeon, Dr. Ramanathan held various industry consulting and management roles, as well as clinical, research and teaching appointments in Madras, India, and Tufts University and New England Medical Center in Boston, Massachusetts.
     Joseph J. Weiss became Senior Vice President of Merchandising in May 2006, after having served as Vice President of our diet and energy category since February 2005 and previously as Vice President of our VMHS category since January 2003. From 1997 to January 2003, Mr. Weiss was employed by Henkel Corporation, currently known as Cognis Corporation, where he managed branded raw ingredients and developed sales and marketing programs for leading supplement manufacturers. From 1992 to 1997, Mr. Weiss was employed by General Nutrition Companies, Inc. where he managed several product categories.
     Richard C. Oprison became Senior Vice President of Marketing in October 2007.  From 2005 until 2007, Mr. Oprison was Vice President of Marketing for Education Management Corporation.  At EDMC, Mr. Oprison led all North American marketing activities for The Art Institutes, a $900 million system of 36 design and culinary colleges.  Prior to joining EDMC, Mr. Oprison held various senior marketing and brand management positions at Blattner Brunner Advertising, Online-Choice.com, and SmithKline Beecham.
     Norman Axelrod became Chairman of our Board of Directors in March 2007 upon consummation of the March 2007 Merger. Mr. Axelrod was Chief Executive Officer and Chairman of the Board of Directors of Linens ‘n Things, Inc. until its acquisition in February 2006. Mr. Axelrod joined Linens ‘n Things as Chief Executive Officer in 1988 and was elected to the additional position of Chairman of the Board in 1997. From 1976 to 1988, Mr. Axelrod held various management positions at Bloomingdale’s, ending with Senior Vice President, General Merchandise Manager. Mr. Axelrod also serves on the Boards of Directors of Maidenform Brands, Inc. and Jaclyn, Inc.
     David B. Kaplan became one of our directors in March 2007 upon consummation of the March 2007 Merger. Mr. Kaplan is a Senior Partner in the Private Equity Group of Ares Management. In April 2003, Mr. Kaplan joined Ares from Shelter Capital Partners, LLC. From 1991 to 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P., and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo, Mr. Kaplan was a member of the Investment Banking Department of Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves as the Chairman of the Boards of Directors of both Maidenform Brands, Inc. and TPEP Holdings, Inc. (Tinnerman Palnut Engineered Products), Co-Chairman of the Board of Directors of Orchard Supply Hardware Stores Corporation, as well as a member of the Board of Directors of Anchor Blue Retail Group. Mr. Kaplan also serves on the Board of Governors of Cedars-Sinai Medical Center and is a Trustee, Treasurer and Chairman of the Investment Committee of the Center for Early Education. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma from the University of Michigan School of Business Administration with a BBA concentrating in finance.
     Jeffrey B. Schwartz became one of our directors in March 2007 upon consummation of the March 2007 Merger. Mr. Schwartz joined Ares Management in 2004 as Vice President in the Private Equity Group and has been a Principal in the Private Equity Group since 2007. From 2000 to 2004, Mr. Schwartz was an investment banker at Lehman Brothers and prior to that, he was an investment banker at the Wasserstein Perella Group. Mr. Schwartz also serves on the Boards of Directors of TPEP Holdings, Inc. (Tinnerman Palnut Engineered Products), and White Energy Inc.
     Lino (Lee) Sienna became one of our directors in March 2007 upon consummation of the March 2007 Merger. Since 2002, Mr. Sienna has been Vice President, Private Capital of Ontario Teachers’

Pension Plan Board. From 1998 to 2002, Mr. Sienna was partner at Calcap Corporate Finance Limited, a consulting firm specializing in mergers and acquisitions. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development for companies in the beverage, food and entertainment industries. Mr. Sienna also serves on the Board of Directors of ALH Holding Inc., AOT Bedding Holdings Corporation, Easton-Bell Sports Inc. and GCAN Insurance Company. Mr. Sienna is also a Chartered Accountant and a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from the Rotman School at the University of Toronto.
     Josef Prosperi became one of our directors in March 2007 upon consummation of the March 2007 Merger. Mr. Prosperi has been a Director of the private equity group of Ontario Teachers’ since 2006 and joined Ontario Teachers’ in 1998 as an Analyst in the Investment Finance Division. Mr. Prosperi joined Ontario Teachers’ private equity group in 2000, and since then has held titles of increasing seniority, including Portfolio Manager from 2002 to 2006. Mr. Prosperi also serves on the Board of Directors of National Bedding Company (Serta).
     Michele J. Buchignani became one of our directors in March 2007 upon consummation of the March 2007 Merger. Ms. Buchignani has been a Director of the private equity group of Ontario Teachers’ since 2006 and joined Ontario Teachers’ in 2005 as Portfolio Manager. In 2004, Ms. Buchignani was a consultant to Paul Capital Partners. From 2000 to 2003, Ms. Buchignani was Head of the Private Equity Funds Group at CIBC World Markets (“CIBC”) and was General Counsel for Canada at CIBC from 1996 to 1999. Previously, Ms. Buchignani was a Partner of the law firm Stikeman Elliott LLP in Toronto and London. Ms. Buchignani also serves on the Board of Directors of GCan Insurance Company.
     Richard D. Innes became one of our directors in July 2007. Mr. Innes was President and Chief Executive Officer of Arbor Memorial Services Inc., a public company based in Toronto, Ontario, from February 1997 to October 2007. During that period he also served on Arbor’s board of directors. From 1989 to 1996, Mr. Innes was a division president with Toronto-based Ault Foods Limited. Prior to 1989, Mr. Innes held various senior management positions with Catelli Foods Ltd., Nabisco Brands, Inc., International Playtex, Inc., and Procter & Gamble Co.
     Carmen Fortino became one of our directors in July 2007. Mr. Fortino is Chief Executive Officer of Seroyal International Inc., a natural pharmaceutical company based in Richmond Hill, Ontario, since May 2007 and also serves on its board of directors. From 2003 to January 2007, Mr. Fortino held the positions of Executive Vice President-Ontario Region, and Officer for Loblaw Companies Ltd. From 2000 to 2003, Mr. Fortino was Executive Vice President of Zehrmart Limited in Cambridge, Ontario. Prior to 2000, Mr. Fortino held several management positions for Loblaw Companies Ltd., including Senior Vice President – Supply Chain & Logistics.

Code of Ethics
     The Company has adopted a Code of Ethics applicable to the Company’s directors, executive officers, including Chief Executive Officer, and senior financial officers. In addition, the Company has adopted a Code of Ethical Business Conduct for all employees.
Board Composition
     As of February 15, 2008, our board of directors was composed of ten directors. Each director serves for annual terms and until his or her successor is elected and qualified. Pursuant to a stockholders agreement, as amended and restated on February 12, 2008, two of our Parent’s principal stockholders each have the right to designate four members of our Parent’s board of directors (or, at the sole option of each, five members of the board of directors, one of which shall be independent) for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent. The stockholders agreement also provides for election of our Parent’s then-current chief executive officer to our Parent’s board of directors. Our Parent’s board of directors intends for our board of directors and the board of directors of GNC Corporation to have the same composition. Effective February 12, 2008, our Parent’s board of directors approved an amendment to our Parent’s by-laws that expanded the maximum size of its board of directors from nine to eleven members, the exact number of which will be set from time to time by our Parent’s board of directors.
Board Committees
     The board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors historically had an audit committee and a compensation committee, which had the same members as the audit committee and compensation committee of our direct and ultimate parent companies. In connection with the Merger, our board of directors formed and appointed members to the audit committee and the compensation committee.
  Audit Committee
     The audit committee selects on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, approves the compensation of the independent public accounting firm, reviews and discusses the audited financial statements with the independent auditors and management and will recommend to our board of directors whether the audited financials should be included in our Annual Reports on Form 10-K to be filed with the SEC. The audit committee also oversees the Company’s internal audit function. The audit committee members are Jeffrey Schwartz and Joseph Prosperi. The audit committee is currently evaluating the appointment of a financial expert within the rules and regulations of the SEC.
  Compensation Committee
     The compensation committee reviews and either approves, on behalf of our board of directors, or recommends to the board of directors for approval the annual salaries and other compensation of our executive officers and individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The compensation committee members are Norman Axelrod, Lee Sienna, David Kaplan and Michele Buchignani.
Compensation Committee Interlocks and Insider Participation
     In the year ended December 31, 2007, none of our executive officers served as a director or member of the compensation committee of another entity whose executive officers served on our board of directors or compensation committee.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
  Overview
     As discussed elsewhere in this report, on March 16, 2007 GNC Parent Corporation was acquired by GNC Acquisition Holdings Inc., which became our ultimate parent company. As a result of the Merger, our compensation structure and policies for our executive officers are subject to review and approval by the new compensation committee (the “Compensation Committee”) of our board of directors (the “Company Board”).
     This Compensation Discussion and Analysis reflects the compensation structure and policies in effect immediately before the Merger, subject to any changes made at the time of the closing of the Merger or since the closing.
     Generally, the Compensation Committee is empowered to review and approve on an annual basis:
•	the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

•	the evaluation process and compensation structure for our other executive officers; and

•	the compensation structure and annual compensation for the directors on the Company Board and committee service by non-employee directors.
In addition, the Compensation Committee has the authority to review our incentive compensation plans, to recommend changes to such plans to the Company Board as needed, and to exercise all the authority of the Company Board with respect to the administration of such plans.
     The primary objective of our compensation program is to attract and retain qualified employees who are enthusiastic about our mission and culture. A further objective of our compensation program is to provide incentives and to reward each employee for his or her contribution to us. In addition, we strive to promote an ownership mentality among key leadership and our directors. Finally, we intend for our compensation structure to be perceived as fair to our employees, stockholders, and noteholders. The foregoing objectives are applicable to the compensation of our principal executive officer, principal financial officer and three other most highly compensated executive officers (collectively, “Named Executive Officers”).
     Our compensation program is designed to reward the Named Executive Officers for their individual contributions, incentivize them for future performance, and to recognize our positive growth and financial performance. The Compensation Committee considers numerous factors, including the Named Executive Officers’ experience in conjunction with the level and complexity of the position in setting executive compensation. Regarding the compensation program and structure generally and all aspects of executive compensation, our management, principally our Chief Executive Officer, provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. We do not currently engage any consultant related to executive or director compensation matters, although we regularly refer to survey and other compensation data, as described more fully below.
  Elements of the Company’s Executive Compensation
     Historically, annual compensation for our Named Executive Officers has been provided under an employment agreement. In November 2007, we provided notices to all of our then current Named Executive

Officers, except our Chief Executive Officer, that their employment agreements would not be renewed and would expire on December 31, 2007. Each such Named Executive Officer that remained employed with us following December 31, 2007 did so without a written contract and we have continued to provide each such Named Executive Officer with all of the components of his or her compensation as in effect prior to such date, except that no such Named Executive Officer is currently entitled to any severance payments or benefits. In 2008 we intend to enter into new employment agreements with most, if not all, of our executive officers who do not currently have a written employment agreement.
     Generally, annual compensation for our Named Executive Officers consists of the following components:
•	Base salary. The Compensation Committee uses base salary to attract and retain a strong motivated leadership team at levels that are commensurate with other specialty retailers of comparable size to us.

•	Annual incentive compensation. Annual incentive compensation is used to reward our Named Executive Officers for our growth and financial performance based on achievement of criteria approved by the Compensation Committee or the compensation committee of the board of directors of our Parent (the “Parent Compensation Committee”). The Compensation Committee receives input from our Human Resources Department and our Chief Executive Officer. As additional cash compensation that is contingent on our annual financial performance, it augments the base salary component while being tied directly to financial performance. Annual incentive compensation is documented in an annual plan, which is adopted by the Compensation Committee prior to or during the beginning of the applicable year.

•	Stock options. Stock options, which are discussed in more detail under “—Stock Awards,” are granted to recognize and incentivize performance. Stock options provide a non-cash compensation component to drive performance, but with a long-term horizon, since value to the Named Executive Officer is dependent on continued employment and appreciation in our overall value.

•	Benefits and perquisites. Our Named Executive Officers participate in employee benefits generally available to all employees, as well as any benefits generally made available to our executive officers. In addition, the Named Executive Officers may receive certain perquisites, which are primarily based on level of position. Such perquisites may include insurance and parking, or additional cash compensation to meet specific goals, such as car allowance and professional assistance. We believe such perquisites are a necessary component for a competitive compensation package. Although our Named Executive Officers, other than our Chief Executive Officer, are no longer covered by written employment agreements, effective January 1, 2008, we have generally continued these benefits in 2008. In addition, we maintain a non-qualified deferred compensation plan in which certain of our Named Executive Officers are eligible to participate.

•	Severance compensation. Effective January 1, 2008, our Named Executive Officers who are not covered by written employment agreements are no longer entitled to severance compensation. Our Chief Executive Officer is, and under employment agreements in effect prior to January 1, 2008, our other Named Executive Officers were, entitled to severance compensation, including:
•	a payment based on the Named Executive Officers’ base salary upon termination because of death or disability, termination by us without cause, or termination by the Named Executive Officer for good reason;

•	a prorated payment of annual incentive compensation for the year in which employment is terminated if a bonus would have been payable had the Named Executive Officer been employed at the end of the year; and

•	reimbursement of the cost of continuation coverage under COBRA to the extent it exceeds the amount they were paying for health insurance premiums while employed for a period following the termination of their employment.
See “— Employment Agreements and Severance Compensation — Chief Executive Officer Compensation” for a discussion of the severance payments and benefits our Chief Executive Officer may be entitled to receive upon a termination of his employment. It is contemplated that the new employment agreements we enter into with our other Named Executive Officers will provide for severance payments and benefits upon a termination of their employment.
     We believe that a competitive executive compensation program is needed in order both to attract and retain qualified Named Executive Officers.
  Stock Awards
     All of our employees, and the employees of direct and indirect subsidiaries and other affiliates, including our Named Executive Officers, are eligible for awards of stock options, restricted stock, and/or other stock-based awards under the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Stock Plan”), which are intended to recognize and incentivize performance. The 2007 Stock Plan was established in 2007 in connection with the Merger and grants were made to certain employees, including all of the current Named Executive Officers, on the closing date of the Merger to purchase shares of our Parent’s Class A common stock. No awards of restricted stock or other stock-based awards have been made under the 2007 Stock Plan. We believe that through a broad-based plan the economic interests of our employees, including our Named Executive Officers, are more closely aligned to ownership interests.
     Prior to the Merger, Named Executive Officers, other employees, and non-employee directors received grants of stock options under stock plans maintained by GNC Parent Corporation, our parent company at the time. All of the outstanding GNC Parent Corporation stock options, which became fully vested and exercisable in connection with the Merger, were canceled as of the closing and each of the former optionholders received consideration equal to the number of option shares that were canceled multiplied by the merger consideration per share, less the aggregate exercise price of the canceled options and applicable withholding.
     The Parent Compensation Committee intends for stock option grants generally to be considered on an annual basis, except for new hires, promotions, and special performance recognition. On August 15, 2007, the Compensation Committee together with the Parent Compensation Committee jointly adopted a Stock Option Administration Policy in order to document best corporate governance practices and procedures for granting and issuing stock options at appropriate times commensurate with the public disclosure and release of the Company’s financial information. The policy provides, among other things, that:
•	annual awards will be granted on the earlier of the date material information is released with respect to our Parent’s earnings or the date our Form 10-Q for the third fiscal quarter is required to be filed or otherwise provided to noteholders;

•	other awards may be made on the earlier of the date material information is released with respect to our Parent’s earnings or any of the following dates: (i) the date our Form 10-Q for the first or second fiscal quarters are required to be filed or otherwise provided to noteholders and (ii) the date our Form 10-K is required to be filed or otherwise provided to noteholders;

•	awards may be granted to new employees on the last day of the first month of employment;

•	awards may be granted to new members of the Company Board or the board of directors of our Parent (the “Parent Board”) on the last day of the month in which the new member is elected or appointed; and

•	awards may be granted at other times if the circumstances of the grant are evidenced and no action is taken with respect to the date of the grant that would constitute, or create the appearance of, a manipulation of the award exercise price.
     The Parent Compensation Committee sets the exercise price per share for stock option grants at an amount greater than or equal to the fair market value per share of our common stock. However, our ultimate parent company’s common stock has not been and is not publicly traded. Since the Merger, the Compensation Committee has used a valuation methodology in which the fair market value of the common stock is based on our business enterprise value, as adjusted to reflect our estimated excess cash and the fair market value of our debt.
     The exercise price of the stock options granted on the closing date of the Merger was based on the purchase price per share in connection with all of the equity contributions to fund a portion of the acquisition, which the Parent Board determined to be the best measure of the common stock’s fair market value as of that date.
     The Parent Compensation Committee does not delegate any function of the stock option grants, other than common administrative functions that are delegated to the Chief Legal Officer such as providing award agreements based on the standard form and receiving notices of award exercises from award holders. The Named Executive Officers are not treated differently from other employees under the Stock Option Administration Policy.
     Under the terms of the 2007 Stock Plan, the Compensation Committee is responsible for administering the 2007 Stock Plan and making any award determinations.
  How We Chose Amounts and/or Formulas for Each Element
     Base Salary. The Compensation Committee intends to set the base salary for our Named Executive Officers at a level to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our employees generally, noteholders, or stockholders. Each Named Executive Officer’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. Base salary amounts are determined by complexity and level of position as well as market comparisons.
     Each year, we perform a market analysis with respect to the compensation of all of our Named Executive Officers. Although we do not use compensation consultants, we participate in various surveys and use the survey data for market comparisons. Currently, we use surveys with both base salary and other short-term compensation data, including incentive compensation and fringe benefits, that are available from Mercer Human Resource Consulting LLC, Western Management Group, and Watson Wyatt Worldwide in the specialty retail and non-durable manufacturing categories. In addition to focusing our analysis on the specific executive positions, we break down the survey information based on corporate and/or average store revenue and geographic location of comparable companies to ensure that we are using valid comparisons. We also use internal value comparisons; however, we do not have any specific point system or rating structure for internal values.
     Annual Incentive Compensation. Our Chief Executive Officer is entitled to an annual performance bonus pursuant to the terms of his employment agreement. Prior to January 1, 2008, our other Named Executive Officers were entitled to annual performance bonuses pursuant to the terms of their employment agreements and for 2008 they are entitled to an annual performance bonus as determined by the Compensation Committee. The annual performance bonus for each Named Executive Officer has target and maximum bonus amounts expressed as a percentage of his or her annual base salary. The respective percentages are determined by position and level of responsibility and are stated in the annual incentive plan adopted by the Compensation Committee. Our Chief Executive Officer’s employment agreement provides that his target will not be less than 75% of his base salary with a maximum of 125% of his base salary. The target and/or maximum amounts may be increased for any Named Executive Officer by the terms of an employment agreement entered into after the adoption of an annual incentive plan.
     The following table sets forth the target and maximum bonus amounts for each level of executive officer with respect to both the 2007 incentive plan adopted in June 2007 (which replaced and superseded the 2007 incentive plan adopted in December 2006) (the “2007 Incentive Plan”) and the 2008 incentive plan adopted in February 2008 (the “2008 Incentive Plan”):

	2007 Incentive Plan		2008 Incentive Plan
	Target	Maximum	Target	Maximum
Level	Amount	Amount	Amount	Amount
CEO	75%	125%	75%	125%
President	—	—	75%	125%
Executive Vice President	45%	100%	45%	100%
Senior Vice President	40%	75%	40%	75%
     Each annual incentive plan then establishes thresholds, expressed as a percentage of the target amount or as the maximum amount, based on the achievement of certain financial performance goals. The target bonus is designed to provide Named Executive Officers with a normal target bonus if we perform to expectation. The threshold bonus is designed to provide Named Executive Officers with some bonus opportunity, but less than the target opportunity if we do not achieve our expected budgeted performance. If we exceed our budgeted performance, Named Executive Officers will be paid a maximum bonus in excess of the target in order to reward them for our outstanding performance. For 2007 and 2008, the goal is based on budgeted EBITDA subject to certain adjustment for non-recurring items as determined by the Company Board. The following table sets forth the thresholds and related goals with respect to both the 2007 Incentive Plan and the 2008 Incentive Plan:

Thresholds	2007 Incentive Plan	2008 Incentive Plan
	Budgeted	Budgeted
	EBITDA	EBITDA
First threshold—33% of target	95%	95%
Second threshold—66% of target	97%	97%
Target	100%	100%
Maximum	108%	108%

     For the 2008 Incentive Plan, the payment amount will be pro rated for budgeted EBITDA achieved between the Target and Maximum levels.
     We do not disclose our internal budget for results of operations, including budgeted EBITDA (as determined by the Company Board). This amount constitutes confidential financial information, and we believe that disclosure of this amount, whether with respect to historical periods or future periods, would cause us competitive harm by disclosing to competitors a key element of our internal projections.
     Based on our financial performance in 2007, we achieved a goal that exceeded target, but was less than the maximum threshold as described in the table above. As a result, in March 2008 each of our Named Executive Officers will be paid an amount above the target, but less than the maximum possible annual incentive compensation under the 2007 Incentive Plan. Management believes that achieving 100%, or more, of the goal of meeting or exceeding 100% of budgeted EBITDA set in the 2008 Incentive Plan, while possible to achieve for our Named Executive Officers, will present a significant challenge.
     Generally, an annual performance bonus is payable only if the Named Executive Officer is employed by us on the date payment is made.
     Stock Options. We believe that equity-based awards are an important factor in aligning the long-term financial interest of our Named Executive Officers and stockholders. The Compensation Committee continually evaluates the use of equity-based awards and intends to continue to use such awards in the future as part of designing and administering the Company’s compensation program. see “— Stock Awards” above for more information regarding our stock option grants.
     We follow a practice of granting equity incentives in the form of stock options in order to grant awards that contain both substantial incentive and retention characteristics. These awards are designed to provide emphasis on providing significant incentives for continuing growth in stockholder value. Stock options are generally granted on an annual basis, except for new employees on the commencement of their employment and to existing employees following a significant change in job responsibilities or to recognize special performance.
     The Parent Compensation Committee determines stock option grant awards in accordance with the Named Executive Officer’s performance and level of position. Before the Merger, stock options generally were subject to vesting in annual installments on the first four anniversaries of the date of grant and had a term of seven years.
     The stock options granted in connection with the closing date of the Merger under the 2007 Stock Plan to our Named Executive Officers and non-employee directors, other than our Chief Executive Officer, were equally divided between non-qualified options granted at an exercise price of $5.00 per share, which is 100% of the purchase price per share in connection with all of the equity contributions to fund a portion of the Merger, and non-qualified options granted at an exercise price of $7.50, which is 150% of that purchase price. They are subject to annual vesting over a five-year period (subject to continued employment through the vesting dates), may be accelerated in certain circumstances, and have a term of ten years.
     Our Chief Executive Officer was granted both incentive stock options and non-qualified stock options, as follows: (1) an incentive stock option to purchase 80,000 shares of Class A common stock at an exercise price per share of $5.00; (2) a non-qualified stock option to purchase 1,182,877 shares of Class A common stock at an exercise price per share of $5.00; and a (3) a non-qualified stock option to purchase 1,262,877 shares of Class A common stock at an exercise price per share of $7.50. Each of these options vest in annual installments over a four-year period (subject to his continued employment), may be accelerated in certain circumstances, and have a term of ten years.
     Benefits and Perquisites. We provide a fringe benefit package for our Named Executive Officers. Generally, our Named Executive Officers are entitled to participate in, and to receive benefits under, any benefit plans, arrangements, or policies available to employees generally or to our executive officers generally. The fringe benefits for our Chief Executive Officer were negotiated in connection with his employment agreement and in some respects were set at a higher level as a matter of policy based on the position. The basic fringe benefits package for our Named Executive Officers who are senior vice presidents consists of the following items:
•	health insurance in accordance with our health insurance plan or program in effect from time to time;

•	prescription drug coverage in accordance with our health insurance plan or program, or separate prescription drug coverage plan or program, in effect from time to time;

•	dental insurance in accordance with our dental insurance plan or program in effect from time to time;

•	long-term disability insurance in accordance with our long-term disability insurance plan or program in effect from time to time;

•	short-term disability insurance in accordance with our short-term disability insurance plan or program in effect from time to time;

•	life insurance coverage in accordance with our life insurance program in effect from time to time, which for our Chief Executive Officer will be an amount equal to 2 times his base salary, not to exceed the maximum coverage limit provided from time to time in accordance with our employee benefits plan;

•	an automobile allowance in an annual amount equal to $3,500;

•	an allowance for professional assistance in an annual amount equal to $5,000;

•	a supplemental retirement allowance in an annual amount equal to $10,000 ($25,000 for our Chief Executive Officer);

•	a financial planning and tax preparation allowance in an annual amount equal to $3,000 ($8,000 for our Chief Executive Officer); and

•	for senior vice presidents located at our headquarters in Pittsburgh, Pennsylvania, a downtown Pittsburgh parking lease with an annual value in an amount equal to $2,640.
     Named Executive Officers at the executive vice president level receive additional fringe benefits, which generally consist of some of the allowances listed, but at higher amounts (car allowance of $11,500; professional assistance allowance of $10,500; and, if applicable, a Pittsburgh parking lease with a $3,300 value).
     In addition to the basic package, we have Named Executive Officers who have historically received some of these allowances in greater amounts and have been grandfathered at those levels even though the current basic package is set at lower amounts. An additional benefit, a supplemental medical allowance of $6,000 per year is provided, on a grandfathered basis, to some of our Named Executive Officers, including our Chief Executive Officer.
     In addition to the fringe benefits set forth above, the fringe benefits package for our Chief Executive Officer also consists of an allowance for country club dues and expenses incurred for business reasons in an annual amount equal to $15,000, plus a one-time membership fee of $10,000 for a business club; and first class air travel for all business trips.
     Under certain circumstances, management may recommend and the Compensation Committee may approve more limited benefits or additional benefits, such as relocation expenses for new executives.
     While the Compensation Committee in its discretion may revise, amend or add to Named Executive Officers’ benefits if it deems it advisable, we have no current plans to change the levels of benefits currently provided to our Named Executive Officers. We annually review these fringe benefits and makes adjustments as warranted based on competitive practices, our performance and the individual’s responsibilities and performance. The Compensation Committee has approved these other benefits as a reasonable component of our executive compensation program. Please see the “All Other Compensation” column in the Summary Compensation Table for further information regarding these fringe benefits.
     We also maintain a 401(k) plan for eligible employees that permits each participant to make voluntary pre-tax contributions and provides that the Company may make matching contributions; however, none of our current Named Executive Officers are currently eligible to participate in the 401(k) plan.
     One of our subsidiaries maintains the GNC Live Well Later Non-qualified Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. Under the deferred compensation plan, an eligible employee of such subsidiary or a participating affiliate may elect to defer a portion of his or her future compensation under the plan by electing such deferral prior to the beginning of the calendar year during which the deferral amount would be earned. Mr. Dowd is the only Named Executive Officer who made contributions to the plan in 2007. Please see the Non-qualified Deferred Compensation Table for more information regarding the deferred compensation plan.
     Employment Agreements and Severance Compensation. As discussed above, the employment agreements with our Named Executive Officers, other than our Chief Executive Officer, expired effective December 31, 2007. Each such Named Executive Officer (other than Mr. Larrimer) remained employed with us following December 31, 2007 and we have continued to provide each such Named Executive Officer with all of the components of their compensation as in effect prior to such date, except that they not currently entitled to any severance payments or benefits. We intend to enter into new employment agreements with most, if not all, of our Named Executive Officers in 2008. Please see “— Employment and Separation Agreements with our 2007 Named Executive Officers — Other 2007 Named Executive Officers” for more information regarding the employment agreements with certain Named Executive Officers as in effect prior to January 1, 2008.
     Effective as of the Merger, we entered into a new employment agreement with our Chief Executive Officer that, among other things, provides for him a base salary, bonus and fringe benefits. The employment agreement also provides that if his employment is terminated without cause or for good reason, or we decline to renew the employment term for reasons other than those that would constitute cause after the initial five-year employment term, then, subject to his execution of a release, he will receive payment of:
•	a lump sum amount equal to two times base salary and the annualized value of perquisites and

•	a lump sum amount equal to two times average annual bonus paid or payable with respect to the most recent three fiscal years.

If the termination occurs in anticipation of or during the two-year period following a change in control, or within six months prior to or at any time following the completion of an initial public offering of our Parent’s common stock, the multiple of base salary and annualized perquisites and of average annual bonus will increase from two times to three times. In addition we will pay the monthly cost of COBRA coverage to the same extent we paid for such coverage prior to the termination date for the period permitted by COBRA or until Mr. Fortunato obtains other employment offering substantially similar or improved group health benefits. Please see “— Employment and Separation Agreements with our 2007 Named Executive Officers — Chief Executive Officer” for more information regarding our employment agreement with our Chief Executive Officer.
     We will continue to determine appropriate employment agreement and severance packages for our Named Executive Officers in a manner that we believe will attract and retain qualified executive officers.
Chief Executive Officer Compensation
     Mr. Fortunato’s annual compensation is weighted towards variable, performance-based compensation with the Company’s financial performance as the primary determinant of value. Approximately 85% of Mr. Fortunato’s target annual compensation is considered “at-risk” and approximately 15% is guaranteed. Approximately 28% is cash compensation and approximately 72% percent is in the form of equity-based or other incentive compensation awards. For 2007, Mr. Fortunato’s compensation consisted of:
•	$787,500 base salary

•	stock option awards with a grant date value of $4,091,722

•	annual performance compensation under the 2007 Incentive Plan of $700,875

•	other compensation, including fringe benefits equal to $73,987

•	a one-time cash payment for cancelled options in connection with the Merger equal to $7,165,121

•	a one-time discretionary payment made upon the vesting of certain options in connection with the terms of a November 2006 dividend equal to $1,409,384

•	a bonus based upon the success of the Merger equal to $500,000.
See the Summary Compensation Table for more information regarding Mr. Fortunato’s compensation.
  Accounting and Tax Considerations
     As a general matter, the Compensation Committee reviews and considers the various tax and accounting implications of compensation vehicles utilized by the Company.
     Our parent company’s stock option grant policies have been impacted by the implementation of SFAS No. 123 (Revised 2004) (“FAS 123R”), which it adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, we are required to value unvested stock options granted prior to our adoption of FAS 123R under the fair value method and expense those amounts in our income statement over the stock option’s remaining vesting period.

     Since neither our equity securities nor the equity securities of our direct or indirect parent companies are publicly traded, we are not currently subject to any limitations under Internal Revenue Code Section 162(m). While we are not required to do so, we have structured our compensation programs in a manner to generally comply with Internal Revenue Code Section 162(m). Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly traded corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Had we been subject to Section 162(m) in 2007, we might have been subject to deduction limitations with respect to some of our Named Executive Officers because of discretionary bonus payments paid in March, 2007 to all optionholders whose options vested in 2007 entitling them to receive payment pursuant to the terms of a November 2006 dividend and bonuses paid in March 2007 in connection with the completion of the Merger. These bonus payments were not performance-based.
Compensation Committee Report
     The members of the Compensation Committee have reviewed and were provided with the opportunity to discuss the Compensation Discussion and Analysis with management. Based on their review and the discussions between certain members of the Compensation Committee with certain members of management, the members of the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee of the Board of Directors:

Norman Axelrod
Lee Sienna (Chair)
David Kaplan
Michele Buchignani
     Notwithstanding any SEC filing by the Company that includes or incorporates by reference other SEC filings in their entirety, this Compensation Committee Report shall not be deemed to be “filed” with the SEC except as specifically provided otherwise therein.
Summary Compensation Table
     The following table sets forth information concerning compensation we paid to our principal executive officer, principal financial officer and three other most highly compensated executive officers who were serving as executive officers as of December 31, 2007, and two former executive officers of the Company who served as executive officers during, but not as of the end of, the fiscal year ended December 31, 2007 (collectively, the “2007 Named Executive Officers”), for services rendered in all capacities to us during fiscal year 2007 and, in accordance with SEC rules other than for 2007 Named Executive Officers who were not named executive officers as of the end of the fiscal year ended December 31, 2006, fiscal year 2006. In accordance with SEC rules, the compensation described in this table does not include medical or group life insurance received by the 2007 Named Executive Officers that are available generally to all salaried employees of the Company.

									Change in
									Pension Value
									and Non-
							Non-Equity		qualified
Name and				Stock	Option		Incentive Plan		Deferred	All Other
Principal		Salary	Bonus	Awards	Awards		Compensation		Compensation	Compensation	Total
Position	Year	($)	($)[1]	($)	($)[2]		($)[3]		Earnings ($)[4]	($)[5,6]	($)
Joseph Fortunato	2007	787,500	1,909,384	—	4,066,464		700,875		—	7,260,110	14,724,333
President and Chief Executive Officer[7]	2006	565,384	2,967,386	—	—		678,461		—	837,111	5,048,342
Curtis J. Larrimer	2007	350,000	647,979	—	—	(13)	211,400	(14)	—	1,926,044	3,135,423
Executive Vice President and Chief Financial Officer[8]	2006	301,923	646,209				301,923			368,771	1,618,826
Thomas Dowd	2007	293,077	226,708	—	724,581		168,702		—	1,028,078	2,441,146
Executive Vice President of Store Operations and Development[9]	2006	251,346	425,093				138,240			347,819	1,162,498
Joseph J. Weiss	2007	230,000	260,328		435,946		114,540			779,206	1,820,020
Senior Vice President of Merchandising[10]				—					—
Michael Locke	2007	238,450	107,321		435,946		123,006			846,651	1,751,374
Senior Vice President of Manufacturing[10]				—					—
Robert J. DiNicola	2007	187,500	1,000,000	—	—		—		—	8,968,903	10,156,403
Former Executive Chairman of the Board[11]	2006	741,731	5,470,965	—	—		890,077		—	767,963	7,870,736
Mark Weintrub	2007	208,942	518,857	—	—	(15)	—		—	1,023,364	1,751,163
Senior Vice President, Chief Legal Officer and Secretary [10,12]

(1)	Reflects:
(a) For fiscal year 2006: (i) discretionary payments we made in March 2006 to each of our parent company’s optionholders following a March 2006 distribution to the parent company’s common stockholders in the amount of $0.99 per share, and which were determined based on the per share amount of the distribution and the number of outstanding option shares held by each optionholder, and (ii) discretionary payments we made in December 2006 to each of our indirect parent company’s optionholders with vested option shares following a November 2006 dividend to the indirect parent company’s common stockholders in the amount of $5.42 per share, and which were determined based on the per share amount of the dividend and the number of outstanding vested option shares held by each optionholder as of December 15, 2006.
(b) For fiscal year 2007: (i) discretionary payments we made in March 2007 to each of our indirect parent company’s optionholders whose options vested in 2007 entitling them to receive payment pursuant to the terms of a November 2006 dividend to the indirect parent company’s common stockholders in the amount of $5.42 per share, and which were determined based on the per share amount of the dividend and the number of outstanding vested option shares held by each optionholder as of December 15, 2006, and (ii) one time cash success bonuses upon the completion of the Merger paid on March 16, 2007 in the following amounts: Mr. Fortunato — $500,000; Mr. Larrimer — $200,000; Mr. Dowd — $50,000; Mr. Weiss — $50,000; Mr. DiNicola — $1,000,000; and Mr. Weintrub — $10,000. Mr. Locke did not receive a success bonus upon completion of the Merger.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123R for all option awards held by such person and outstanding on December 31, 2007. For additional information, see Note 19 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The amounts reflect the accounting expense for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards.

(3)	Reflects, as applicable, annual incentive compensation paid in February 2007 with respect to performance in 2006 pursuant to our 2006 incentive plan and to annual incentive compensation to be paid in March 2008 with respect to performance in 2007 pursuant to our 2007 Incentive Plan. Our results of operations for 2006 met or exceeded each of the goals for the maximum bonus payable to each 2007 Named Executive Officer under the 2006 incentive plan. Our results of operations for 2007 exceeded the target goals for the target bonus payable, but were less than the maximum goal thresholds for the maximum bonus payable, to each 2007 Named Executive Officer under the 2007 Incentive Plan. See “Management — Compensation Discussion and Analysis.”

(4)	Represents the above-market or preferential portion of the change in value of the executive officer’s account under our GNC Live Well Later Non-qualified Deferred Compensation Plan. See “Non-qualified Deferred Compensation” under the Non-qualified Deferred Compensation Table for a description of our deferred compensation plan.

(5)	The components of all other compensation for the 2007 Named Executive Officers are set forth in the following table:

					Payment
			Imputed		on
			Value for	Common	Exercise	Payment
			Life	Stockholder	of	for
Named			Insurance	Distributions	Numico	Cancelled	Director
Executive		Perquisites	Premiums	or Dividends[a]	SARs[b]	Options[c]	Fees	Severance		Total
Officer	Year	($)	($)	($)	($)	($)	($)	($)		($)
Joseph Fortunato	2007	94,437	552	—	—	7,165,121	—	—		7,260,110
	2006	56,840	552	683,869	95,850	—	—	—		837,111
Curtis J. Larrimer	2007	46,720	552	—	—	1,791,272	—	87,500	[d]	1,926,044
	2006	46,840	552	246,191	75,188	—	—	—		368,771
Thomas Dowd	2007	42,643	240	—	—	985,195	—	—		1,028,078
	2006	39,840	239	307,740	—	—	—	—		347,819
Joseph J. Weiss	2007	29,510	216	—	—	749,480	—	—		779,206
Michael Locke	2007	39,000	1,584	—	—	806,067	—	—		846,651
Robert J. DiNicola	2007	—	—	—	—	8,956,403	12,500	—		8,968,903
	2006	—	—	729,463	—	—	38,500	—		767,963
Mark Weintrub	2007	17,366	277	—	—	777,719	—	228,002	[e]	1,023,364

(a)	Reflects common stockholder distributions or dividends paid in 2006, which were not factored into the grant date fair value of stock awards. No common stockholder distributions or dividends were paid in 2007.

(b)	Reflects exercise of stock appreciation rights, or SARs, granted by our predecessor, Royal Numico NV, all of which were fully vested and exercisable. The remaining SARs were exercised in full in 2006 by the following 2007 Named Executive Officers in the amounts indicated: Mr. Fortunato, 15,000 SARs; Mr. Larrimer, 10,000 SARs.

(c)	Reflects payments made to the 2007 Named Executive Officers pursuant to the terms of the Merger on March 16, 2007, for outstanding options canceled in connection with the Merger in an amount equal to the excess, if any, of the per share merger consideration paid in the Merger over the exercise price per share of the option, multiplied by the number of shares of GNC Parent Corporation common stock subject to the option and subject to reduction for required withholding tax.

(d)	Reflects severance payments Mr. Larrimer is entitled to receive in connection with the termination of his employment with the Company effective December 31, 2007. Mr. Larrimer was entitled to elect reimbursement for COBRA costs, but he elected not to receive this benefit.

(e)	Reflects severance payments in the amount of $220,833 and the reimbursement for COBRA costs in an amount up to $7,168 that Mr. Weintrub is entitled to receive in connection with the termination of his employment with the Company, effective September 30, 2007. Mr. Weintrub also received certain other short-term benefits in connection with his termination that were de minimis in the aggregate.

(6)	Perquisites include cash amounts received by certain 2007 Named Executive Officers for, or in reimbursement of, supplemental medical, supplemental retirement, parking, professional assistance, car allowance, financial services assistance, the imputed value of life insurance premiums and, with respect to our Chief Executive Officer, reimbursement of country club dues and expenses. No perquisite received by a 2007 Named Executive Officer in 2006 or 2007 exceeded the greater of $25,000 or 10% of the 2007 Named Executive Officer’s total perquisites, except for Mr. Fortunato who received professional assistance in 2007, including tax preparation and financial planning services, equal to $25,676.

(7)	Mr. Fortunato ceased serving as our President on January 2, 2008.

(8)	Mr. Larrimer ceased serving as our Executive Vice President and Chief Financial Officer on December 31, 2007.

(9)	Prior to May, 2007, Mr. Dowd served as our Senior Vice President and General Manager of Retail Operations.

(10)	Messrs. Weiss, Locke and Weintrub were not named executive officers for the fiscal year ended December 31, 2006 based on the level of their total compensation in 2006.

(11)	Mr. DiNicola ceased serving as our Executive Chairman of the Company Board on March 16, 2007, the closing date of the Merger.

(12)	Mr. Weintrub ceased serving as our Senior Vice President, Chief Legal Officer and Secretary effective September 30, 2007.

(13)	Mr. Larrimer’s unvested stock options were forfeited in connection with the termination of his employment effective December 31, 2007. The grant date fair value of the stock options granted to Mr. Larrimer was $879,080, calculated in accordance with FAS 123R.

(14)	In the exercise of discretion by the Compensation Committee, the Company will pay Mr. Larrimer his annual incentive compensation under the 2007 Incentive Plan notwithstanding the termination of his employment effective December 31, 2007.

(15)	Mr. Weintrub’s unvested stock options were forfeited in connection with the termination of his employment effective September 30, 2007. The grant date fair value of the stock options granted to Mr. Weintrub was $355,186, calculated in accordance with FAS 123R.
Grants of Plan-Based Awards
     The following table sets forth information concerning awards under the Company’s equity and non-equity incentive plans granted to each of the 2007 Named Executive Officers during the fiscal year ended December 31, 2007. Assumptions used in the calculation of certain dollar amounts are included in Note 19 under the heading “Stock-Based Compensation Plans” of the Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

		Estimated Possible Payouts under			Estimated Future Payouts under			All
		Non-equity Incentive Plan Awards			Equity Incentive Plan Awards			Other	All Other
		(1)						Stock	Option
								Awards:	Awards:
											Grant Date
								Number	Number of	Exercise or	Fair Value of
								of Shares	Securities	Base Price of	Stock and
								of Stock	Underlying	Option	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	($)	($)	($)	(#)	(#)(2)	($/Sh)(3)	($)(4)
Joseph Fortunato	March 16, 2007	—	—	—	—	—	—	—	80,000	5.00	129,600
	March 16, 2007	—	—	—	—	—	—	—	1,182,877	5.00	1,916,261
	March 16, 2007	—	—	—	—	—	—	—	1,262,877	7.50	2,045,861
	June 20, 2007	196,875	590,625	984,375	—	—	—	—	—	—	—
Curtis J. Larrimer (5)	March 16, 2007	—	—	—	—	—	—	—	271,321	5.00	439,540
	March 16, 2007	—	—	—	—	—	—	—	271,321	7.50	439,540
	June 20, 2007	52,500	157,500	350,000	—	—	—	—	—	—	—
Thomas Dowd	March 16, 2007	—	—	—	—	—	—	—	177,094	5.00	286,892
	March 16, 2007	—	—	—	—	—	—	—	177,094	7.50	286,892
	May 4, 2007	—	—	—	—	—	—	—	47,956	5.00	77,209
	May 4, 2007	—	—	—	—	—	—	—	47,956	7.50	77,209
	June 20, 2007	43,962	131,885	293,077	—	—	—	—	—	—	—
Joseph J. Weiss	March 16, 2007	—	—	—	—	—	—	—	135,387	5.00	219,327
	March 16, 2007	—	—	—	—	—	—	—	135,387	7.50	219,237
	June 20, 2007	23,000	92,000	172,500	—	—	—	—	—	—	—
Michael Locke	March 16, 2007	—	—	—	—	—	—	—	135,387	5.00	219,327
	March 16, 2007	—	—	—	—	—	—	—	135,387	7.50	219,237
	June 20, 2007	23,845	95,380	178,838	—	—	—	—	—	—	—
Robert J. DiNicola	—	—	—	—	—	—	—	—	—	—	—
Mark Weintrub (6)	March 16, 2007	—	—	—	—	—	—	—	109,625	5.00	177,593
	March 16, 2007	—	—	—	—	—	—	—	109,625	7.50	177,593

(1)	The amounts shown in the columns under “Estimated Possible Payouts under Non-equity Incentive Plan Awards” represent the threshold, target and maximum potential amounts that might have been payable based on the targets approved for the 2007 Named Executive Officers under the 2007 Incentive Plan. See “Compensation Discussion and Analysis—How We Chose Amounts and/or Formulas for Each Element” for more information regarding the thresholds under the 2007 Incentive Plan. See —Summary Compensation Table—Non-Equity Incentive Plan Compensation and footnote 3 to the Summary Compensation Table for information regarding the actual amounts to be paid in March 2008 to the 2007 Named Executive Officers under the 2007 Incentive Plan.

(2)	Time-based stock option awards made under the 2007 Stock Plan, which awards vest subject to continuing employment in five equal annual installments commencing on the first anniversary of the date of grant, except for the stock options granted to Mr. Fortunato which vest in four equal annual installments commencing on the first anniversary of the date of grant.

(3)	Stock options granted on March 16, 2007, are equally divided between non-qualified options granted at an exercise price of $5.00 per share, which is 100% of the purchase price per share in connection with all of the equity contributions to fund a portion of the Merger, and non-qualified options granted at an exercise price of $7.50, which is 150% of that purchase price in the Merger.

(4)	These amounts are valued based on the aggregate grant date fair value of the award determined in accordance with FAS 123R. For additional information, see Note 19 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The amounts reflect the accounting expense for these awards and do not correspond to actual value that may be recognized by such persons with respect to these awards.

(5)	Mr. Larrimer’s unvested stock options were forfeited in connection with the termination of his employment effective December 31, 2007.

(6)	In connection with the termination of his employment effective September 30, 2007, (i) Mr. Weintrub forfeited the opportunity to receive an annual incentive award under the 2007 Incentive Plan that was granted to him on June 20, 2007, and (ii) Mr. Weintrub’s unvested stock options were forfeited.
  Outstanding Equity Awards at Fiscal Year-End
     The table below sets forth information regarding exercisable and unexercisable option awards granted to the 2007 Named Executive Officers under our 2007 Stock Plan and held as of the end of 2007. No stock options were exercised in 2007.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
							Market	Awards:	Market or
			Equity				Value	Number	Payout
			Incentive			Number	of	of	Value of
			Plan			of	Shares	Unearned	Unearned
	Number of		Awards:			Shares	or	Shares,	Shares,
	Securities	Number of	Number of			or Units	Units of	Units or	Units or
	Underlying	Securities	Securities of			of Stock	Stock	Other	Other
	Unexercised	Underlying	Underlying			That	That	Rights	Rights
	Options	Unexercised	Unexercised	Option		Have	Have	That	That
	(#)	Options (#)(1)	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
			Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Joseph Fortunato	—	80,000	—	5.00	3/16/2017	—	—	—	—
	—	1,182,877	—	5.00	3/16/2017	—	—	—	—
	—	1,262,877	—	7.50	3/16/2017	—	—	—	—
Curtis J. Larrimer	—	—	—	—	—	—	—	—	—
Thomas Dowd	—	177,094	—	5.00	3/16/2017	—	—	—	—
	—	177,094	—	7.50	3/16/2017	—	—	—	—
	—	47,956	—	5.00	5/4/2017	—	—	—	—
	—	47,956	—	7.50	5/4/2017	—	—	—	—
Joseph J. Weiss	—	135,387	—	5.00	3/16/2017	—	—	—	—
	—	135,387	—	7.50	3/16/2017	—	—	—	—
Michael Locke	—	135,387	—	5.00	3/16/2017	—	—	—	—
	—	135,387	—	7.50	3/16/2017	—	—	—	—
Robert J. DiNicola	—	—	—	—	—	—	—	—	—
Mark Weintrub	—	—	—	—	—	—	—	—	—

(1)	Time-based stock option awards made under the 2007 Stock Plan, which awards vest subject to continuing employment, other than the stock options granted to Mr. Fortunato, in five equal annual installments commencing on the first anniversary of the date of grant. For the stock options granted to Mr. Fortunato, such stock options vest in four equal annual installments commencing on the first anniversary of the date of grant.
Option Exercises and Stock Vested
     No stock options were exercised in 2007. We have not issued, nor are there any outstanding, shares of restricted stock.
Non-qualified Deferred Compensation
     One of our subsidiaries maintains the GNC Live Well Later Non-qualified Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. Under the deferred compensation plan, an eligible employee of such subsidiary or a participating affiliate may elect to defer a portion of his or her future compensation under the plan by electing such deferral prior to the beginning of the calendar year during which the deferral amount would be earned (or, if applicable, within 30 days of the date on which the employee first becomes eligible to participate in the plan). The minimum amount of salary that may be deferred by an eligible employee for a calendar year is $200, subject to a maximum of 25% of the employee’s salary otherwise payable for the year and the minimum amount of bonus that may be deferred by an eligible employee for a calendar year is $2,000, subject to a maximum of 25% of the employee’s bonus otherwise payable for the year. The employers participating in the plan may in their discretion elect to make a matching contribution to the plan for a calendar year, based on amounts deferred by eligible employees for that year. An eligible employee may elect at the time amounts are deferred under the plan to have such amounts credited to an in-service account, which is payable (subject to certain special elections for 2006 and 2007 pursuant to rules issued by the Internal Revenue Service under Section 409A of the Internal Revenue Code) on a future date selected by the employee at the time the employee first elects to defer compensation under the plan, or to a retirement account, which is payable (subject to the special elections described above) upon the employee’s retirement (as defined in the plan). Payments will be made earlier than the dates described above as a result of the death or disability of an employee participating in the plan. If a participating employee dies before retirement, a death benefit will be paid to the employee’s beneficiaries in certain cases. For purposes of applying the provisions of the Internal Revenue Code and the Employee Retirement Income Security Act to the plan, the plan is intended to be an unfunded arrangement.
     The following table identifies the 2007 Named Executive Officers that participate in the plan, their contributions, our contributions and the earnings in 2007, and their aggregate balance at the end of 2007.

			Aggregate		Aggregate
	Executive	Registrant	Earnings	Aggregate	Balance at
	Contributions	Contributions	(losses) in Last	Withdrawals/	Last Fiscal
	in Last Fiscal	in Last Fiscal	Fiscal Year	Distributions	Year-End
Name	Year ($)	Year ($)	($)	($)	($)
Joseph Fortunato	—	—	—	—	—
Curtis J. Larrimer	—	—	(2,770)	—	210,512
Thomas Dowd	32,864	—	(1,703)	—	66,017
Joseph J. Weiss	—	—	—	—	—
Michael Locke	—	—	—	—	—
Robert J. DiNicola	—	—	—	—	—
Mark Weintrub	—	—	—	—	—
Employment and Separation Agreements with our 2007 Named Executive Officers
  Chief Executive Officer
     In November 2005, we entered into an employment agreement with Mr. Fortunato in connection with his appointment as President and Chief Executive Officer. The employment agreement provided for, among other things, an employment term through December 31, 2007 and an annual base salary of $550,000. The employment agreement was amended and restated in December 2006 to provide for, among other things, an employment term through December 31, 2008, subject to automatic one-year renewals unless we or Mr. Fortunato provide at least one year advance notice of termination, and an annual base salary of $750,000. Mr. Fortunato was entitled to an annual performance bonus with a target bonus of 50% and a maximum bonus of 120% of his annual base salary based upon our attainment of annual goals established by the Company Board or the Compensation Committee. Mr. Fortunato was also entitled to a one-time cash success bonus of $500,000 upon our change in control, as defined in the amended and restated employment agreement, or the completion of an initial public offering of common stock with gross proceeds of at least $200 million.
     As a result of the Merger, Mr. Fortunato was entitled to receive the $500,000 success bonus, which was paid to him on March 16, 2007, the closing date.
     In connection with the Merger, we entered into a new employment agreement with Mr. Fortunato, that provides for a five-year term with automatic annual one-year renewals thereafter unless we or Mr. Fortunato provide at least one-year advance notice of termination, and an annual base salary of not less than $800,000, subject to certain upward adjustments. Effective January 1, 2008, Mr. Fortunato’s annual base salary was increased to $825,000. The new employment agreement provides for an annual performance bonus with a target bonus of 75% and a maximum bonus of 125% of Mr. Fortunato’s annual base salary based upon our attainment of annual goals established by the Company Board or the Compensation Committee. The new employment agreement also provided that Mr. Fortunato will receive certain fringe benefits and perquisites similar to those provided to our other executive officers. The new Employment Agreement provides that upon a change in control all of Mr. Fortunato’s stock options will fully vest and become immediately exercisable and all restrictions with respect to restricted stock, if any, granted to Mr. Fortunato would lapse.
     Upon Mr. Fortunato’s termination for death or total disability we will be required to pay to him (or his guardian or personal representative):

•	a lump sum equal to his base salary plus the annualized value of his perquisites; and

•	a prorated share of the annual bonus he would have received had he worked the full year, provided bonus targets are met for such year.
We will also pay the monthly cost of COBRA coverage for Mr. Fortunato to the same extent we paid for such coverage prior to the termination date for the period permitted by COBRA or, in the case of disability, until Mr. Fortunato obtains other employment offering substantially similar or improved group health benefits. In addition, Mr. Fortunato’s outstanding stock options will vest and restrictions on restricted stock awards will lapse as of the date of termination, in each case, assuming he had continued employment during the calendar year in which termination occurs and for the year following such termination.
     Under the new employment agreement, if Mr. Fortunato’s employment is terminated without cause, he resigns for good reason, or we decline to renew the employment term for reasons other than those that would constitute cause after the initial five-year employment term, then, subject to Mr. Fortunato’s execution of a release:
•	Mr. Fortunato will receive payment of a lump sum amount of two times his base salary and the annualized value of his perquisites;

•	Mr. Fortunato will receive payment of a lump sum amount of two times his average annual bonus paid or payable with respect to the most recent three fiscal years;

•	we will pay the monthly cost of COBRA coverage for Mr. Fortunato to the same extent we paid for such coverage prior to the termination date for the period permitted by COBRA or until Mr. Fortunato obtains other employment offering substantially similar or improved group health benefits; and

•	Mr. Fortunato’s outstanding stock options will vest and restrictions on restricted stock awards will lapse if they would have otherwise done so in the 24 months following the termination had Mr. Fortunato continued to be employed (36 months if such termination occurs in anticipation of a change in control, or within the six months prior to, or at any time following, an initial public offering of our Parent’s common stock).
If such termination occurs in anticipation of or during the two-year period following a change in control, or within six months prior to or at any time following the completion of an initial public offering of our Parent’s common stock, the multiple of base salary and annualized perquisites and of average annual bonus will increase from two times to three times. A termination of Mr. Fortunato’s employment will be deemed to have been in anticipation of a change in control if such termination occurs at any time from and after the period beginning six months prior to a change in control and such termination occurs (i) after we or our Parent enter into a definitive agreement that provides for a change in control or (ii) at the request of an unrelated third party who has taken steps reasonably calculated to effect a change in control.
     All of Mr. Fortunato’s unvested equity award will be forfeited as of the date of his termination.
     For purposes of Mr. Fortunato’s employment agreement, “cause” generally means any of the following events as determined in good faith by a 2/3 vote of the Parent Board, Mr. Fortunato’s:
•	conviction of, or plea of nolo contendere to, a crime which constitutes a felony;

•	willful disloyalty or deliberate dishonesty with respect to the Company or our Parent that is injurious to our or our Parent’s financial condition, business or reputation;

•	commission of an act of fraud or embezzlement against us or our Parent;

•	material breach of any provision of his employment agreement or any other written contract or agreement with us or our Parent that is not cured; or

•	willful and continued failure to materially perform his duties or his continued failure to substantially perform duties requested or prescribed by the Parent Board or the Company Board which is not cured.
     For purposes of Mr. Fortunato’s employment agreement, “good reason” generally means, without Mr. Fortunato’s consent:
•	our failure to comply with any material provision of his employment agreement which is not cured;

•	a material adverse change in his responsibilities, duties or authority which, in the aggregate, causes his positions to have less responsibility or authority;

•	removal from his current positions or failure to elect (or appoint) him to, or removal of him from the Parent Board or the Company Board;

•	a reduction in his base salary; or

•	a relocation of his principal place of business of more than 75 miles.
     For purposes of Mr. Fortunato’s employment agreement, “change in control” generally means:
•	an acquisition representing 50% or more of either our Parent’s common stock or the combined voting power of the securities of our Parent entitled to vote generally in the election of the Parent Board;

•	a change in 2/3 of the member’s of Parent Board from the member as of the effective date of his employment agreement, unless approved by 2/3 of the members of the Parent Board on the effective date of his employment agreement or members nominated by such members;

•	the approval by Parent stockholders of (i) a complete liquidation or dissolution of our Parent or the Company or (ii) the sale or other disposition (other than a merger or consolidation) of all or substantially all of the assets of our Parent and its subsidiaries; or

•	we cease to be a direct or indirect wholly owned subsidiary of our Parent.
  Other 2007 Named Executive Officers
     In March 2005, we entered into an amended and restated employment agreement with Mr. Larrimer in connection with his appointment as Executive Vice President and Chief Financial Officer. Mr. Larrimer’s base salary under the employment agreement was increased to $350,000 per year in December 2006. Mr. Larrimer was entitled to an annual performance bonus as determined by the Compensation Committee. As described in

“Compensation Discussion and Analysis,” the Compensation Committee has adopted annual incentive plans setting forth target and maximum bonus amount and performance goals at various threshold levels.
     Effective December 31, 2007, the Company and Mr. Larrimer mutually agreed to terminate his employment agreement, and that Mr. Larrimer would resign as Executive Vice President and Chief Financial Officer of the Company. In connection with his termination of employment with the Company, the Company and Mr. Larrimer entered into an agreement that provides, among other things, for payment of Mr. Larrimer’s annual incentive bonus under the 2007 Incentive Plan, continued payment of his salary through March 31, 2008 and reimbursement of the cost of continuation coverage under COBRA through July 31, 2008 to the extent it exceeds the amount he paid for health insurance premiums immediately prior to his termination. Mr. Larrimer did not receive any other severance benefits in connection with the termination of his employment.
     We entered into employment agreements with Messrs. Dowd and Locke, each dated as of December 14, 2004. As discussed above, the employment agreements for Messrs. Dowd and Locke each expired effective December 31, 2007. Messrs. Dowd’s and Locke’s agreements provided for an initial annual base salary of $220,000 and $235,355, respectively, subject to annual review by the Company Board or the Compensation Committee. Mr. Dowd was promoted to the position of Executive Vice President of Store Operations and Development in May 2007 (retroactive to April 2007) and his annual base salary was increased to $310,000. Effective January 1, 2008, Messrs. Dowd’s and Locke’s annual base salary were increased to $320,000 and $260,000, respectively. The agreements contained substantially the same terms, including an annual performance bonus as determined by the Compensation Committee. As described in “Compensation Discussion and Analysis,” the Compensation Committee has adopted annual incentive plans setting forth target and maximum bonus amount and performance goals at various threshold levels.
     The employment agreements for Messrs. Dowd and Locke also provided for certain benefits upon termination of employment. Upon death or disability, Messrs. Dowd and Locke (or their estates) would have been entitled to the executive’s current base salary (less any payments made under company-sponsored disability benefit plans) for the remainder of the employment period, plus, subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment. Upon termination of employment by us without cause or voluntarily by Messrs. Dowd or Locke for good reason, subject to the execution of a written release, they would have been entitled to:
•	salary continuation for the remainder of the agreement term, or two years if the termination occurs upon or within six months following a change in control;

•	subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment; and

•	continuation of certain welfare benefits and perquisites through the remainder of the agreement term, or two years if the termination occurs upon or within six months following a change in control.
     For purposes of Messrs. Dowd’s and Locke’s employment agreements “cause” generally meant the executive’s:
•	material failure to comply with any material obligation imposed by his employment agreement;

•	being convicted of or pleading guilty or nolo contendere to, or being indicted for any felony;

•	theft, embezzlement, or fraud in connection with the performance of duties;

•	engaging in any activity that gives rise to a material conflict of interest with the company that was not cured;

•	misappropriation of any material business opportunity.
     For purposes of Mr. Messrs. Dowd’s and Locke’s employment agreements “good reason” generally meant, without the executive’s prior written consent:
•	the Company’s failure to comply with material obligations under his employment agreement;

•	the Company’s assigning him duties or responsibilities that are materially inconsistent with his positions, duties, responsibilities, titles and offices; or

•	the Company reducing his base salary.
     For purposes of Messrs. Dowd’s and Locke’s employment agreements “change in control” generally meant:
•	any person acquiring more than 50% of the voting power of the equity interests of the Company or any successor;

•	the sale, lease, transfer, conveyance, or other disposition of substantially all of the assets of the Company and its subsidiaries taken as a whole;

•	after an initial public offering of capital stock of the Company, during any period of two consecutive years, a change in the majority of the directors of the Company Board;

•	the adoption of a plan of complete liquidation of the Company.
     Currently, all of Messrs. Dowd and Locke unvested equity award will be forfeited as of the date of the executive’s termination.
     We entered into an employment agreement with Mr. Weiss effective on May 21, 2006. As discussed above, the employment agreements for Mr. Weiss expired effective December 31, 2007. The employment agreement provided for an initial annual base salary of $225,000, which was increased to $235,000 in December 2007. The employment agreement provided that Mr. Weiss was entitled to an annual performance bonus as determined by the Compensation Committee. As described in “Compensation Discussion and Analysis,” the Compensation Committee has adopted annual incentive plans setting forth target and maximum bonus amount and performance goals at various threshold levels.
     Mr. Weiss’s employment agreement also provided for certain benefits upon termination of his employment. Upon death or disability, he (or his estate) would have been entitled to his current base salary (less any payments made under company-sponsored disability benefit plans) for the remainder of the employment period, plus, subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment. Upon termination of employment by us without cause or voluntarily by Mr. Weiss for good reason, subject to his execution of a written release, he would have been entitled to:

•	salary continuation for the remainder of his agreement term, or two years if the termination occurs upon or within six months following a change in control;

•	subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment; and

•	reimbursement of COBRA premiums in excess of amount payable to the executive prior to termination for the remainder of his agreement term, or two years if the termination occurs upon or within six months following a change in control.
     The employment agreement for Mr. Weiss contained the same definition of “change in control” that was contained in Messrs. Dowd’s and Locke’s employment agreements.
     For purposes of Mr. Weiss’s employment agreement, “cause” generally meant Mr. Weiss’s:
•	failure to comply with any obligation under his employment agreement;

•	indictment for a felony or a misdemeanor that causes or is likely to cause harm or embarrassment to the Company;

•	theft, embezzlement or fraud in connection with the performance of duties;

•	engaging in any activity that gives rise to a material conflict with the Company;

•	misappropriation of any material business opportunity;

•	failure to comply, observe or carry out the Company’s rules, regulations, policies and code of ethics and/or conduct applicable to employees generally and senior executives;

•	substance abuse or use of illegal drugs that impairs the performance of his duties or causes or is likely to cause harm or embarrassment to the Company; or

•	conduct that he knows or should know is injurious to the Company.
     For purposes of Mr. Weiss’s employment agreement, “good reason” generally meant, without Mr. Weiss’s consent:
•	the Company’s failure to comply with material obligations under his employment agreement;

•	the Company’s changing his position as Senior Vice President, except that any change in his duties or responsibilities without changing his position will not constitute good reason and the Company may change his title based on need, or

•	a reduction in his base salary, unless all executives at the same level receive a substantially similar reduction.
     Currently, all of Mr. Weiss’s unvested equity award will be forfeited as of the date of the executive’s termination.
     We have not agreed to provide any of our executive’s with a gross-up for any amounts that would constitute a “parachute payment” under Section 280G of the Internal Revenue Code. Messrs. Fortunato’s

employment agreements provides, and Messrs. Dowd’s, Weiss’s and Locke’s employment agreements provided, that if any payment to the executive would be subject to, or result in, the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code, then the amount of such payments will be reduced to the highest amount that may be paid by us without subjecting such payment to the excise tax. Mr. Fortunato’s employment agreement provides that the reduction will not apply if he would, on a net after-tax basis, receive less compensation than if the payment were not so reduced.
     In connection with the Merger, Messrs. Fortunato, Larrimer, Dowd, Weiss, DiNicola and Weintrub each agreed to irrevocably waive any and all rights to receive any amounts in connection with the Merger that, individually or in the aggregate, would result in an excess “parachute payment” under Section 280G of the Internal Revenue Code. However, in connection with the Merger, and in accordance with Section 280G of the Internal Revenue Code, the stockholders of our Parent subsequently consented to each of the forgoing executive’s receiving such waived amounts and, pursuant to such waiver, not be subject to the adverse tax consequences to us and to the executive’s that would otherwise result from the payment of such amounts.
     In November 2006, in contemplation of a possible change in control of us, we entered into letter agreements with each of Messrs. Larrimer, Dowd and Weiss with respect to the payment of a success bonus if we completed a change in control transaction on or before June 30, 2007. The Merger was a change in control for purposes of the success bonuses and payments were made on the closing date as follows: Larrimer, $200,000; Dowd, $50,000; Weiss, $50,000.
     In March 2007, Messrs. Fortunato, Larrimer, Dowd, Weiss and Locke purchased shares of our Parent’s Class A common stock and Series A preferred stock in connection with the completion of the Merger. Under the terms of call agreements entered into with each of these 2007 Named Executive Officers, our Parent has the option to repurchase all or any portion of the shares held by each of these 2007 Named Executive Officers upon the termination of the 2007 Named Executive Officer’s employment with the Company for any reason. The option must be exercised within 180 days after the 2007 Named Executive Officer’s termination. Our Parent is generally entitled to repurchase the shares for the fair market value on the date of such termination. In the event that the 2007 Named Executive Officer is terminated for cause or the 2007 Named Executive Officer terminates employment without good reason, the purchase price will be the lesser of the 2007 Named Executive Officer’s cost and the fair market value on the date of termination. Our Parent exercised its option to purchase Mr. Larrimer’s shares at the fair market value on the date of termination following the termination of his employment effective December 31, 2007.
  Former Executive Officers
     In December 2005, we entered into an employment agreement with Mr. DiNicola, effective as of January 1, 2006. The employment agreement provided for an employment term through December 31, 2008, subject to automatic annual one-year renewals commencing on December 31, 2007 and each December 31 thereafter, unless we or Mr. DiNicola provided at least one year advance notice of termination. The employment agreement provided for an annual base salary of $750,000. Mr. DiNicola was entitled to an annual performance bonus pursuant to the terms of his employment agreement. He had a target bonus of 50% to 120% of his annual base salary, which was based upon our attainment of annual sales, EBITDA, and cash flow generation goals set by the Company Board or the Compensation Committee. Mr. DiNicola was also entitled to a one-time cash success bonus of $1.0 million upon a change in control of us meeting criteria established in the employment agreement. In connection with the employment agreement, in January 2006, we also granted to Mr. DiNicola 42,675 shares of our common stock. Mr. DiNicola resigned as our Executive Chairman of the Company Board effective immediately prior to the closing of the Merger. He was not entitled to any severance compensation under his employment agreement, but he was entitled to receive the $1.0 million success bonus, which was paid to him on March 16, 2007, the acquisition closing date.

     We entered into an employment agreement with Mr. Weintrub on March 31, 2006. The agreement provided for an initial employment term through March 31, 2008. The employment agreement provided for an annual base salary of $260,000, subject to annual review by the Company Board or the Compensation Committee, and an annual performance bonus as determined by the Compensation Committee. Effective September 30, 2007, the Company and Mr. Weintrub mutually agreed to terminate his employment agreement, and that Mr. Weintrub would resign as Senior Vice President, Chief Legal Officer and Secretary of the Company. In connection with his termination of employment with the Company, the Company and Mr. Weintrub entered into an agreement that provided, among other things, for:
•	continued payment of his salary through July 31,2008;

•	reimbursement of the cost of continuation coverage under COBRA through July 31, 2008 to the extent it exceeds the amount he paid for health insurance premiums immediately prior to his termination;

•	use of his Company provided mobile phone and blackberry, at our expense, until November 30, 2007; and

•	reimbursement for his parking expenses through October 31, 2007.
Mr. Weintrub did not receive any other severance benefits in connection with the termination of his employment. In addition, upon termination of his employment the Company exercised its option to purchase at the fair market value on the date of termination shares of the Company stock purchased by Mr. Weintrub in connection with the Merger pursuant the terms of a call agreement entered into between the Company and Mr. Weintrub.
  General
     Mr. Fortunato’s employment agreement contains, and the employment agreements for the other 2007 Named Executive Officers contained:
•	terms of confidentiality concerning trade secrets and confidential or proprietary information which may not be disclosed by the executive except as required by court order or applicable law; and

•	certain non-competition and non-solicitation provisions which restrict the executive and certain relatives from engaging in activities against our interests or those of our parent companies during the term of employment and, in the case of Mr. Fortunato, eighteen months following the termination of his employment, and in the case of the other 2007 Named Executive Officers, for the longer of the first anniversary of the date of termination of employment or the period during which the executive receives termination payments.
Potential Termination or Change-in-Control Payments
     The following tables summarize the value of the compensation that certain 2007 Named Executive Officers would have received if they had terminated employment on December 31, 2007 under the circumstances shown or if we would have undergone a change in control on such date. The tables exclude (1) compensation amounts accrued through December 31, 2007 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and (2) vested account balances under our 401(k) Plan that are generally available to all of our salaried employees. Where applicable, the amounts reflected for the prorated annual incentive compensation in 2007 are the amounts that will actually be paid to the 2007 Named Executive Officers in March 2008 under the 2007 Incentive Plan, since the hypothetical termination date is the last day of the fiscal year for which the bonus is to be determined.
     As discussed above, Messrs. Larrimer, DiNicola and Weintrub terminated employment effective on or prior to December 31, 2007. Accordingly, we have not included summary tables for such 2007 Named Executive Officers.
     Where applicable, the information in the tables uses a fair market value per share of $6.93 as of December 31, 2007 for GNC Parent Corporation’s common stock. Since the Merger, the Compensation Committee has used a valuation methodology in which the fair market value of the common stock is based on our business enterprise value, as adjusted to reflect our estimated excess cash and the fair market value of our debt.
     For purposes of calculating any hypothetical reduction payment as a result of change in control payments, we have assumed that the change in control payments for any of the 2007 Named Executive Officers would have included the amount of 2007 annual incentive compensation, and the value of any options granted in 2007. To the extent any of these amounts were paid prior to December 31, 2007, they are not reflected in the tables below.
  Chief Executive Officer
  Joseph Fortunato

	Termination		Termination
	w/o Cause or	Termination	w/o Cause or	Termination
	for Good	w/o Cause or	for Good	w/o Cause or
	Reason or	for Good	Reason in	for Good
	Non-renewal	Reason upon	anticipation	Reason in
	of the	a Change in	of a Change	Connection	Voluntary	Death or	Change in
	Agreement	Control	in Control	with an IPO	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)	($)	($)
Lump Sum Base Salary	1,650,000	2,475,000	2,475,000	2,475,000	—	825,000	—
Lump Sum Annual Incentive Compensation	919,557	1,379,336	1,379,336	1,379,336	—	459,779	—
Lump Sum Annualized Value or Perquisites	148,600	222,900	222,900	222,900	—	74,300	—
Prorated Annual Incentive Compensation	700,875	700,875	700,875	700,875	—	459,779	—
Health & Welfare Benefits	20,719	20,719	20,719	20,719	—	20,719	—
Accelerated Vesting of Stock Options	1,105,017	2,210,035	1,657,526	1,657,526	—	552,509	2,210,035
Payment Reduction	—	(768,919)	(479,340)	—	—	—	—
Net Value	4,544,769	6,239,946	5,977,016	6,456,356	—	2,392,085	2,210,035

     Mr. Fortunato entered into an employment agreement in connection with the Merger. See “—Employment Agreements with Our 2007 Named Executive Officers — Chief Executive Officer” for a description of the severance and change in control benefits provided under Mr. Fortunato’s employment agreement.
     As stated above, Mr. Fortunato’s employment agreements provides that if any payment would have been subject to or result in the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code, then the amount of such payments would have been reduced to the highest amount that may be paid by us without subjecting such payment to the excise tax. Mr. Fortunato’s employment agreement provides that the reduction will not apply if he would, on a net after-tax basis, receive less compensation than if the payment were not so reduced. Based on a hypothetical change in control on December 31, 2007, Mr. Fortunato would have been subject to a reduction payment if his employment had also been terminated at the time of a December 31, 2007 change in control or on December 31, 2007 in anticipation of a change in control, but not upon a change in control without an employment termination. The calculation of the payment reduction amounts do not include a valuation of the non-competition covenant in Mr. Fortunato’s employment agreements. A portion of the severance payments payable to Mr. Fortunato may be attributable to reasonable compensation for the non-competition covenant and could eliminate or reduce the reduction amount.
     Finally, although there is no requirement to do so or guarantee that it would have been paid, we have assumed that, in the exercise of discretion by the Compensation Committee, Mr. Fortunato would have been paid his prorated annual incentive compensation for the year in which his employment was terminated based on a hypothetical termination date of the end of that year, other than in this case of his voluntary termination without good reason or a termination by the Company for cause.
     Upon a termination of employment on December 31, 2007, the shares of our Parent’s common stock owned by Mr. Fortunato would have been subject to repurchase by us or our designee for a period of 180 days (270 days upon termination because of death or disability) following the termination based on fair value as determined by the Company Board.
  Other 2007 Named Executive Officers
  Thomas Dowd

		Termination w/o
		Cause or for
		Good Reason
	Termination w/o	within 6 Months
	Cause or for	after a Change	Voluntary	Death or	Change in
	Good Reason	in Control	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)
Base Salary Continuation	—	640,000	—	—	—
Prorated Annual Incentive Compensation	168,702	168,702	—	168,702	—
Health & Welfare Benefits	—	20,311	—	—	—
Accelerated Vesting of Stock Options	—	—	—	—	—
Payment Reduction	—	—	—	—	—
Net Value	168,702	829,013	—	168,702	—

  Joseph J. Weiss

		Termination w/o
		Cause or for
		Good Reason
	Termination w/o	within 6 Months
	Cause or for	after a Change	Voluntary	Death or	Change in
	Good Reason	in Control	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)
Base Salary Continuation	—	470,000	—	—	—
Prorated Annual Incentive Compensation	114,540	114,540	—	114,540	—
Health & Welfare Benefits	—	20,311	—	—	—
Accelerated Vesting of Stock Options	—	—	—	—	—
Payment Reduction	—	—	—	—	—
Net Value	114,540	604,851	—	114,540	—

  Michael Locke

		Termination w/o
		Cause or for
		Good Reason
	Termination w/o	within 6 Months
	Cause or for	after a Change	Voluntary	Death or	Change in
	Good Reason	in Control	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)
Base Salary Continuation	—	520,000	—	—	—
Prorated Annual Incentive Compensation	123,006	123,006	—	123,006	—
Health & Welfare Benefits	—	18,898	—	—	—
Accelerated Vesting of Stock Options	—	—	—	—	—
Payment Reduction	—	—	—	—	—
Net Value	123,006	661,904	—	123,006	—
     As discussed above, the employment agreements for Messrs. Dowd, Weiss and Locke expired effective December 31, 2007. The amounts set forth in the tables above are based on the amount of severance payments and benefits they would have received under their employment agreements as in effect on December 31, 2007 had their employment been terminated on that date. See “—Employment Agreements with Our 2007 Named Executive Officers — Other 2007 Named Executive Officers” for a description of the severance benefits they would have been entitled to under their employment agreements as in effect prior to January 1, 2008.
     In the event of a change in control of the Company, the 2007 Stock Plan provides that unvested stock options generally may be fully vested, cancelled for fair value or substituted for awards that substantially preserve the applicable terms of the stock options. We have assumed for purposes of the table that upon a change in control of the Company, Messrs. Dowd’s, Weiss’s and Locke’s unvested stock options would be substituted for awards that substantially preserve the applicable terms of the stock options. In the event that in the exercise of discretion by the Compensation Committee, Messrs. Dowd’s, Weiss’s and Locke’s unvested stock options would have become vested in connection with a change in control on December 31, 2007, the value of their vested options as of such would have been: Mr. Dowd — $393,838; Mr. Weiss — $236,927; and Mr. Locke — $236,927.
     As stated above, Messrs. Dowd’s, Weiss’s and Locke’s employment agreements provided that if any payment would have been subject to or result in the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code, then the amount of such payments would have been reduced to the highest amount that may be paid by us without subjecting such payment to the excise tax. Based on a hypothetical change in control on December 31, 2007, none of these executives would have been subject to a reduction payment upon a change in control without an employment termination or if his employment had also been terminated at the time of a December 31, 2007 change in control, in each case including if they had they received full vesting of their stock options.

     Messrs. Dowd’s and Locke’s employment agreements provided that the executive could have elected to receive the present value of the continuation of base salary and their pro rated annual incentive compensation in a lump sum based upon a present value annual discount rate equal to 6%. We have assumed for purposes of the table that such executives would not have made such election.
     Finally, although there is no requirement to do so or guarantee that it would have been paid, we have assumed that, in the exercise of discretion by the Compensation Committee, Messrs. Dowd, Weiss and Locke would have been paid their prorated annual performance bonus for the year in which their employment was terminated based on a hypothetical termination date of the end of that year, other than in this case of such executive’s voluntary termination without good reason or a termination by the Company for cause.
     Upon a termination of employment on December 31, 2007, the shares of our Parent’s common stock owned by Messrs. Dowd, Weiss and Locke would have been subject to repurchase by us or our designee for a period of 180 days (270 days upon termination because of death or disability) following the termination based on fair value as determined by the Company Board.
Director Compensation
     Pursuant to our director compensation policy, effective as August 15, 2007, we compensate our directors as follows: (i) our non-employee chairman receives an annual retainer of $100,000 and (ii) our non-employee directors receive an annual retainer of $40,000. Effective February 2008, the Parent Compensation Committee approved an increase in the annual retainer of the non-employee chairman to $200,000. Directors are not entitled to any additional cash compensation such as fees for attending meetings. However, each non-employee director is entitled to receive a grant of non-qualified stock options to purchase a minimum of 36,176 shares of Parent’s common stock. Any director or chairman who is employed by Ares Corporate Opportunities Fund II, L.P., Ontario Teachers and other purchasers in connection with the Merger is not entitled to any retainers or stock option grants.
     The director compensation policy in effect prior to the Merger provided for our executive chairman of the Company Board and each non-employee director to receive an annual retainer of $40,000 and a stipend of $2,000 for each board meeting attended in person or $500 for each meeting attended telephonically. Additionally, under that policy non-employee directors serving on board committees would receive a stipend of $1,000 for each meeting attended in person or $500 for each meeting attended telephonically. In addition, each non-employee director, upon election or appointment to the Company Board would receive a grant of non-qualified stock options to purchase a minimum of 42,675 shares of GNC Parent Corporation’s common stock, with the number to be determined by the Parent Board in its discretion. When granted, these director options were fully vested and immediately exercisable, had an exercise price equal to the fair market value per share of the GNC Parent Corporation common stock on the date of grant, and expired in ten years, even upon the director’s termination of service with GNC Parent Corporation or us.
     The table below sets forth information with respect to compensation for our directors for 2007. Other than Mr. Fortunato, who received no separate director compensation, all of the directors serving on Company Board on March 16, 2007, resigned from the Company Board effective as of that date, the closing date of the Merger. Mr. Larrimer was appointed as a member of the Company Board effective March 7, 2007 and was removed from such position by our Parent effective March 16, 2007. Mr. Larrimer did not receive any separate director compensation. The compensation paid to Mr. DiNicola as a director is reflected in the Summary Compensation Table above. Accordingly, Messrs. Fortunato, Larrimer, or DiNicola are therefore not listed in the table below.
     Norman Axelrod, David B. Kaplan, Jeffery B. Schwartz, Lee Sienna, Josef Prosperi, Michele J. Buchignani and Robert M. Lynch were each appointed as members of the Company Board effective as of March 16, 2007. Mr. Lynch resigned effective April 21, 2007 and did not receive any compensation for serving as a director. As stated above, any employee employed by Ares or Ontario Teachers are not entitled to any additional compensation for serving as directors. Accordingly, Messrs. Kaplan, Schwartz, Sienna and Prosperi and Ms. Buchignani are therefore not listed in the table below.
     Richard D. Innes and Carmen Fortino were elected as directors to the Company Board effective July 17, 2007. Effective January 2, 2008, we entered into an employment agreement with Beth J. Kaplan in connection with her appointment as our President and Chief Merchandising and Marketing Officer. Ms. Kaplan was appointed as a member of the Company Board effective February 12, 2008, and, therefore, received no director compensation in 2007.

					Change in
					Pension Value
					and Non-
	Fees				qualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)[1,2]	($)	($)	($)[3]	($)
Laurence M. Berg	13,000	—	—	—	—	447,821	460,821
Michael S. Cohen	12,000	—	—	—	—	353,509	365,509
Peter P. Copses	14,000	—	—	—	—	447,821	461,821
George G. Golleher	12,500	—	—	—	—	985,206	997,706
Joseph W. Harch	12,500	—	—	—	—	447,821	460,321
Andrew S. Jhawar	14,500	—	—	—	—	447,821	462,321
Edgardo A. Mercadante	13,000	—	—	—	—	806,076	819,076
John R. Ranelli	12,500	—	—	—	—	71,854	84,354
Norman Axelrod	79,450	—	588,282	—	—	—	667,822
Richard D. Innes	18,440 [4]	—	58,244	—	—	—	76,684
Carmen Fortino	18,440 [4]	—	58,244	—	—	—	76,684

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123R for all option awards held by such person and outstanding on December 31, 2007. For additional information, see Note 19 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The amounts reflect the accounting expense for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards. The grant date fair value of the stock option awards was $1.67, calculated in accordance with FAS 123R.

(2)	The table below sets forth information regarding exercisable and unexercisable stock options granted to the listed directors and held as of the end of 2007. No other stock awards were made to the directors, and no stock options were exercised by the directors in 2007.

Aggregate Number of
Option Awards
Outstanding at Fiscal
Name	Year End (#)
Norman Axelrod	365,392
Richard D. Innes	36,176
Carmen Fortino	36,176

(3)	All other compensation for the listed directors reflects payments made pursuant to the terms of the Merger on March 16, 2007, for outstanding options canceled in connection with the Merger in an amount equal to the excess, if any, of the per share merger consideration paid in the Merger over the exercise price per share of the option, multiplied by the number of shares of GNC Parent Corporation common stock subject to the option.

(4)	Messrs. Innes and Fortino received payment in Canadian Dollars in the amounts of CAN $12,784 and CAN $12,772, respectively. The amount set forth in the table above reflect such amounts reflected in U.S. Dollars based on a conversion rate of .9904 as of January 3, 2008 and .9895 as of February 26, 2008, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth, as of January 1, 2008 (the “Ownership Date”), the number of shares of our Parent’s common stock beneficially owned by (1) each person or group known by us to own beneficially more than 5% of the outstanding shares of our Parent’s common stock, (2) each director, (3) each of the named executive officers, and (4) all directors and executive officers as a group.
     Percentage ownership is based on a total of 87,799,995 shares of our Parent’s Class A common stock and Class B common stock and 30,000,005 shares of our Parent’s Series A preferred stock outstanding as of the Ownership Date, subject to the assumptions described below.
     Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. In accordance with SEC rules, if a person has a right to acquire beneficial ownership of any shares of our Parent’s common stock, on or within 60 days of the Ownership Date, upon exercise of outstanding options or otherwise, the shares are deemed beneficially owned by that person and are deemed to be outstanding solely for the purpose of determining the percentage of shares that person beneficially owns. These shares are not included in the computations of percentage ownership for any other person.

	Beneficial Ownership
	Class A	Class B		Series A
	Common	Common		Preferred
Name of Beneficial Owner	Shares	Shares	Percentage	Shares	Percentage
Directors and Named Executive Officers[1,2]:
Norman Axelrod	59,626	—	*	20,374	*
Michele Buchignani[3]	—	—	—	—	—
Robert J. DiNicola	—	—	—	—	—
Thomas Dowd	51,726	—	*	17,674	*
Carmen Fortino	—	—	—	—	—
Joseph Fortunato	248,493	—	*	84,907	*
Richard D. Innes	—	—	—	—	—
Beth J. Kaplan	—	—	—	—	—
David B. Kaplan[4]	—	—	—	—	—
Curtis J. Larrimer	—	—	—	—	—
Michael Locke	41,440	—	*	14,160	*
Josef Prosperi[3]	—	—	—	—	—
Jeffrey B. Schwartz[5]	—	—	—	—	—
Lee Sienna[3]	—	—	—	—	—
Joseph J. Weiss	41,440	—	*	14,160	*
Mark Weintrub	—	—	—	—	—
All directors and executive officers as a group (24 persons)	617,431	—	*	210,969	*

Beneficial Owners of 5% or More of Outstanding Parent’s Common Stock :
Ares Corporate Opportunities Fund II, L.P6	33,539,898	—	38.2%	11,460,102	38.2%
KL Holdings LLC[7]	4,605,028	—	5.2%	1,573,472	5.2%
Ontario Teachers’ Pension Plan Board[8]	14,581,393	28,168,561	48.7%	14,607,046	48.7%

*	Less than 1% of the outstanding shares.

(1)	Except as otherwise noted, the address of each director is c/o Ares Corporate Opportunities Fund II, L.P., 1999 Avenue of the Stars, Los Angeles, California 90067 and the address of each current executive officer is c/o General Nutrition Centers, Inc., 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222.

(2)	On March 16, 2007, in connection with the March 2007 Merger, our Parent entered into a stockholders agreement with each of our stockholders. Pursuant to the stockholders agreement, as amended February 12, 2008, our Parent’s principal stockholders each have the right to designate four members of our Parent’s board of directors (or, at the sole option of each, five members of the board of directors, one of which shall be independent, for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent). As a result, each of Ares Corporate Opportunities Fund II, L.P. and Ontario Teachers’ Pension Plan Board may be deemed to be the beneficial owner of the shares of our Parent’s common stock and preferred stock held by the other parties to the stockholders’ agreement. Ares Corporate Opportunities Fund II, L.P. and Ontario Teachers’ Pension Plan Board each expressly disclaims beneficial ownership of such shares of our Parent’s common stock and preferred stock.

(3)	Ms. Buchignani and Mr. Prosperi are directors of the private equity group of Ontario Teachers’ Pension Plan Board. Mr Sienna is a Vice President, Private Capital of Ontario Teachers’ Pension Plan Board. Each of Ms. Buchignani, Mr. Prosperi and Mr. Sienna disclaims beneficial ownership of the shares of our Parent’s common stock and preferred stock owned by Ontario Teachers’ Pension Plan Board. The address for each of Ms. Buchignani, Mr. Prosperi and Mr. Sienna is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(4)	Mr. Kaplan is a Senior Partner in the Private Equity Group of Ares Management, Inc. and a member of Ares Partners Management Company, LLC, which are affiliates of ACOF II. Mr. Kaplan disclaims beneficial ownership of the shares owned by ACOF II, except to the extent of any pecuniary interest therein.

(5)	Mr. Schwartz is a Principal in the Private Equity Group of Ares Management, Inc., an affiliate of ACOF II. Mr. Schwartz disclaims beneficial ownership of the shares of common stock and preferred stock owned by ACOF II, except to the extent of any pecuniary interest therein.

(6)	Reflects shares owned by Ares Corporate Opportunities Fund II, L.P. (“ACOFII”). The general partner of ACOF II is ACOF Management II, L.P. (“ACOF Management II”) and the general partner of ACOF Management II, and day-to-day manager of ACOF II, is ACOF Operating Manager II, L/P. (“ACOF Operating Manager II”). ACOF Operating Manager II, in turn, is owned by Ares Management LLC and Ares Management, Inc., each of which is directly and indirectly owned by Ares Partners Management Company, LLC. Each of the foregoing entities (collectively, the “Ares Entities”) and the partners, members and managers thereof, other than ACOF II, disclaims beneficial ownership of the shares owned by ACOF II, except to the extent of any pecuniary interest therein. The address of each Ares Entity is 1999 Avenue of the Stars, Suite 1900, Los Angeles, CA 90067.

(7)	The address of KL Holdings LLC is 1250 Fourth Street, Santa Monica, California 90401.

(8)	The address of Ontario Teachers’ Pension Plan Board is 5650 Yonge Street, Toronto, Ontario M2M 4H5.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Management Services Agreement
     Upon completion of the Merger, we entered into a management services agreement with our Parent. Under the agreement, our Parent agreed to provide us and our subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. Under the terms of the management services agreement, we have agreed to provide customary indemnification to our Parent and its affiliates and those providing services on its behalf. In addition, upon completion of the Merger, we incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to our Parent for services rendered in connection with the Merger.
Stockholders’ Agreement
     Upon completion of the Merger, our Parent entered into a stockholders agreement with each of its stockholders, which includes certain of our directors, employees, and members of our management and our principal stockholders. The stockholders agreement was amended and restated as of February 12, 2008. Through a voting agreement, the amended and restated stockholders agreement gives each of Ares Corporate Opportunities Fund II, L.P. (“Ares Fund II”) and Ontario Teachers’ Pension Plan Board, our Parent’s principal stockholders, the right to designate four members of our Parent’s board of directors (or, at the sole option of each, five members of the board of directors, one of which shall be independent) for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent. The voting agreement also provides for election of our Parent’s then-current chief executive officer to our Parent’s board of directors. Under the terms of the amended and restated stockholders agreement, certain significant corporate actions require the approval of a majority of directors on the board of directors, including a majority of the directors designated by Ares Fund II and a majority of the directors designated by Ontario Teachers’. The amended and restated stockholders agreement also contains significant transfer restrictions and certain rights of first offer, tag-along, and drag-along rights. In addition, the amended and restated stockholders agreement contains registration rights that require our Parent to register common stock held by the stockholders who are parties to the stockholders agreement in the event our Parent registers for sale, either for its own account or for the account of others, shares of its common stock.
Apollo Management and Advisory Services
     Immediately prior to the completion of the Numico acquisition, we, together with GNC Corporation, entered into a management services agreement with Apollo Management V, L.P., which controlled the principal stockholder of GNC Parent Corporation until the consummation of the Merger. Under this management services agreement, Apollo Management V agreed to provide to GNC Corporation and us investment banking, management, consulting, and financial planning services on an ongoing basis and financial advisory and investment banking services in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for a fee of $1.5 million per year, plus reimbursement of expenses. Under the management services agreement, GNC Corporation and us agreed to provide customary indemnification.

The merger agreement required the management services agreement to be terminated on or before the closing of the merger. Our board of directors and the board of directors of GNC Corporation approved the termination of the management services agreement in exchange for a one-time payment to Apollo Management V of $7.5 million, representing approximately the present value of the management fees payable for the remaining term of the management services agreement, which was paid upon closing of the Merger.
Dividend and Discretionary Payments
     In November 2006, GNC Parent Corporation paid a dividend totaling $275.0 million to its common stockholders of record. We also made discretionary payments to each of our employee and non-employee optionholders. Discretionary payments totaling approximately $17.2 million were made in December 2006 determined based upon the dividend payment per share and the number of outstanding vested option shares held by each optionholder as of December 15, 2006. We also determined to make discretionary payments based upon the dividend payment per share and the number of outstanding unvested option shares held by each optionholder following December 15, 2006, which were paid upon closing of the Merger.
Director Independence
     Through a voting agreement, our Parent’s stockholders agreement gives each of our Parent’s principal stockholders, the right to designate three members of our Parent’s board of directors (or, at the sole option of each, four members of the board of directors, one of which shall be independent) for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent. The voting agreement also provides for election of our Parent’s then-current chief executive officer to our Parent’s board of directors. Our Parent’s board of directors intends for our board of directors and the board of directors of GNC Corporation to have the same composition, which was put into place effective March 16, 2007 following the closing of the Merger. Each member of the current board of directors is either an affiliate of one of our Parent’s principal stockholders or one of our executive officers.
     Our board of directors has historically had an audit committee and a compensation committee, which have had the same members as the audit committee and compensation committee of our direct and ultimate parent companies. In connection with the Merger, our board of directors appointed members to the audit committee and the compensation committee, which are the same members as the audit committee and compensation committee of our direct and ultimate parent companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
     Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the years ended December 31, 2007 and 2006, were:

	2007	2006
	(in thousands)
Type of Fee
Audit Fees.	$1,146	$1,136
Tax Fees.	73	188
Other Fees	—	11

Total.	$1,219	$1,335

     The Audit Fees for the years December 31, 2007 and 2006, respectively, were for professional services rendered by PricewaterhouseCoopers for the audit of our consolidated annual financial statements, review of our quarterly consolidated financial statements, issuance of consents, assistance with registration statements and offering memorandums and statutory audits. The Audit fee for the year ended December 31, 2007 also includes the audit of our financial statements for the period from January 1 through March 15, 2007.
Audit-Related Fees
     PricewaterhouseCoopers did not bill us any fees during the years ended December 31, 2007 and 2006, for audit related services.
Tax Fees
     The Tax Fees for the years ended December 31, 2007 and 2006, were for services rendered by PricewaterhouseCoopers relating to tax compliance.
All Other Fees
     All other fees for the year ended December 31, 2006 include initial license fees related to benchmarking software.
     In accordance with policies adopted by our audit committee, all audit and non-audit related services to be performed by our independent public accountants must be approved in advance by the audit committee or by a designated member of the audit committee. All services rendered by PricewaterhouseCoopers were approved by our audit committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a) Documents filed as part of this report:
(1)	Financial statements filed in Part II, Item 8 of this report:
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets As of December 31, 2007 and December 31, 2006

•	Consolidated Statements of Operations and Comprehensive Income
For the period from March 16 to December 31, 2007, the period from January 1 to March 15, 2007, and the years ended December 31, 2006 and 2005

•	Consolidated Statements of Stockholders’ (Deficit) Equity For the period from March 16 to December 31, 2007, the period from January 1 to March 15, 2007, and the years ended December 31, 2006 and 2005

•	Consolidated Statements of Cash Flows For the period from March 16 to December 31, 2007, the period from January 1 to March 15, 2007, and the years ended December 31, 2006 and 2005

•	Notes to Consolidated Financial Statements
(2)	Financial statement schedule:

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
General Nutrition Centers, Inc. and Subsidiaries
Valuation and Qualifying Accounts

		Additions
		charged
	Balance at	to costs		Balance
	beginning	and		at end of
	of period	expense	Deductions	period
	(in thousands)
Allowance for doubtful accounts(1)
Twelve months ended December 31, 2004	14,990	8,431	(11,163)	12,258
Twelve months ended December 31, 2005	12,258	9,736	(11,375)	10,619
Twelve months ended December 31, 2006	10,619	4,693	(10,930)	4,381
Twelve months ended December 31, 2007	4,381	2,902	(3,408)	3,875

Inventory Reserves
Twelve months ended December 31, 2004	19,251	17,344	(22,034)	14,561
Twelve months ended December 31, 2005	14,561	3,864	(6,272)	12,153
Twelve months ended December 31, 2006	12,153	3,755	(5,112)	10,796
Twelve months ended December 31, 2007	10,796	3,288	(4,225)	9,859
(1)	These balances are the total allowance for doubtful accounts for trade accounts receivable and the current and long-term franchise note receivable.

(3) Exhibits:
     Listed below are all exhibits filed as part of this report. Certain exhibits are incorporated by reference from statements and reports previously filed by the Company or our Parent with the SEC pursuant to Rule 12b-32 under the Exchange Act:
INDEX TO EXHIBITS
3.1 Certificate of Incorporation of General Nutrition Centers, Inc. (the “Company”) (f/k/a Apollo GNC Holding, Inc.). (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
3.2 Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
3.3 By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
4.1 Amended and Restated Stockholders Agreement, dated February 12, 2008, by and among GNC Acquisition Holdings Inc. (“Holdings”), Ares Corporate Opportunities Fund II, L.P., Ontario Teachers’ Pension Plan Board and the others stockholders party thereto.*
4.2 Indenture, dated as of March 16, 2007, among General Nutrition Centers, Inc., the Guarantors named therein and LaSalle Bank National Association, as trustee, governing the Senior Floating Rate Toggle Notes due 2014. (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (File No. 333-144396), filed July 6, 2007.)
4.3 Form of Senior Floating Rate Toggle Note due 2014. (Incorporated by reference to Exhibit 4.2 above.)
4.4 Indenture, dated as of March 16, 2007, among General Nutrition Centers, Inc., the Guarantors named therein and LaSalle Bank National Association, as trustee, governing the 10.75% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4, filed July 6, 2007.)
4.5 Form of 10.75% Senior Subordinated Note due 2015 (Incorporated by reference to Exhibit 4.4 above.)
4.6 Registration Rights Agreement, dated as of March 16, 2007, by and among General Nutrition Centers, Inc. and J.P. Morgan Securities Inc., Goldman, Sachs & Co. and Lehman Brothers Inc. with respect to the Senior Floating Rate Toggle Notes due 2014. (Incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-4, filed July 6, 2007.)
4.7 Registration Rights Agreement, dated as of March 16, 2007, by and among General Nutrition Centers, Inc. and J.P. Morgan Securities Inc., Goldman, Sachs & Co. and Lehman Brothers Inc. with respect to the 10.75% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4, filed July 6, 2007.)
10.1 Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 23, 1999, from Gustine Sixth Avenue Associates, Ltd., as Mortgagor, to Allstate Life Insurance Company, as Mortgagee. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.2 Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.3 Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.4 Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)

10.5 Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.6 Know-How License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.7 Know-How License Agreement, dated December 5, 2003, by and between Numico Research B.V. and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.8 Know-How License Agreement, dated December 5, 2003, by and between General Nutrition Corporation and N.V. Nutricia. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.9 Patent License Agreement, dated December 5, 2003, by and between General Nutrition Investment Company and Numico Research B.V. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.10 GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)
10.11 Amendment No. 1 to GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan.*
10.12 Form of GNC Acquisition Holdings Inc. 2007 Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.13 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)
10.13 Form of GNC Acquisition Holdings Inc. 2007 Incentive Stock Option Agreement.*
10.14 Employment Agreement, dated as of December 14, 2004, by and between the Company and Thomas Dowd. (Incorporated by reference to Exhibit 10.18 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)
10.15 Employment Agreement, dated as of March 16, 2007, by and between the Company, Holdings and Joseph M. Fortunato. *
10.16 Employment Agreement, dated as of December 19, 2007, by and between the Company, Holdings and Beth Kaplan.*
10.17 GNC/Rite Aid Retail Agreement, dated as of December 8, 1998, by and between General Nutrition Sales Corporation and Rite Aid Corporation.† (Incorporated by reference to Exhibit 10.24 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 9, 2004.)
10.18 Amendment to the GNC/Rite Aid Retail Agreement, dated as of November 20, 2000, by and between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp.† (Incorporated by reference to Exhibit 10.25 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 9, 2004.)
10.19 Amendment to the GNC/Rite Aid Retail Agreement dated as of May 1, 2004, between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp.† (Incorporated by reference to Exhibit 10.26 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 9, 2004.)
10.20 Form of indemnification agreement for directors. (Incorporated by reference to Exhibit 10.22.1 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)

10.21 Form of indemnification agreement for executive officers. (Incorporated by reference to Exhibit 10.22.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)
10.22 Amended and Restated Stock Purchase Agreement, dated as of November 21, 2006, by and among GNC Parent and GNC Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 28, 2006).
10.23 Management Services Agreement, dated as of March 16, 2007, by and between GNC Acquisition Holdings Inc. and the Company. (Incorporated by reference to Exhibit 10.25 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)
10.24 Credit Agreement, dated as of March 16, 2007, among GNC Corp., the Company, the lenders party thereto, J.P. Morgan Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, Goldman Sachs Credit Partners L.P., as syndication agent, Merrill Lynch Capital Corporation and Lehman Commercial Paper Inc., as documentation agents and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.31 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007).
10.25 Guarantee and Collateral Agreement, dated as of March 16, 2007, by GNC Corp, the Company and the guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.32 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007).
10.26 Form of Intellectual Property Security Agreement, dated as of March 16, 2007, by GNC Corp, the Company and the guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.26 above.)
10.27 Amended and Restated GNC/Rite Aid Agreement, dated as of July 31, 2007, by and between Nutra Sales Corporation (f/k/a General Nutrition Sales Corporation) and Rite Aid Hdqtrs. Corp. (Incorporated by reference to Exhibit 10.34 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007). †
12.1 Statement re: Computation of Ratio of Earnings to Fixed Charges.*
21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 10.34 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007).
* Filed herewith
† Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the SEC.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENERAL NUTRITION CENTERS, INC.

By:	/s/ Joseph Fortunato

Joseph Fortunato
Chief Executive Officer
Dated: March 14, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph Fortunato

Joseph Fortunato
Director and Chief Executive Officer (principal executive officer)
Dated: March 14, 2008

By:	/s/ J. Kenneth Fox

J. Kenneth Fox
Interim Chief Financial Officer (principal financial and accounting officer)
Dated: March 14, 2008

By:	/s/ Norman Axelrod

Norman Axelrod
Chairman of the Board of Directors
Dated: March 14, 2008

By:	/s/ David B. Kaplan

David B. Kaplan
Director
Dated: March 14, 2008

By:	/s/ Jeffrey B. Schwartz

Jeffrey B. Schwartz
Director
Dated: March 14, 2008

By:	/s/ Lee Sienna

Lee Sienna
Director
Dated: March 14, 2008

By:	/s/ Josef Prosperi

Josef Prosperi
Director
Dated: March 14, 2008

By:	/s/ Michele J. Buchignani

Michele J. Buchignani
Director
Dated: March 14, 2008

By:	/s/ Richard D. Innes

Richard D. Innes
Director
Dated: March 14, 2008

By:	/s/ Carmen Fortino

Carmen Fortino
Director
Dated: March 14, 2008

By:	/s/ Beth J. Kaplan

Beth J. Kaplan
Director
Dated: March 14, 2008