Form 10-Q
period 2008-03-31
GENERAL NUTRITION CENTERS, INC.
filed 2008-05-09
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission File Number: 333-144396
GENERAL NUTRITION CENTERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-1575168
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

300 Sixth Avenue Pittsburgh, Pennsylvania (Address of principal executive offices)	15222 (Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of April 30, 2008, 100 shares of the General Nutrition Centers, Inc. $0.01 par value Common Stock (the “Common Stock”) were outstanding. All shares of our Common Stock are held by GNC Corporation, (our “Parent”).

		PAGE

	PART I — FINANCIAL INFORMATION

Explanatory Note.

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2008, the sixteen days ended March 31, 2007, and the period ended March 15, 2007	2

	Unaudited Consolidated Statement of Stockholder’s Equity for the three months ended March 31, 2008	3

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008, the sixteen days ended March 31, 2007, and the period ended March 15, 2007	4

	Summarized Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39

Item 4T.	Controls and Procedures.	40

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	41

Item 1A.	Risk Factors.	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	53

Item 3.	Defaults Upon Senior Securities.	53

Item 4.	Submission of Matters to a Vote of Security Holders.	53

Item 5.	Other Information.	53

Item 6.	Exhibits.	53

Signatures		54
EX-10.1
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2008	2007 *
	(unaudited)
Current assets:
Cash and cash equivalents	$27,962	$28,854
Receivables, net	84,106	84,666
Inventories, net (Note 3)	354,906	334,149
Deferred tax assets, net	17,029	17,029
Other current assets	32,976	33,474

Total current assets	516,979	498,172

Long-term assets:
Goodwill (Note 4)	626,289	626,270
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	169,824	172,872
Property, plant and equipment, net	189,511	190,848
Deferred financing fees, net	25,436	26,377
Other long-term assets	4,676	5,093

Total long-term assets	1,735,736	1,741,460

Total assets	$2,252,715	$2,239,632

Current liabilities:
Accounts payable, includes cash overdraft of $4,801 and $4,124, respectively	$128,003	$101,953
Accrued payroll and related liabilities	18,765	27,477
Accrued income taxes	8,026	1,878
Accrued interest (Note 5)	6,959	18,110
Current portion, long-term debt (Note 5)	8,059	8,031
Other current liabilities	75,644	82,635

Total current liabilities	245,456	240,084

Long-term liabilities:
Long-term debt (Note 5)	1,077,067	1,078,950
Deferred tax liabilities, net	265,700	267,788
Other long-term liabilities	46,756	44,085

Total long-term liabilities	1,389,523	1,390,823

Total liabilities	1,634,979	1,630,907

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	590,828	590,593
Retained earnings	32,324	18,984
Accumulated other comprehensive loss	(5,416)	(852)

Total stockholder’s equity	617,736	608,725

Total liabilities and stockholder’s equity	$2,252,715	$2,239,632

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Successor		Predecessor
	Three months
	ended	March 16-	January 1-
	March 31,	March 31,	March 15,
	2008	2007	2007
Revenue	$428,133	$62,080	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	278,890	42,776	212,175

Gross profit	149,243	19,304	117,654

Compensation and related benefits	61,571	10,059	64,311
Advertising and promotion	18,147	229	20,473
Other selling, general and administrative	24,925	3,373	17,396
Foreign currency loss (gain)	92	—	(154)
Merger-related costs (Note 1)	—	—	34,603

Operating income (loss)	44,508	5,643	(18,975)

Interest expense, net (Note 5)	23,071	4,238	43,036

Income (loss) before income taxes	21,437	1,405	(62,011)

Income tax expense (benefit) (Note 10)	8,097	541	(10,697)

Net income (loss)	13,340	864	(51,314)

Other comprehensive (loss) income	(4,564)	291	(283)

Comprehensive income (loss)	$8,776	$1,155	$(51,597)

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2007	100	$—	$590,593	$18,984	$(852)	$608,725

Return of capital to GNC Corporation	—	—	(494)	—	—	(494)
Non-cash stock-based compensation	—	—	729	—	—	729
Net income	—	—	—	13,340	—	13,340
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $2,088	—	—	—	—	(3,648)	(3,648)
Foreign currency translation adjustments	—	—	—	—	(916)	(916)

Balance at March 31, 2008 (unaudited)	100	$—	$590,828	$32,324	$(5,416)	$617,736

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Successor		Predecessor
	Three months	Period	Period
	ended	March 16-	January 1-
	March 31,	March 31,	March 15,
	2008	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,340	$864	$(51,314)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,310	1,419	6,510
Deferred fee writedown — early debt extinguishment	—	—	11,680
Amortization of intangible assets	3,090	382	866
Amortization of deferred financing fees	941	148	589
Amortization of original issue discount	81	13	—
Increase in provision for inventory losses	3,521	186	2,247
Non-cash stock-based compensation	729	99	4,124
(Decrease) increase in provision for losses on accounts receivable	921	—	(39)
Decrease in net deferred taxes	—	—	(3,874)
Changes in assets and liabilities:
(Increase) decrease in receivables	(433)	(3,514)	1,676
(Increase) decrease in inventory, net	(24,966)	4,270	(2,128)
Decrease in franchise note receivables, net	471	233	912
(Increase) decrease in other assets	(78)	(8,000)	3,394
Increase in accounts payable	25,463	727	3,749
Increase (decrease) in accrued taxes	6,686	—	(4,967)
(Decrease) increase in interest payable	(11,152)	4,006	(7,531)
(Decrease) increase in accrued liabilities	(18,804)	1,368	(12,682)

Net cash provided by (used in) operating activities	7,120	2,201	(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,248)	(642)	(5,693)
Acquisition of the Company	—	(1,615,843)	—
Franchise store conversions	34	—	—
Store acquisition costs	(125)	(10)	(555)

Net cash used in investing activities	(6,339)	(1,616,495)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of new equity	—	552,291	—
Contribution from selling shareholders	—	—	463,393
Return of capital to Parent company	(494)	—	—
Increase (decrease) in cash overdrafts	677	5,381	(4,136)
Borrowings from new revolving credit facility	—	10,500	—
Payments on new revolving credit facility	—	(10,500)	—
Borrowings from new senior credit facility	—	675,000	—
Proceeds from issuance of new senior sub notes	—	110,000	—
Proceeds from issuance of new senior notes	—	297,000	—
Redemption of 8 5/8% senior notes	—	—	(150,000)
Redemption of 8 1/2% senior notes	—	—	(215,000)
Payment of 2003 senior credit facility	—	—	(55,290)
Payments on long-term debt	(1,936)	(47)	(334)
Financing fees	—	(27,877)	—

Net cash (used in) provided by financing activities	(1,753)	1,611,748	38,633

Effect of exchange rate on cash	80	119	(165)

Net decrease in cash	(892)	(2,427)	(14,568)
Beginning balance, cash	28,854	9,512	24,080

Ending balance, cash	$27,962	$7,085	$9,512

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
          Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Holdings”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of GNC Acquisition Holdings Inc. (the “Merger”). Immediately following the Merger, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC. The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. and Ontario Teachers’ Pension Plan Board (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt.
          In connection with the Merger on March 16, 2007, the Company issued $300.0 million aggregate principal amount of Senior Floating Rate Toggle Notes due 2014 and $110.0 million aggregate principal amount of 10.75% Senior Subordinated Notes due 2015. In addition, the Company obtained a new senior credit facility comprised of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The Company borrowed the entire $675.0 million under the term loan facility and $10.5 million under the revolving credit facility to fund a portion of the acquisition price of the Merger. The Company utilized proceeds from the new debt to repay its December 2003 senior credit facility, its 8 5/8% senior notes issued in January 2005, and its 8 1/2% senior subordinated notes issued in December 2003. The Company contributed the remainder of the debt proceeds, after payment of fees and expenses, to a newly formed, wholly owned subsidiary, which then loaned such net proceeds to GNC Parent Corporation. GNC Parent Corporation used those proceeds, together with the equity contributions, to repay GNC Parent Corporation’s outstanding floating rate senior PIK notes issued in November 2006, pay the merger consideration, and pay fees and expenses related to the merger transactions.
          In connection with the Merger, the Company recognized charges of $34.6 million in the period ending March 15, 2007. In addition, the Company recognized compensation charges associated with the Merger of $15.3 million in the period ending March 15, 2007.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2. BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01.f Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007 (the Form 10-K). The Company’s reporting period is based on a calendar year.
          The accounting policies of the Company are consistent with the policies disclosed in the Company’s audited financial statements for the year ended December 31, 2007. There have been no significant changes to these policies since December 31, 2007.
          The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008.
          The financial statements reflect periods subsequent to the Merger and include the accounts of the Company and its wholly owned subsidiaries. Included for the periods subsequent to March 15, 2007 are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Accordingly, the accompanying financial statements for the periods prior to the Merger are labeled as “Predecessor” and the periods subsequent to the Merger are labeled as “Successor”.
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
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $4.2 million at March 31, 2008 and $3.6 million at December 31, 2007.
          Financial Instruments and Derivatives. As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. To achieve these objectives, the Company primarily uses interest rate swap agreements to manage exposure to interest rate changes related to its senior

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
credit facility borrowings. These interest rate swap agreements are primarily designated as cash flow hedges. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The changes in the fair value of the hedges are reported in other long term assets or liabilities in the consolidated balance sheet. At March 31, 2008 and December 31, 2007, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of $300.0 million of debt from floating to fixed interest rates. The outstanding agreements mature in April 2009 and April 2010. The Company would have paid $11.4 million ($7.2 million net of tax) and $5.6 million ($3.6 million net of tax) at March 31, 2008 and December 31, 2007, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements, including accrued interest of $0.1 million and interest receivable of $0.2 million, at March 31, 2008 and December 31, 2007, respectively.
Recently Issued Accounting Pronouncements
          In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The Company adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 11) for financial assets and liabilities. The Company is still evaluating the impact of SFAS 157 on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing.
          In February 2007, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of the standard did not affect the financial statements as the Company did not elect to use the fair value option.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact the acquirer’s income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. SFAS 141R also amends SFAS No. 109, “Accounting for Income Taxes”, such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting SFAS 141R on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	March 31, 2008
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
		(unaudited)
Finished product ready for sale	$304,536	$(8,739)	$295,797
Work-in-process, bulk product and raw materials	56,037	(1,305)	54,732
Packaging supplies	4,377	—	4,377

	$364,950	$(10,044)	$354,906

	December 31, 2007
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$287,430	$(8,578)	$278,852
Work-in-process, bulk product and raw materials	51,755	(1,281)	50,474
Packaging supplies	4,823	—	4,823

	$344,008	$(9,859)	$334,149

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET
          Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line or declining balance basis over periods not exceeding 35 years.
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
          For the three months ended March 31, 2008, the Company acquired 5 franchise stores. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $0.2 million, of which $0.1 million was paid in cash.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table summarizes the Company’s goodwill activity from December 31, 2007 to March 31, 2008.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
		(in thousands)
Balance at December 31, 2007	$306,126	$117,303	$202,841	$626,270
Acquired franchise stores	19	—	—	19

Balance at March 31, 2008 (unaudited)	$306,145	$117,303	$202,841	$626,289

          The following table summarizes the Company’s intangible asset activity from December 31, 2007 to March 31, 2008.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
			(in thousands)
Balance at December 31, 2007	$6,041	$500,000	$220,000	$165,702	$1,129	$892,872
Acquired franchise stores	—	—	—	—	42	42
Amortization expense	(1,222)	—	—	(1,671)	(197)	(3,090)

Balance at March 31, 2008 (unaudited)	$4,819	$500,000	$220,000	$164,031	$974	$889,824

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	March 31, 2008			December 31, 2007
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)	(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(1,626)	1,874	3,500	(1,155)	2,345
Gold card — franchise	3	5,500	(2,555)	2,945	5,500	(1,804)	3,696
Retail agreements	25-35	31,000	(1,248)	29,752	31,000	(985)	30,015
Franchise agreements	25	70,000	(2,917)	67,083	70,000	(2,217)	67,783
Manufacturing agreements	25	70,000	(2,916)	67,084	70,000	(2,216)	67,784
Other intangibles	1-5	150	(38)	112	150	(30)	120
Franchise rights	1-5	1,955	(981)	974	1,913	(784)	1,129

		$902,105	$(12,281)	$889,824	$902,063	$(9,191)	$892,872

          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at March 31, 2008:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2008	7,822
2009	9,068
2010	7,197
2011	6,743
2012	6,669
Thereafter	132,325

Total	$169,824

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
          Long-term debt at each respective period consisted of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$668,250	$669,937
Senior Toggle Notes	297,328	297,247
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	9,526	9,774
Capital leases	22	23
Less: current maturities	(8,059)	(8,031)

Total	$1,077,067	$1,078,950

          The Company’s net interest expense for each respective period is as follows:

	Successor		Predecessor
	Three months
	ended	March 16-	January 1-
	March 31,	March 31,	March 15,
	2008	2007	2007
		(unaudited)
		(in thousands)
2003 Senior Credit Facility
Term Loan	$—	$—	$918
Revolver	—	—	132
8 5/8% Senior Notes	—	—	3,807
8 1/2 % Senior Subordinated Notes	—	—	2,695
Call premiums	—	—	23,159
Deferred financing fees	941	148	589
Deferred fee writedown- early extinguishment	—	—	11,680

2007 Senior Credit Facility
Term Loan	11,896	2,268	—
Revolver	111	21	—
Senior Toggle Notes	7,132	1,225	—
10.75% Senior Subordinated Notes	2,956	493	—
OID amortization	81	13	—
Mortgage	162	33	392
Interest income-other	(208)	37	(336)

Interest expense, net	$23,071	$4,238	$43,036

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Accrued interest at each respective period consisted of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$5,473	$5,787
Senior Toggle Notes	960	8,841
10.75% Senior Subordinated Notes	526	3,482

Total	$6,959	$18,110

          Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates. At March 31, 2008 and December 31, 2007 the interest rate for the 2007 Senior Credit Facility was 5.9% and 7.0%, respectively. At March 31, 2008 and December 31, 2007 the interest rate for the Senior Toggle Notes was 7.2% and 10.0%, respectively.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company it is possible that current and future product liability claims could have a material adverse impact on its business or financial condition. The Company currently maintains product liability insurance with a deductible/retention of $2.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties’ insurance policies. The Company also is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.
          Ephedra (Ephedrine Alkaloids). As of March 20, 2008, the Company has been named as a defendant in one pending case involving the sale of a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, the Company instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. The pending case relates to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for such case.
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
          In each of the five cases, plaintiffs have sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased certain nutritional supplements from us alleged to contain one or more Andro Products.
          On April 17 and 18, 2006, the Company filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. At the

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
          Based upon the information available to us at the present time, the Company believes that these matters will not have a material adverse effect upon their business or financial condition. As any liabilities that may arise from these cases are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
          Class Action Settlement. Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois, and Texas with respect to claims that the labeling, packaging, and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denied any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties agreed to a national settlement of the lawsuits, which was preliminarily approved by the court. Notice of the proposed settlement was made by national media publication and mail to approximately 2.4 million GNC Gold Card members. Each class member who purchased the third-party product and presented a cash register receipt or original product packaging received a cash reimbursement equal to the retail price paid, net of sales tax. Class members who purchased the product, but did not have a cash register receipt or original product packaging, were given an opportunity to submit a signed affidavit that entitled them to receive one or more coupons. Each coupon had a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. As of December 31, 2007, all coupons had been redeemed or had expired. The settlement did not have a material adverse effect on our business or financial condition.
          Wage and Hour Claim. On August 11, 2006, the Company and General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, were sued in federal district court for the District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Counsel for the plaintiffs contends that the Company and General Nutrition Corporation improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. In May 2007, the parties entered in to a settlement of the claims, which is subject to court approval. On or about July 3, 2007, the Company sent a notice to all potential claimants, who may then elect to opt in to the settlement. While the actual settlement amount will be based on the number of claimants who actually opt in to participate in the settlement, if approved by the court, the settlement contemplates a maximum total payment by the Company of $1.9 million if all potential claimants opt in. Based on the number of actual opt-ins, the total amount paid in the third quarter of 2007 to the class is approximately $0.1 million. In addition, the Company paid the plaintiffs counsel an agreed amount of $0.7 million for attorney’s fees following approval by the court of the settlement. On July 23, 2007, the court approved the settlement of claims as fair, reasonable, and adequate and entered its Order of Approval. The total amount paid to the class approximated $0.1 million. Final Judgment was entered by the Court on December 18, 2007 disposing of the claims of the opt-in plaintiffs.
          California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the United States District Court for the Central district of California. Plaintiffs purport to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of GNC throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that GNC failed to pay them split shift and overtime compensation to which they were entitled to under California law. The Company intends to vigorously oppose class certification. Based on the information available to the

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Company at the present time, it believes that this matter will not have a material adverse effect upon its business or financial condition.
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC (“GNCF”) and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiffs, who are all current franchisees, filed a putative class action lawsuit seeking to certify a class of current and former California GNCF franchisees. Plaintiffs’ class allegations are that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense. These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchise bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim for violation of California Business & Professions Code, §§ 17200 et seq. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiffs’ other claims remain as individual claims in this lawsuit. A trial is scheduled for November 2008.
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
NOTE 7. STOCK-BASED COMPENSATION PLANS
Stock Options
          In 2007, the Board of Directors of the Company of Holdings (the “Board”) and Holdings’ stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable Holdings to attract and retain highly qualified personnel who will contribute to the success of the Company. The 2007 Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The 2007 Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of Holdings’ Class A common stock reserved and available for the 2007 Plan is 10.4 million shares at March 31, 2008. On February 12, 2008, the Board approved an additional 2.0 million shares to be made available to the 2007 Plan. Stock options under the 2007 Plan generally are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from date of grant. As of March 31, 2008 the Company had 8.3 million outstanding stock options under the 2007 Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the 2007 Plan.
          The following table outlines Holdings’ stock option activity:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Weighted
		Average	Aggregate
	Total Options	Exercise Price	Intrinsic Value
			(in thousands)
Outstanding at December 31, 2007	6,714,492	$6.25	$4,566
Granted	1,750,000	8.66
Forfeited	(172,907)	6.25

Outstanding at March 31, 2008	8,291,585	$6.76	$1,421

Exercisable at March 31, 2008	1,342,972	$6.25	$913

          The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of March 31, 2008, the net unrecognized compensation cost, after taking into consideration estimated forfeitures, related to options outstanding was $11.8 million and is expected to be recognized over a weighted average period of approximately 3.7 years. As of March 31, 2008, the weighted average remaining contractual life of outstanding options and exercisable options were 9.2 years and 9.0 years, respectively. The weighted average Black-Scholes value per option granted during 2008 to date is $2.10.
          SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the three months ended March 31, 2008 and the sixteen days ended March 31, 2007 was $0.7 million and $0.1 million, respectively.
          The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had no exercises of stock options for the period ended March 31, 2008, the expected option term has been estimated by considering both the vesting period, which is typically five years, and the contractual term of ten years. As Holdings’ underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the period ended March 31, 2008 are as follows:

March 31,
2008
(unaudited)
Dividend yield	0.00%
Expected option life	7.5 years
Volatility factor percentage of market price	26.00%
Discount rate	3.54%
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          For the period ended March 15, 2007, the Company recognized total compensation expense of $4.1 million, of which $3.8 million related to the acceleration of the vesting of these options. The Company recorded $47.0 million as a reduction in equity on March 15, 2007 related to the cancellation of these options.
NOTE 8. SEGMENTS
          The Company has three operating segments, each of which is a reportable segment. The operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and other corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada and the sales generated through www.gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and other unallocated costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in Note 2 “Basis of Presentation and Summary of Significant Accounting Policies’’.

	Successor		Predecessor
	Three months	March 16 -	January 1 -
	ended March 31,	March 31,	March 15,
	2008	2007	2007
		(in thousands)
		(unaudited)
Revenue:
Retail	$321,295	$45,350	$259,313
Franchise	64,904	11,558	47,237
Manufacturing/Wholesale:
Intersegment (1)	44,110	8,739	35,477
Third Party	41,934	5,172	23,279

Sub total Manufacturing/Wholesale	86,044	13,911	58,756
Sub total segment revenues	472,243	70,819	365,306
Intersegment elimination (1)	(44,110)	(8,739)	(35,477)

Total revenue	$428,133	$62,080	$329,829

(1) Intersegment revenues are eliminated from consolidated revenue.

Operating income (loss):
Retail	$36,818	$5,289	$28,249
Franchise	19,783	2,949	14,518
Manufacturing/Wholesale	15,738	1,990	10,267
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(13,769)	(2,036)	(10,667)
Corporate costs	(14,062)	(2,549)	(26,739)
Merger-related costs	—	—	(34,603)

Sub total unallocated corporate and other (costs) income	(27,831)	(4,585)	(72,009)

Total operating income (loss)	$44,508	$5,643	$(18,975)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
          As of March 31, 2008 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by GNC Corporation and the Company’s direct and indirect domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company and rank secondary to the Company’s 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of its existing and future material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by its domestic subsidiaries and rank secondary to its 2007 Senior Credit Facility and Senior Toggle Notes. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company. The guarantees are full and unconditional and joint and several.
          Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of March 31, 2008, and December 31, 2007, the three months ended March 31, 2008 the period from January 1, 2007 to March 15, 2007, and the period from March 16 to March 31, 2007. Each of the subsidiary guarantors are 100% owned by the parent issuer, the guarantees are full and unconditional, and joint and several. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
March 31, 2008			(unaudited)
Current assets
Cash and cash equivalents	$—	$26,077	$1,885	$—	$27,962
Receivables, net	261	83,430	415	—	84,106
Intercompany receivables	—	94,814	—	(94,814)	—
Inventories, net	—	332,350	22,556	—	354,906
Other current assets	128	43,867	6,010		50,005

Total current assets	389	580,538	30,866	(94,814)	516,979

Goodwill	—	625,888	401	—	626,289
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	164,997	24,514	—	189,511
Investment in subsidiaries	1,755,746	9,693	—	(1,765,439)	—
Other assets	25,436	183,281	—	(8,781)	199,936

Total assets	$1,781,571	$2,284,397	$55,781	$(1,869,034)	$2,252,715

Current liabilities
Current liabilities	$8,011	$223,643	$13,802	$—	$245,456
Intercompany payables	79,763	—	15,051	(94,814)	—

Total current liabilities	87,774	223,643	28,853	(94,814)	245,456

Long-term debt	1,068,828	17	17,003	(8,781)	1,077,067
Deferred tax liabilities	(4,139)	269,839	—	—	265,700
Other long-term liabilities	11,372	35,152	232	—	46,756

Total liabilities	1,163,835	528,651	46,088	(103,595)	1,634,979
Total stockholder’s equity (deficit)	617,736	1,755,746	9,693	(1,765,439)	617,736

Total liabilities and stockholder’s equity(deficit)	$1,781,571	$2,284,397	$55,781	$(1,869,034)	$2,252,715

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
December 31, 2007			(in thousands)
Current assets
Cash and cash equivalents	$—	$26,090	$2,764	$—	$28,854
Receivables, net	128	84,253	285	—	84,666
Intercompany receivables	—	79,441	—	(79,441)	—
Inventories, net	—	311,655	22,494	—	334,149
Other current assets	251	45,694	4,558	—	50,503

Total current assets	379	547,133	30,101	(79,441)	498,172

Goodwill	—	625,869	401	—	626,270
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	166,440	24,408	—	190,848
Investment in subsidiaries	1,742,216	9,684	—	(1,751,900)	—
Other assets	26,378	186,745	—	(8,781)	204,342

Total assets	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

Current liabilities
Current liabilities	$20,015	$205,433	$14,636	$—	$240,084
Intercompany payables	66,359	—	13,082	(79,441)	—

Total current liabilities	86,374	205,433	27,718	(79,441)	240,084

Long-term debt	1,070,434	23	17,274	(8,781)	1,078,950
Deferred tax liabilities	(2,051)	269,839	—	—	267,788
Other long-term liabilities	5,491	38,360	234	—	44,085

Total liabilities	1,160,248	513,655	45,226	(88,222)	1,630,907
Total stockholder’s equity (deficit)	608,725	1,742,216	9,684	(1,751,900)	608,725

Total liabilities and stockholder’s equity (deficit)	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Successor			(unaudited)
Three months ended March 31, 2008			(in thousands)
Revenue	$—	$404,521	$26,558	$(2,946)	$428,133

Cost of sales, including costs of warehousing, distribution and occupancy	—	262,705	19,131	(2,946)	278,890

Gross profit	—	141,816	7,427	—	149,243

Compensation and related benefits	—	57,730	3,841	—	61,571
Advertising and promotion	—	18,034	113	—	18,147
Other selling, general and administrative	521	23,535	869	—	24,925
Subsidiary (income) expense	(14,298)	(923)	—	15,221	—
Other (income) expense	—	(15)	107	—	92

Operating income (loss)	13,777	43,455	2,497	(15,221)	44,508

Interest expense, net	1,019	21,780	272	—	23,071

Income (loss) before income taxes	12,758	21,675	2,225	(15,221)	21,437

Income tax (benefit) expense	(582)	7,377	1,302	—	8,097

Net income (loss)	$13,340	$14,298	$923	$(15,221)	$13,340

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Successor			(unaudited)
Period from March 16 to March 31, 2007			(in thousands)
Revenue	$—	$58,807	$3,856	$(583)	$62,080

Cost of sales, including costs of warehousing, distribution and occupancy	—	40,762	2,597	(583)	42,776

Gross profit	—	18,045	1,259	—	19,304

Compensation and related benefits	—	9,524	535	—	10,059
Advertising and promotion	—	177	52	—	229
Other selling, general and administrative	—	3,207	166	—	3,373
Subsidiary (income) expense	(3,511)	(192)	—	3,703	—
Other (income) expense	—	—	—	—	—

Operating income (loss)	3,511	5,329	506	(3,703)	5,643

Interest expense, net	4,167	(46)	117	—	4,238

Income (loss) before income taxes	(656)	5,375	389	(3,703)	1,405

Income tax (benefit) expense	(1,520)	1,864	197	—	541

Net income (loss)	$864	$3,511	$192	$(3,703)	$864

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Predecessor			(unaudited)
Period ended March 15, 2007			(in thousands)
Revenue	$—	$314,632	$17,489	$(2,292)	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	—	201,973	12,494	(2,292)	212,175

Gross profit	—	112,659	4,995	—	117,654

Compensation and related benefits	—	61,615	2,696	—	64,311
Advertising and promotion	—	20,435	38	—	20,473
Other selling, general and administrative	86	17,514	(204)	—	17,396
Subsidiary (income) expense	(12,958)	(1,581)	—	14,539	—
Other (income) expense	34,603	—	(154)	—	34,449

Operating income (loss)	(21,731)	14,676	2,619	(14,539)	(18,975)

Interest expense, net	42,981	(539)	594	—	43,036

Income (loss) before income taxes	(64,712)	15,215	2,025	(14,539)	(62,011)

Income tax (benefit) expense	(13,398)	2,257	444	—	(10,697)

Net income (loss)	$(51,314)	$12,958	$1,581	$(14,539)	$(51,314)

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated
Successor	(unaudited)
Three months ended March 31, 2008	(in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$—	$6,949	$171	$7,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,366)	(882)	(6,248)
Investment/distribution	2,182	(2,182)	—	—
Other investing	—	(91)	—	(91)

Net cash provided by (used in) investing activities	2,182	(7,639)	(882)	(6,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in
General Nutrition Centers, Inc.	(494)	—	—	(494)
Other financing	(1,688)	677	(248)	(1,259)

Net cash provided by (used in) financing activities	(2,182)	677	(248)	(1,753)

Effect of exchange rate on cash	—	—	80	80

Net decrease in cash	—	(13)	(879)	(892)

Beginning balance, cash	—	26,090	2,764	28,854

Ending balance, cash	$—	$26,077	$1,885	$27,962

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated
Successor	(unaudited)
Period from March 16 to March 31, 2007	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$3,364	$(1,163)	$2,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(641)	(1)	(642)
Investment/distribution	9,429	(9,429)	—	—
Acquisition of the Company	(1,615,843)	—	—	(1,615,843)
Other investing	—	(10)	—	(10)

Net cash provided by (used in) investing activities	(1,606,414)	(10,080)	(1)	(1,616,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new equity	552,291	—	—	552,291
Borrowings from new senior credit facility	675,000	—	—	675,000
Proceeds from issuance of new senior sub notes	110,000	—	—	110,000
Proceeds from issuance of new senior notes	297,000	—	—	297,000
Financing fees	(27,877)	—	—	(27,877)
Other financing	—	5,381	(47)	5,334

Net cash provided by (used in) financing activities	1,606,414	5,381	(47)	1,611,748

Effect of exchange rate on cash	—	—	119	119

Net decrease in cash	—	(1,335)	(1,092)	(2,427)

Beginning balance, cash	—	7,559	1,953	9,512

Ending balance, cash	$—	$6,224	$861	$7,085

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statement of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Consolidated
Predecessor	(unaudited)
Period ended March 15, 2007	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES:	$(43,103)	$(3,102)	$(583)	$(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,117)	(576)	(5,693)
Investment/distribution	—	—	—	—
Other investing	—	(555)	—	(555)

Net cash provided by (used in) investing activities	—	(5,672)	(576)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from selling shareholders	463,393	—	—	463,393
Redemption of 8 5/8% senior notes	(150,000)	—	—	(150,000)
Redemption of 8 1/2% senior notes	(215,000)	—	—	(215,000)
Payment of 2003 senior credit facility	(55,290)	—	—	(55,290)
Other financing	—	(4,136)	(334)	(4,470)

Net cash provided by (used in) financing activities	43,103	(4,136)	(334)	38,633

Effect of exchange rate on cash	—	—	(165)	(165)

Net increase (decrease) in cash	—	(12,910)	(1,658)	(14,568)

Beginning balance, cash	—	20,469	3,611	24,080

Ending balance, cash	$—	$7,559	$1,953	$9,512

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. INCOME TAXES
     The Company has recorded additional unrecognized tax benefits of approximately $0.2 million during the three months ended March 31, 2008. The additional unrecognized tax benefits recorded during the three months ended March 31, 2008 are principally related to the continuation of previously taken tax positions. At March 31, 2008 and December 31, 2007, the Company had $7.1 million and $6.9 million respectively, of unrecognized tax benefits. As of March 31, 2008, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is immaterial. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008 and December 31, 2007, the Company had accrued approximately $0.8 million and $0.7 million respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it operates. The Company has been audited by the Internal Revenue Service (“IRS”) through its December 4, 2003 tax year. The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS is expected to issue an examination report in the fourth quarter of 2008. The Company has various state and local jurisdiction tax years open to examination (earliest open period 2002), and the Company also has certain state and local jurisdictions currently under audit. As of March 31, 2008, the Company believes that it has appropriately reserved for any potential federal and state income tax exposures.
NOTE 11. FAIR VALUE MEASUREMENT
     As described in Note 2, the Company adopted the provisions of SFAS 157 as of January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 -	observable inputs such as quoted prices in active markets for identical assets and liabilities;
Level 2 -	observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other inputs that are observable, or can be corroborated by observable market data; and
Level 3 -	unobservable inputs for which there are little or no market data, which require the reporting entity to develop its own assumptions.
     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term liabilities	$2,241	$11,372	$—

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS 157:
     Other long-term liabilities — Other long-term liabilities classified as Level 1 consists of liabilities related to the Company’s non-qualified deferred compensation plan. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investment choices. Since the employee-directed investment choices are exchange traded equity indexes with quoted prices in active markets, the liabilities are classified within Level 1 of the fair value hierarchy. Other long-term liabilities classified as Level 2 consists of the Company’s interest rate swap. The derivative is a pay-variable, receive-fixed interest rate swap based on a LIBOR rate. Fair value is based on a model-derived valuation using the LIBOR rate, which is an observable input in an active market. Therefore, our derivative is classified within Level 2 of the fair value hierarchy.
     In addition to the above table, the Company’s financial instruments also consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company did not elect to value its long-term debt with the fair value option in accordance with SFAS 159. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective durations.
NOTE 12. RELATED PARTY TRANSACTIONS
     Successor:
     Management Services Agreement. Upon consummation of the Merger, the Company entered into a services agreement with Holdings, its parent. Under the agreement, Holdings agreed to provide the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company agreed to provide customary indemnifications to Holdings and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Holdings for services rendered in connection with the Merger. For the three months ended March 31, 2008, $0.4 million was paid pursuant to this agreement.
     Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, of which various fund portfolios related to one of our sponsors, Ares Management LLC (“Ares”), are investors. As of March 31, 2008, certain affiliates of Ares held approximately $64.4 million of term loans under the Company’s 2007 Senior Credit Facility.
     Predecessor:
     Management Service Fees. As of December 5, 2003, the Company and the predecessor of GNC Parent LLC, entered into management services agreement with Apollo Management V. The agreement provides that Apollo Management V furnish certain investment banking, management, consulting, financial planning, and financial advisory services on an ongoing basis and for any significant financial transactions that may be undertaken in the future. The length of the agreement was ten years. There was an annual general services fee of $1.5 million, which was payable in monthly installments. There were also major transaction services fees for services that Apollo Management V may provide which would be based on normal and customary fees of like kind. In addition, the Company reimburses expenses that are incurred and paid by Apollo Management V on behalf of the Company. For the period from January 1, 2007 to March 15, 2007, $0.4 million was paid to Apollo Management V under the terms of this agreement. In addition, as a result of the Merger, for the period from January 1, 2007 to March 15, 2007, $7.5 million was paid to Apollo Management V as a one-time payment for the termination of the management services agreement.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q.
     The following discussion gives effect to the Merger. As a result, our consolidated financial statements reflect our results of operations and cash flows for the period from March 16, 2007 to March 31, 2007, and of our predecessor entity for its results of operations and cash flows for the period from January 1, 2007 to March 15, 2007.
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
Business Overview
     We are the largest global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 6,200 locations operating under the GNC brand name.
Revenues and Operating Performance from our Business Segments
     We measure our operating performance primarily through revenues and operating income from our three business segments, Retail, Franchise, and Manufacturing/Wholesale, and through monitoring of our unallocated costs from our warehousing, distribution and corporate segments, as follows:
•	Retail revenues are generated by sales to consumers at our company-owned stores and through www.gnc.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. According to Nutrition Business Journal’s Supplement Business Report 2007, our industry is projected to grow at an average annual rate of 4% for the next five years due in part to favorable demographics, including an aging U.S. population, rising healthcare costs, and the desire by many to live longer, healthier lives. As a leader in our industry, we expect our retail revenues to grow at or above the projected industry growth rate as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness, and vertical integration.

•	Franchise revenues are generated primarily from:
(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which are charged for initial franchise awards, renewals, and transfers of franchises.
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
Executive Overview
     The combined results of the fiscal years ended 2006 and 2007 reflect the results of strategies we implemented in 2005 to reposition our business. These strategic initiatives focused on improving parts of our core retail fundamentals, as well as unifying our corporate and franchise operating systems, and implementing strategies to take advantage of key assets of our business, primarily the strength of our brand.
     Our recent trends of operations reflect the positive results of these initiatives. For the years ended December 31, 2007 and 2006, our domestic store sales increased 2.1% and 11.1%, respectively. Additionally, our same store sales in domestic company owned stores increased 2.2% for the quarter ended March 31, 2008.
     Our strategy of bringing franchise store standards in line with corporate operating standards has been successful, and the gap between franchise results and company same store sales results has continued to close. We also have continued to see strength in our franchise system highlighted by increased wholesale revenue from the sale of our GNC branded products.
     At the end of 2005, we launched our web platform and this business has seen revenue growth of 65.0% for the year ended December 31, 2007 and 22.2% for the quarter ended March 31, 2008.
     Our international franchise business continues to expand at anticipated levels, showing steady growth over the past decade and resulting in over 1,100 locations in 43 countries.
     We have implemented a manufacturing strategy designed to increase our position in the contract manufacturing business, maximize utilization of capacity and pass on better production costs to our company store operations. This strategy has been successful and our contract manufacturing business continues to grow above planned levels.
     In July 2007 we extended our alliance with Rite Aid through December 31, 2014, with Rite Aid’s commitment to open 1,125 new stores-within-a-store locations by that date. We currently have over 1,400 locations inside Rite Aid stores.
     In January 2008 we hired a new President and Chief Merchandising/Marketing Officer to strengthen our organization and enable us to take full advantage of ongoing opportunities and the strength of our brand, which we believe will improve our overall market penetration.
     The strength of our company and its leadership position in the health and wellness sector provides significant future opportunities that are currently being evaluated and should allow us to capitalize on ideal demographics and strong consumer trends.
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

Related Parties
     For the three months ended March 31, 2008 and the period from March 16, 2007 to March 31, 2007, we have related party transactions with Ares and Ontario Teachers Pension Plan Board and affiliates. For the period January 1, 2007 to March 15, 2007 and the year ended December 31, 2006, we had related party transactions with Apollo Management V and its affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions” and the “Related Party Transactions” note in our annual report on Form 10-K.
Results of Operations
     The following information presented for the three months ended March 31, 2008, the periods ended March 15, 2007 and March 31, 2007, and as of March 31, 2008 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included. In the table that follows and in the accompanying discussion, the period ended March 15, 2007 and the period ended March 31, 2007 have been combined for discussion purposes as we believe this further enhances comparability to the other years presented rather than a discussion of the separate periods. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Merger date. Material differences that were generated as a result of the Merger are explained in the appropriate sections.
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

Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Successor		Predecessor		Successor		Combined
	Three Months Ended						Three Months Ended
	March 31,		January 1 - March 15,		March 16 - March 31,		March 31,
	2008		2007		2007		2007
	(unaudited)
Revenues:
Retail	$321.3	75.0%	$259.3	78.6%	45.4	73.1%	$304.7	77.8%
Franchise	64.9	15.2%	47.2	14.3%	11.6	18.7%	58.8	15.0%
Manufacturing / Wholesale	41.9	9.8%	23.3	7.1%	5.1	8.2%	28.4	7.2%

Total net revenues	428.1	100.0%	329.8	100.0%	62.1	100.0%	391.9	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	278.9	65.1%	212.2	64.4%	42.8	68.9%	255.0	65.1%
Compensation and related benefits	61.6	14.5%	64.3	19.5%	10.1	16.4%	74.4	19.0%
Advertising and promotion	18.1	4.2%	20.5	6.2%	0.2	0.3%	20.7	5.3%
Other selling, general and administrative expenses	21.8	5.1%	16.5	5.0%	3.0	4.8%	19.5	4.9%
Amortization expense	3.1	0.7%	0.8	0.2%	0.4	0.6%	1.2	0.3%
Foreign currency loss (gain)	0.1	0.0%	(0.1)	0.0%	—	0.0%	(0.1)	0.0%
Transaction related costs	—	0.0%	34.6	10.5%	—	0.0%	34.6	8.8%

Total operating expenses	383.6	89.6%	348.8	105.8%	56.5	91.0%	405.3	103.4%

Operating income:
Retail	36.8	8.6%	28.2	8.6%	5.3	8.5%	33.5	8.6%
Franchise	19.8	4.6%	14.5	4.4%	2.9	4.7%	17.4	4.4%
Manufacturing / Wholesale	15.8	3.7%	10.3	3.1%	2.0	3.2%	12.3	3.1%
Unallocated corporate and other costs:
Warehousing and distribution costs	(13.8)	-3.2%	(10.7)	-3.2%	(2.0)	-3.2%	(12.7)	-3.2%
Corporate costs	(14.1)	-3.3%	(26.7)	-8.2%	(2.6)	-4.2%	(29.3)	-7.5%
Merger related costs	—	0.0%	(34.6)	-10.5%	—	0.0%	(34.6)	-8.8%

Subtotal unallocated corporate and other costs, net	(27.9)	-6.5%	(72.0)	-21.9%	(4.6)	-7.4%	(76.6)	-19.5%

Total operating income (loss)	44.5	10.4%	(19.0)	-5.8%	5.6	9.0%	(13.4)	-3.4%
Interest expense, net	23.1		43.0		4.3		47.3

Income (loss) before income taxes	21.4		(62.0)		1.3		(60.7)
Income tax expense (benefit)	8.1		(10.7)		0.5		(10.2)

Net income (loss)	$13.3		$(51.3)		$0.8		$(50.5)

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the table above and could occasionally differ immaterially if you were to use the unrounded data for these calculations.

Comparison of the Three Months Ended March 31, 2008 and 2007
Revenues
          Our consolidated net revenues increased $36.2 million, or 9.2%, to $428.1 million for the three months ended March 31, 2008 compared to $391.9 million for the same period in 2007. The increase was the result of increased sales in all of our segments.
          Retail. Revenues in our Retail segment increased $16.6 million, or 5.5%, to $321.3 million for the three months ended March 31, 2008 compared to $304.7 million for the same period in 2007. The increase from 2007 to 2008 included an increase of $1.7 million of sales through www.gnc.com. Sales increases occurred in the major product categories of VMHS and sports nutrition. Our domestic company-owned same store sales, including our internet sales, improved for the quarter by 2.2%. Our Canadian company-owned stores had improved same store sales of 2.6% in the first quarter of 2008. Our company-owned store base increased by 33 stores to 2,593 domestically, primarily due to new store openings and franchise store acquisitions, and our Canadian store base increased by 9 stores to 148 at March 31, 2008 compared to 139 at March 31, 2007.
          Franchise. Revenues in our Franchise segment increased $6.1 million, or 10.4%, to $64.9 million for the three months ended March 31, 2008 compared to $58.8 million for the same period in 2007. Domestic franchise revenue increased $2.2 million despite operating 47 fewer stores in the first quarter of 2008 compared to the same period in 2007. There were 974 stores at March 31, 2008 compared to 1,021 stores at March 31, 2007. International franchise revenue increased $3.9 million as a result of increased product sales and royalties. Our international franchise store base increased by 105 stores to 1,106 at March 31, 2008 compared to 1,001 at March 31, 2007.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and drugstore.com, increased $13.5 million, or 47.5%, to $41.9 million for the three months ended March 31, 2008 compared to $28.4 million for the same period in 2007. Sales increased in the South Carolina plant by $11.4 million, and wholesale sales to Rite Aid and drugstore.com increased by $2.1 million.
Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $23.9 million, or 9.4%, to $278.9 million for the three months ended March 31, 2008 compared to $255.0 million for the same period in 2007. Consolidated cost of sales, as a percentage of net revenue, was 65.1% for each of the three months ended March 31, 2008 and 2007.
          Product costs. Product costs increased $19.9 million, or 10.4%, to $211.1 million for the three months ended March 31, 2008 compared to $191.2 million for the same period in 2007. Consolidated product costs, as a percentage of net revenue, were 49.3% for the three months ended March 31, 2008 compared to 48.8% for the three months ended March 31, 2007. The lower margin is due to a lower mix of retail sales, which carry a higher margin than franchise and manufacturing/wholesale segment revenues, as well as higher product costs. Included in product costs for the three months ended March 31, 2007 is $1.4 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.
          Warehousing and distribution costs. Warehousing and distribution costs increased $1.2 million, or 9.0%, to $14.6 million for the three months ended March 31, 2008 compared to $13.4 million for the same period in 2007. The increase was primarily due to increases in shipping and fuel costs and an increase in wages to support the increased volume of internet fulfillment. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% for the three months ended March 31, 2008 and 2007.
          Occupancy costs. Occupancy costs increased $2.8 million, or 5.6%, to $53.2 million for the three months ended March 31, 2008 compared to $50.4 million for the same period in 2007. This increase was the result of higher lease-related costs of $2.6 million, primarily a result of scheduled increases in lease-related costs and the addition of 42 corporate stores since March 31, 2007, and an increase in depreciation expense and other occupancy related expenses of $0.2 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.4% and 12.9% for the three months ended March 31, 2008 and 2007, respectively. Included in the occupancy costs for the three months ended March 31, 2008 is $0.1 million of income related to lease adjustments to fair value as a result of the Merger.

Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, decreased $11.1 million, or 9.6%, to $104.6 million, for the three months ended March 31, 2007 compared to $115.7 million for the same period in 2007. These expenses, as a percentage of net revenue, were 24.5% for the three months ended March 31, 2008 compared to 29.5% for the three months ended March 31, 2007.
          Compensation and related benefits. Compensation and related benefits decreased $12.8 million, or 17.2%, to $61.6 million for the three months ended March 31, 2008 compared to $74.4 million for the same period in 2007. The decrease was the result of $15.3 million in Merger-related compensation in March 2007 which consisted of the following: (1) $3.8 million of non-cash stock based compensation generated as a result of the cancellation of all stock options at the merger date; (2) $9.6 million in accelerated discretionary payments made to vested option holders and includes the associated payroll taxes; and (3) $1.9 million in incentives related to the sale of the Company. These decreases were offset by increases in part-time wages of $1.4 million to support the increased sales and store base and increases in other compensation expenses of $1.1 million.
          Advertising and promotion. Advertising and promotion expenses decreased $2.6 million, or 12.3%, to $18.1 million for the three months ended March 31, 2008 compared to $20.7 million during the same period in 2007. Advertising expense decreased as a result of decreased television and print advertising of $4.2 million, offset by additional costs for ad agencies of $0.7 million, store signage of $0.3 million, additional web site advertising related to our gnc.com web site of $0.4 million, and other advertising related costs of $0.2 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $4.2 million, or 20.0%, to $24.9 million for the three months ended March 31, 2008 compared to $20.7 million for the same period in 2007. This increase was due to an increase in our bad debt expense of $1.5 million, an increase in amortization expense of $1.9 million, an increase of $0.5 million in third party commission expense on sales, and an increase in other selling, general, and administrative expenses of $0.3 million.
Merger-related Costs
          Costs incurred by Holdings, and recognized by us, in relation to the Merger, were $34.6 million in the three months ended March 31, 2007. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million and other costs of $0.7 million.
Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the three months ended March 31, 2008 and for the three months ended March 31, 2007, resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a loss of $0.1 million for the three months ended March 31, 2008, and a gain of $0.1 million for the three months ended March 31, 2007.
Operating Income
          As a result of the foregoing, consolidated operating income increased $57.9 million to $44.5 million for the three months ended March 31, 2008 compared to an operating loss of $13.4 million for the same period in 2007. Operating income, as a percentage of net revenue, was 10.4% for the three months ended March 31, 2008 and (3.4%) for the three months ended March 31, 2007.
          Included in the 2007 operating income was: (1) $1.4 million of amortization as a result of purchase accounting from the Merger; (2) $34.6 million of fees and expenses associated with the Merger and (3) $15.3 million of compensation related costs associated with the Merger which included $9.6 million of option related payments and associated payroll taxes, $3.8 million of non-cash compensation related to the cancellation of stock options at the merger date and $1.9 million of incentives paid at the completion of the Merger.
          Retail. Operating income increased $3.3 million, or 9.9%, to $36.8 million for the three months ended March 31, 2008 compared to $33.5 million for the same period in 2007. The increase was primarily the result of higher dollar margins on increased sales volumes and lower advertising spending, offset by increases in occupancy and compensation costs.

          Franchise. Operating income increased $2.4 million, or 13.8%, to $19.8 million for the three months ended March 31, 2008 compared to $17.4 million for the same period in 2007. This increase is primarily attributable to an increase in margins related to higher wholesale sales to our international and domestic franchisees offset by increases in intangible amortization as a result of the Merger, and bad debt expense.
          Manufacturing/Wholesale. Operating income increased $3.5 million, or 28.5%, to $15.8 million for the three months ended March 31, 2008 compared to $12.3 million for the same period in 2007. This increase was primarily the result of improved margins on our third-party contract sales.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $1.1 million, or 8.7%, to $13.8 million for the three months ended March 31, 2008 compared to $12.7 million for the same period in 2007. The increase in cost was due to increases in fuel and shipping costs and additional wages to support our internet fulfillment business.
          Corporate Costs. Corporate overhead costs decreased $15.2 million, or 51.9%, to $14.1 million for the three months ended March 31, 2008 compared to $29.3 million for the same period in 2007. The decrease is due to the inclusion of $15.3 million of Merger related compensation costs in 2007.
Interest Expense
          Interest expense decreased $24.2 million, or 51.2%, to $23.1 million for the three months ended March 31, 2008 compared to $47.3 million for the same period in 2007. This decrease was primarily attributable to $34.8 million in call premiums and deferred fee write offs in 2007, offset by an increase in our debt and interest rates, as a result of the Merger.
Income Tax Expense
          We recognized $8.1 million of consolidated income tax expense during the three months ended March 31, 2008 compared to a $10.2 million tax benefit for the same period of 2007. The effective tax rate for the three months ended March 31, 2008, was 37.8%.
Net Income
          As a result of the foregoing, consolidated net income increased $63.8 million to $13.3 million for the three months ended March 31, 2008 compared to $(50.5) million for the same period in 2007.

Liquidity and Capital Resources
          At March 31, 2008, we had $28.0 million in cash and cash equivalents and $271.5 million in working capital compared with $28.9 million in cash and cash equivalents and $258.1 million in working capital at December 31, 2007. The $13.4 million increase in our working capital was driven by an increase in our inventory and a decrease in our accrued payroll, accrued interest and other current liabilities. This was offset by an increase in our accounts payable and our accrued income taxes.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility. At March 31, 2008, we had $52.7 million available under our revolving credit facility, after giving effect to $7.3 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient for the term of the revolving credit facility which matures on March 15, 2012, to meet our operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our financial and debt covenant reporting and compliance requirements in all material respects.
     The following table summarizes our cash flows for the three months ended March 31, 2008 and 2007:

	Successor	Predecessor	Successor	Combined
	Three months	Period	Sixteen days	Three months
	ended March 31,	ended March 15,	ended March 31,	ended March 31,
(Dollars in millions)	2008	2007	2007	2007
Cash provided (used in) by operating activities	$7.1	$(46.8)	$2.2	$(44.6)
Cash used in investing activities	(6.3)	(6.2)	(1,616.5)	(1,622.7)
Cash (used in) provided by financing activities	(1.8)	38.6	1,611.7	1,650.3
Cash Provided by Operating Activities
          Cash provided by operating activities was $7.1 million for the three months ended March 31, 2008 and cash used in operating activities was $44.6 million for the three months ended March 31, 2007. The primary reason for the increase in cash provided by operating activities was the increase in net income of $63.8 million for the three months ended March 31, 2008 compared to the combined three months ended March 31, 2007. Additionally, accrued liabilities decreased by $18.8 million primarily due to decreases in our accrued wages and a $9.0 million legal settlement payment that was accrued at December 31, 2007; in addition, accrued interest decreased by $11.2 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below) and our inventory increased by $21.5 million. Inventory increased in support of our higher sales volume at the stores and manufacturing plants. These were partially offset by increases in our accounts payable and accrued income taxes.
          For the three months ended March 31, 2007, inventory decreased $4.5 million as a result of decreases in our finished goods. In addition, our accounts payable increased by $4.5 million for the three months ended March 31, 2007. Additionally, accrued liabilities decreased $12.1 million for the three months ended March 31, 2007, primarily as a result of a decrease in our accrued payroll due to the payment of incentives previously accrued in 2006, and other assets increased $12.1 million, primarily due to an increase in prepaid taxes as a result of the net loss recognized for the period ended March 15, 2007. These were offset by changes in other working capital accounts.

Cash Used in Investing Activities
          We used cash in investing activities of $6.3 million and $1,622.7 million for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively. Capital expenditures, which were primarily for new stores, improvements to our retail stores and our South Carolina manufacturing facility, were $6.2 million, and $6.3 million for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively. Additionally, investing activities in 2007 reflects Merger consideration of $1.6 billion. See Note 1 to our consolidated financial statements for additional information.
          We currently have no material capital commitments other than the purchase of new point-of-sale registers and software, which should be completed in 2008. Our capital expenditures typically consist of certain lease-required periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.
Cash Used in Financing Activities
          For the three months ended March 31, 2008, we used cash of $1.8 million primarily for required payments on long-term debt. We received cash from financing activities of $1.65 billion for the three months ended March 31, 2007. The primary sources of this cash were: (1) proceeds from the issuance of the new debt, (2) borrowings from new credit facilities, and (3) issuance of new equity.
          A summary of our new debt is as follows:
          $735.0 Million 2007 Senior Credit Facility. In connection with the Merger, we entered into the 2007 Senior Credit Facility with a syndicate of lenders (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The term loan facility will mature in September 2013. The revolving credit facility will mature in March 2012. Interest of the 2007 Senior Credit Facility accrues at a variable rate and was 5.9% at March 31, 2008. As of March 31, 2008 and December 31, 2007 $7.3 million and $6.5 million of the revolving credit facility was pledged to secured letters of credit, respectively.
          Senior Toggle Notes. In connection with the Merger, we completed a private offering of $300.0 million of our Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”). Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest of the Senior Toggle Notes accrues at a variable rate and was 7.2% at March 31, 2008. The Company currently intends to make all interest payments in cash.
          10.75% Senior Subordinated Notes. In connection with the Merger, we completed a private offering of $110.0 million of our 10.75% Senior Subordinated Notes due 2015 (“10.75% Senior Subordinated Notes”). Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year.
Contractual Obligations
          At March 31, 2008, there were no material changes in our December 31, 2007 contractual obligations, as disclosed in our Form 10-K filing with the SEC.
Off Balance Sheet Arrangements
          As of March 31, 2008, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
          We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of March 31, 2008 and December 31, 2007, the available credit balance was $8.5 million. The barter credits are available for use through March 31, 2009.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Critical Accounting Estimates
          You should review the significant accounting policies described in the notes to our consolidated financial statements under the heading “Basis and Presentation and Summary of Significant Accounting Policies” included elsewhere in this report.
Recently Issued Accounting Pronouncements
          In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.  We adopted SFAS 157 in the first quarter of fiscal 2008 for financial assets and liabilities. We are still evaluating the impact of SFAS 157 on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing.
          In February 2007, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of the standard did not effect the financial statements as the Company did not elect to use the fair value option.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact the acquirer’s income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. SFAS 141R also amends SFAS No. 109, “Accounting for Income Taxes”, such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. We will adopt

SFAS 141R beginning in the first quarter of fiscal 2009 and are currently evaluating the impact of adopting SFAS 141R on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and are currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not expect this statement to have an impact on its results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
          We are exposed to market risks from interest rate changes on our variable debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of such financial instruments and interest payments. As of March 31, 2008, we had fixed rate debt of $119.5 million and variable rate debt of $965.6 million. In conjunction with the Merger, we entered into an interest rate swap, effective April 2, 2007, which effectively converts a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million senior credit facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan.
          These agreements are summarized in the following table:

Derivative	Total Notional Amount	Term	Counterparty Pays	Company Pays
Interest Rate Swap	$150.0 million	April 2007-April 2010	LIBOR + 225 basis points	4.8965%
Interest Rate Swap	$150.0 million	April 2007-April 2009	LIBOR + 225 basis points	4.9430%
          Based on our variable rate debt balance as of March 31, 2008, a 1% change in interest rates would increase or decrease our annual interest cost by $6.7 million. At March 31, 2008 there were no other material changes in our December 31, 2007 market risks relating to interest and foreign exchange rates.

Item 4T. Controls and Procedures.
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          We are engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess its requirement to account for additional contingencies in accordance with SFAS 5. We believe that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, including indemnification obligations of third-party manufacturers, and the indemnification provided by Numico under the purchase agreement entered into in connection with the Numico Acquisition, will not have a material adverse impact on our business or financial condition. However, if we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business or financial condition. We currently maintain product liability insurance with a deductible/retention of $2.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase its costs and adversely affect our reputation, revenues and operating income.
          Ephedra (Ephedrine Alkaloids). As of March 20, 2008, we have been named as a defendant in one pending case involving the sale of a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. The pending case relates to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for such case.
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
          In each of the five cases, plaintiffs have sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased certain nutritional supplements from us alleged to contain one or more Andro Products.
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
          Class Action Settlement. Five class action lawsuits were filed against us in the state courts of Alabama, California, Illinois, and Texas with respect to claims that the labeling, packaging, and advertising with respect to a third-party product sold by us were misleading and deceptive. We denied any wrongdoing and are pursuing indemnification claims against the manufacturer. As a result of mediation, the parties agreed to a national settlement of the lawsuits, which was preliminarily approved by the court. Notice of the proposed settlement was made by national media publication and mail to approximately 2.4 million GNC Gold Card members. Each class member who purchased the third-party product and presented a cash register receipt or original product packaging received a cash reimbursement equal to the retail price paid, net of sales tax. Class members who purchased the product, but did not have a cash register receipt or original product packaging, were given an opportunity to submit a signed affidavit that entitled them to receive one or more coupons. Each coupon had a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. As of December 31, 2007, all coupons had been redeemed or had expired. The settlement did not have a material adverse effect on our business or financial condition.
          Wage and Hour Claim. On August 11, 2006, the Company and General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, were sued in federal district court for the District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Counsel for the plaintiffs contends that the Company and General Nutrition Corporation improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. In May 2007, the parties entered in to a settlement of the claims, which is subject to court approval. On or about July 3, 2007, the Company sent a notice to all potential claimants, who may then elect to opt in to the settlement. While the actual settlement amount will be based on the number of claimants who actually opt in to participate in the settlement, if approved by the court, the settlement contemplates a maximum total payment by the Company of $1.9 million if all potential claimants opt in. Based on the number of actual opt-ins, the total amount paid in the third quarter of 2007 to the class is approximately $0.1 million. In addition, the Company paid the plaintiffs counsel an agreed amount of $0.7 million for attorney’s fees following approval by the court of the settlement. On July 23, 2007, the court approved the settlement of claims as fair, reasonable, and adequate and entered its Order of Approval. The total amount paid to the class approximated $0.1 million. Final Judgment was entered by the Court on December 18, 2007 disposing of the claims of the opt-in plaintiffs.
          California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the United States District Court for the Central district of California. Plaintiffs purport to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of GNC throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that GNC failed to pay them split shift and overtime compensation to which they were entitled to under California law. We intend to vigorously oppose class certification. Based on the information available to the Company at the present time, it believes that this matter will not have a material adverse effect upon its business or financial condition.
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC (“GNCF”) and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiffs, who are all current franchisees, filed a putative class action lawsuit seeking to certify a class of current and former California GNCF franchisees. Plaintiffs’ class allegations are that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense. These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchise bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim for violation of California Business & Professions Code, §§ 17200 et seq. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiffs’ other claims remain as individual claims in this lawsuit. A trial is scheduled for November 2008.

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
          The U.S. nutritional supplements retail industry is large and highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. For example, when the trend in favor of low-carbohydrate products developed, we experienced increased competition for our diet products from supermarkets, drug stores, mass merchants, and other food companies, which adversely affected sales of our diet products. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues, and growth prospects.
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
          In the last two years, we have experienced significant management changes. In December 2004, our then Chief Executive Officer resigned. In 2005, six of our then executive officers resigned at different times, including our former Chief Executive Officer, who served in that position for approximately five months. In November 2005, our board of directors appointed Joseph Fortunato, then our Chief Operating Officer, as our Chief Executive Officer. Some of these changes were the result of the officer’s personal decision to pursue other opportunities. The remaining changes were instituted by us as part of strategic initiatives executed in 2005. Effective April 17, 2006, our Chief Operating Officer resigned to become a senior officer of Linens ‘n Things, Inc. Until March 2007, following completion of the Merger, he continued to serve as Merchandising Counselor. In April 2006, we appointed a new Chief Merchandising Officer, who resigned effective April 28, 2006, because of disagreements about the direction of our merchandising efforts. Our Executive Chairman of the Board, Robert J. DiNicola resigned immediately prior to the closing of the Merger. In addition, Susan Trimbo resigned effective March 31, 2007 as our Senior Vice President of Scientific Affairs, Mark Weintrub resigned effective September 30, 2007 as our Senior Vice President and Chief Legal Officer and Curt Larrimer resigned effective December 31, 2007 as our Executive Vice President and Chief Financial Officer. The duties of Chief Financial Officer are being performed by J. Kenneth Fox, Senior Vice President and Treasurer, on an interim basis. We have not yet identified a permanent replacement for Mr. Larrimer. We will continue to enhance our management team as necessary to strengthen our business for future growth. Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. Sale of products containing ephedra amounted to approximately $35.2 million, or 3.3%, of our retail sales in 2003 and approximately $182.9 million, or 17.1%, of our retail sales in 2002. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
          Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant new regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. Although regulatory requirements created by the new legislation will not become mandatory until December 2007, this new legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on Good Manufacturing Practice in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. Although we have until June 2008 to comply with these new regulations, they could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish a guidance governing the notification of new dietary ingredients in 2007. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement. Depending on its recommendations, particularly those relating to animal or human testing, such guidance could also raise our costs and negatively impact our business. We may not be able to comply with the new rules without incurring additional expenses, which could be significant.
Our failure to comply with FTC regulations and existing consent decrees imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.
          The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to three consent decrees that limit our ability to make certain claims with respect to our products and required us to pay civil penalties and other amounts in the aggregate amount of $3.0 million. See “Business — Government Regulation — Product Regulation” included in our annual report on Form 10-K filed with the SEC for additional information. Failure by us or our franchisees to comply with the consent decrees and applicable regulations could occur from time to time. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.
We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.
          As a retailer, distributor, and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of March 31, 2008, we have been named as a defendant in one pending case involving the sale of products that contain ephedra. See “Item I, Legal Proceedings.’’ Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. All claims to date have been tendered to the third-party manufacturer or to our insurer, and we have incurred no expense to date with respect to litigation involving ephedra products.
          Furthermore, we are entitled to indemnification by Numico for losses arising from claims related to products containing ephedra sold before December 5, 2003. The pending case relates to products sold before that time and accordingly, the Company is entitled to indemnification from Numico for such case.
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
          Our manufacturing operations produced approximately 33% of the products we sold for the three months ended March 31, 2008 and approximately 34% for the year ended December 31, 2007. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the twelve months ended March 31, 2008, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war, or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.
If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.
          We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. However, we may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademark may not receive the same degree of protection in foreign countries as it does in the United States. Also, we may not always be able to successfully enforce our trademark against competitors or against challenges by others. For example, a third party is currently challenging our right to register in the United States certain marks that incorporate our “GNC Live Well” trademark. This third party initiated proceedings in the United States Patent and Trademark Office to cancel four registrations for our “GNC Live Well” mark. Subsequently, we permitted three of these registrations to lapse. Other third parties are also challenging our “GNC Live Well” trademark in foreign jurisdictions. Our failure to successfully protect our trademark could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues and profitability.
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
          As of March 31, 2008 and December 31, 2007 approximately 33% of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.2% of our revenues for the three months ended March 31, 2008 and 15.0% of our revenues for the three months ended March 31, 2007. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
          As of March 31, 2008, we had 148 company-owned Canadian stores and 1,106 international franchised stores in 43 international markets. We derived 9.9% of our revenues for the three months ended March 31, 2008 and 9.5% of our revenues for the year ended December 31, 2007 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          Affiliates of Ares Management LLC and Teachers’ Private Capital, a division of Ontario Teachers’ Pension Plan Board, and certain of our directors and members of our management will indirectly beneficially own substantially all of the outstanding equity of our parent GNC Acquisition Holdings Inc. and, as a result, will have the indirect power to elect our directors, to appoint members of management, and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions, or sales of all or substantially all of our assets. The interests of our ultimate controlling stockholders might conflict with the interests of other stockholders or the holders of our debt. Our ultimate controlling stockholders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our debt.

Risks Related to Our Substantial Debt
Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.
          As March 31, 2008, our total consolidated long-term debt (including current portion) was approximately $1,085.1 million, and we had an additional $52.7 million available for borrowing on a collateralized basis under our $60.0 million senior revolving credit facility after giving effect to the use of $7.3 million of the revolving credit facility to secure letters of credit.
          All of our debt under our senior credit facility bears interest at variable rates. We are subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.
          Our substantial debt could have important consequences on our financial condition. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the Senior Toggle Notes and the 10.75% Senior Subordinated Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to use all or a large portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, research and development efforts, capital expenditures, and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds, dispose of assets, or pay cash dividends.
          For additional information regarding the interest rates and maturity dates of our debt, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Despite our current significant level of debt, we may still be able to incur additional debt, which could increase the risks described above, adversely affect our financial health, or prevent us from fulfilling our obligations under the Senior Toggle Notes and the 10.75% Senior Subordinated Notes.
          We and our subsidiaries may be able to incur additional debt in the future, including collateralized debt. Although the 2007 Senior Credit Facility and the indentures governing the Senior Toggle Notes and 10.75% Senior Subordinated Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. If additional debt is added to our current level of debt, the risks described above would increase.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the Senior Toggle Notes and 10.75% Senior Subordinated Notes could decline and we may default under our obligations. As of March 31, 2008 substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indentures, which could cause us to default on our debt obligations, including the Senior Toggle Notes and the 10.75% Senior Subordinated Notes.
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
          Our ability to comply with these covenants and other provisions of the 2007 Senior Credit Facility and the indentures governing the Senior Toggle Notes and the 10.75% Senior Subordinated Notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those and other obligations to become immediately due and payable. If any of our debt is accelerated, we may not be able to repay it
          The 2007 Senior Credit Facility also requires that we meet specified financial ratios, including, but not limited to, maximum total leverage ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
No.	Description
10.1	Employment Agreement, dated as of April 21, 2008, by and between General Nutrition Centers, Inc. and Thomas Dowd.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GENERAL NUTRITION CENTERS, INC. (Registrant)
May 9, 2008	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer (Principal Executive Officer)

May 9, 2008	/s/ J. Kenneth Fox
J. Kenneth Fox
Interim Chief Financial Officer (Principal Financial Officer)