Form 10-Q
period 2008-06-30
GENERAL NUTRITION CENTERS, INC.
filed 2008-08-07
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 333-144396
GENERAL NUTRITION CENTERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-1575168
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

300 Sixth Avenue Pittsburgh, Pennsylvania	15222 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (412) 288-4600
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 6, 2008, 100 shares of the General Nutrition Centers, Inc. $0.01 par value Common Stock (the “Common Stock”) were outstanding. All shares of our Common Stock are held by GNC Corporation, (our “Parent”).

PAGE
PART I — FINANCIAL INFORMATION
Explanatory Note.

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2008, the three months ended June 30, 2007, the period from March 16, 2007 to June 30, 2007, and the period ended March 15, 2007	2

Unaudited Consolidated Statement of Stockholder’s Equity for the six months ended June 30, 2008	3

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008, the period from March 16, 2007 to June 30, 2007, and the period ended March 15, 2007	4

Summarized Notes to Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4T. Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	55

Item 4. Submission of Matters to a Vote of Security Holders	55

Item 5. Other Information	55

Item 6. Exhibits	55

Signatures	56
EX-10.1
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2008	2007 *
	(unaudited)
Current assets:
Cash and cash equivalents	$55,782	$28,854
Receivables, net	83,202	84,666
Inventories, net (Note 3)	342,074	334,149
Deferred tax assets, net	17,029	17,029
Prepaids and other current assets	31,179	33,474

Total current assets	529,266	498,172

Long-term assets:
Goodwill (Note 4)	626,420	626,270
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	167,179	172,872
Property, plant and equipment, net	196,955	190,848
Deferred financing fees, net	24,453	26,377
Other long-term assets	4,810	5,093

Total long-term assets	1,739,817	1,741,460

Total assets	$2,269,083	$2,239,632

Current liabilities:
Accounts payable, includes cash overdraft of $4,871 and $4,124, respectively	$104,591	$101,953
Accrued payroll and related liabilities	25,470	27,477
Accrued income taxes	13,338	1,878
Accrued interest (Note 5)	15,310	18,110
Current portion, long-term debt (Note 5)	8,065	8,031
Deferred revenue and other current liabilities	78,385	82,635

Total current liabilities	245,159	240,084

Long-term liabilities:
Long-term debt (Note 5)	1,075,164	1,078,950
Deferred tax liabilities, net	266,842	267,788
Other long-term liabilities	44,427	44,085

Total long-term liabilities	1,386,433	1,390,823

Total liabilities	1,631,592	1,630,907

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	591,232	590,593
Retained earnings	49,332	18,984
Accumulated other comprehensive loss	(3,073)	(852)

Total stockholder’s equity	637,491	608,725

Total liabilities and stockholder’s equity	$2,269,083	$2,239,632

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Successor				Predecessor
	Three months ended		Six months ended	March 16-	January 1-
	June 30,	June 30,	June 30,	June 30,	March 15,
	2008	2007	2008	2007	2007
Revenue	$422,662	$389,479	$850,795	$451,559	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	274,277	260,454	553,167	303,231	212,175

Gross profit	148,385	129,025	297,628	148,328	117,654

Compensation and related benefits	62,884	60,422	124,455	70,481	64,311
Advertising and promotion	13,640	14,283	31,787	14,512	20,473
Other selling, general and administrative	24,911	22,980	49,836	26,352	17,396
Foreign currency loss (gain)	(29)	(130)	63	(130)	(154)
Merger-related costs (Note 1)	—	—	—	—	34,603

Operating income (loss)	46,979	31,470	91,487	37,113	(18,975)

Interest expense, net (Note 5)	19,433	23,634	42,504	27,872	43,036

Income (loss) before income taxes	27,546	7,836	48,983	9,241	(62,011)

Income tax expense (benefit) (Note 10)	10,538	3,097	18,635	3,638	(10,697)

Net income (loss)	17,008	4,739	30,348	5,603	(51,314)

Other comprehensive income (loss)	2,343	2,626	(2,221)	2,917	(283)

Comprehensive income (loss)	$19,351	$7,365	$28,127	$8,520	$(51,597)

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2007	100	$—	$590,593	$18,984	$(852)	$608,725

Return of capital to GNC Corporation	—	—	(813)	—	—	(813)
Non-cash stock-based compensation	—	—	1,452	—	—	1,452
Net income	—	—	—	30,348	—	30,348
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $945	—	—	—	—	(1,652)	(1,652)
Foreign currency translation adjustments	—	—	—	—	(569)	(569)

Balance at June 30, 2008 (unaudited)	100	$—	$591,232	$49,332	$(3,073)	$637,491

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Successor		Predecessor
	Six months	Period	Period
	ended	March 16-	January 1-
	June 30,	June 30,	March 15,
	2008	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,348	$5,603	$(51,314)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	14,897	7,641	6,510
Deferred fee writedown — early debt extinguishment	—	—	11,680
Amortization of intangible assets	5,732	2,768	866
Amortization of deferred financing fees	1,923	1,069	589
Amortization of original issue discount	165	89	—
Increase in provision for inventory losses	6,749	3,099	2,247
Non-cash stock-based compensation	1,452	714	4,124
(Decrease) increase in provision for losses on accounts receivable	863	—	(39)
Decrease in net deferred taxes	—	3,146	(3,874)
Changes in assets and liabilities:
Decrease (increase) in receivables	442	(5,190)	1,676
(Increase) decrease in inventory, net	(15,238)	9,710	(2,128)
Decrease in franchise note receivables, net	398	828	912
Decrease (increase) in other assets	1,442	(12,056)	3,394
Increase (decrease) in accounts payable	1,961	(1,071)	3,749
Increase (decrease) in accrued taxes	12,252	—	(4,967)
(Decrease) increase in interest payable	(2,800)	24,982	(7,531)
Decrease in accrued liabilities	(8,572)	(185)	(12,682)

Net cash provided by (used in) operating activities	52,014	41,147	(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,205)	(9,567)	(5,693)
Acquisition of the Company	—	(1,615,934)	—
Franchise store conversions	34	—	—
Store acquisition costs	(140)	(85)	(555)

Net cash used in investing activities	(21,311)	(1,625,586)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of new equity	—	552,291	—
Capital contribution from Parent	—	1,801	—
Contribution from selling shareholders	—	—	463,393
Return of capital to Parent company	(813)	—	—
Increase (decrease) in cash overdrafts	747	4,849	(4,136)
Borrowings from new revolving credit facility	—	10,500	—
Payments on new revolving credit facility	—	(10,500)	—
Borrowings from new senior credit facility	—	675,000	—
Proceeds from issuance of new senior sub notes	—	110,000	—
Proceeds from issuance of new senior notes	—	297,000	—
Redemption of 8 5/8% senior notes	—	—	(150,000)
Redemption of 8 1/2% senior notes	—	—	(215,000)
Payment of 2003 senior credit facility	—	—	(55,290)
Payments on long-term debt	(3,943)	(350)	(334)
Financing fees	—	(28,857)	—

Net cash (used in) provided by financing activities	(4,009)	1,611,734	38,633

Effect of exchange rate on cash	234	139	(165)

Net increase (decrease) in cash	26,928	27,434	(14,568)
Beginning balance, cash	28,854	9,512	24,080

Ending balance, cash	$55,782	$36,946	$9,512

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF BUSINESS
          General Nature of Business. General Nutrition Centers, Inc. (“GNC” or the “Company”), a Delaware corporation, is a leading specialty retailer of nutritional supplements, which include vitamins, minerals and herbal supplements (“VMHS”), sports nutrition products, diet products and other wellness products.
          The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico, and the Company also offers products domestically through Rite Aid store-within-a-store locations, gnc.com and drugstore.com. Franchise stores are located in the United States and 44 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
          In connection with the Merger on March 16, 2007, the Company issued $300.0 million aggregate principal amount of Senior Floating Rate Toggle Notes due 2014 (the “Senior Toggle Notes”) and $110.0 million aggregate principal amount of 10.75% Senior Subordinated Notes due 2015 (the “10.75% Senior Subordinated Notes”). In addition, the Company obtained a new senior credit facility comprised of a $675.0 million term loan facility and a $60.0 million revolving credit facility (together, the “2007 Senior Credit Facility”). The Company borrowed the entire $675.0 million under the term loan facility and $10.5 million under the revolving credit facility to fund a portion of the acquisition price of the Merger. The Company utilized proceeds from the new debt to repay its December 2003 senior credit facility, its 8 5/8% senior notes issued in January 2005, and its 8 1/2% senior subordinated notes issued in December 2003. The Company contributed the remainder of the debt proceeds, after payment of fees and expenses, to a newly formed, wholly owned subsidiary, which then loaned such net proceeds to GNC Parent Corporation. GNC Parent Corporation used those proceeds, together with the equity contributions, to repay GNC Parent Corporation’s outstanding floating rate senior PIK notes issued in November 2006, pay the Merger consideration, and pay fees and expenses related to the Merger.
          In connection with the Merger, the Company recognized charges of $34.6 million in the period ending March 15, 2007. In addition, the Company recognized compensation charges associated with the Merger of $15.3 million in the period ending March 15, 2007.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2. BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007 (the Form 10-K). The Company’s reporting period is based on a calendar year.
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
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $3.9 million at June 30, 2008 and $3.6 million at December 31, 2007.
          Financial Instruments and Derivatives. As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. To achieve these objectives, the Company primarily uses interest rate swap agreements to manage exposure to interest rate changes related to its senior

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
credit facility borrowings. These interest rate swap agreements are primarily designated as cash flow hedges. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The changes in the fair value of the hedges are reported in other long term assets or liabilities in the consolidated balance sheet. At June 30, 2008 and December 31, 2007, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of $300.0 million of debt from floating to fixed interest rates. The outstanding agreements mature in April 2009 and April 2010. The Company would have paid $8.2 million ($5.2 million net of tax) and $5.6 million ($3.6 million net of tax) at June 30, 2008 and December 31, 2007, respectively, to settle the interest rate swap agreements, which represent the fair value of these agreements. In addition the Company recorded accrued interest of $1.7 million and interest receivable of $0.2 million, at June 30, 2008 and December 31, 2007, respectively, for current amounts payable or due under the agreements.
Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The Company adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 11) for financial assets and liabilities. The Company is still evaluating the impact of SFAS 157 on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing.
          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not affect the financial statements as the Company did not elect to use the fair value option.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company does not expect this statement to have an impact on its results of operations or financial condition.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	June 30, 2008
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
	(unaudited)
Finished product ready for sale	$294,126	$(8,351)	$285,775
Work-in-process, bulk product and raw materials	52,956	(1,274)	51,682
Packaging supplies	4,617	—	4,617

	$351,699	$(9,625)	$342,074

	December 31, 2007
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$287,430	$(8,578)	$278,852
Work-in-process, bulk product and raw materials	51,755	(1,281)	50,474
Packaging supplies	4,823	—	4,823

	$344,008	$(9,859)	$334,149

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
          Management utilized various resources in arriving at its final fair value adjustments that were made to the Company’s financial statements as of March 16, 2007. In connection with the Merger, final fair values were assigned to various other intangible assets. The Company’s brands were assigned a final fair value representing the longevity of the Company name and general recognition of the product lines. The Gold Card program was assigned a final fair value representing the underlying customer listing, for both the Retail and Franchise segments. The retail agreements were assigned a final fair value reflecting the opportunity to expand the Company stores within a major drug store chain and on military facilities. A final fair value was assigned to the agreements with the Company’s franchisees, both domestic and international, to operate stores for a contractual period. Final fair values were assigned to the Company’s Manufacturing/Wholesale segment for production and continued sales to certain customers. During the period from March 16, 2007 to December 31, 2007, the Company updated the purchase price allocations, as a result of updates in the assumptions used in the valuation models.
          For the six months ended June 30, 2008, the Company acquired 8 franchise stores. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $0.5 million, of which $0.1 million was paid in cash.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table summarizes the Company’s goodwill activity from December 31, 2007 to June 30, 2008.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2007	$306,126	$117,303	$202,841	$626,270
Acquired franchise stores	150	—	—	150

Balance at June 30, 2008 (unaudited)	$306,276	$117,303	$202,841	$626,420

          The following table summarizes the Company’s intangible asset activity from December 31, 2007 to June 30, 2008.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2007	$6,041	$500,000	$220,000	$165,702	$1,129	$892,872
Acquired franchise stores	—	—	—	—	39	39
Amortization expense	(2,010)	—	—	(3,341)	(381)	(5,732)

Balance at June 30, 2008 (unaudited)	$4,031	$500,000	$220,000	$162,361	$787	$887,179

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	June 30, 2008			December 31, 2007
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)	(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(1,933)	1,567	3,500	(1,155)	2,345
Gold card — franchise	3	5,500	(3,036)	2,464	5,500	(1,804)	3,696
Retail agreements	25-35	31,000	(1,511)	29,489	31,000	(985)	30,015
Franchise agreements	25	70,000	(3,616)	66,384	70,000	(2,217)	67,783
Manufacturing agreements	25	70,000	(3,617)	66,383	70,000	(2,216)	67,784
Other intangibles	1-5	150	(45)	105	150	(30)	120
Franchise rights	1-5	1,952	(1,165)	787	1,913	(784)	1,129

		$902,102	$(14,923)	$887,179	$902,063	$(9,191)	$892,872

          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at June 30, 2008:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2008	5,191
2009	9,042
2010	7,212
2011	6,741
2012	6,668
Thereafter	132,325

Total	$167,179

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
          Long-term debt at each respective period consisted of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$666,563	$669,937
Senior Toggle Notes	297,412	297,247
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	9,209	9,774
Capital leases	45	23
Less: current maturities	(8,065)	(8,031)

Total	$1,075,164	$1,078,950

          The Company’s net interest expense for each respective period is as follows:

	Successor				Predecessor
	Three months ended		Six months ended	March 16-	January 1-
	June 30,	June 30,	June 30,	June 30,	March 15,
	2008	2007	2008	2007	2007
			(unaudited)
			(in thousands)
2003 Senior Credit Facility
Term Loan	$—	$—	$—	$—	$918
Revolver	—	—	—	—	132
8 5/8% Senior Notes	—	—	—	—	3,807
8 1/2 % Senior Subordinated Notes	—	—	—	—	2,695
Call premiums	—	—	—	—	23,159
Deferred financing fees	982	920	1,923	1,068	589
Deferred fee writedown- early extinguishment	—	—	—	—	11,680
2007 Senior Credit Facility
Term Loan	10,046	12,967	21,942	15,235	—
Revolver	106	126	217	147	—
Senior Toggle Notes	5,400	7,347	12,532	8,572	—
10.75% Senior Subordinated Notes	2,956	2,956	5,912	3,449	—
OID amortization	84	77	165	90	—
Mortgage	162	125	324	158	392
Interest income-other	(303)	(884)	(511)	(847)	(336)

Interest expense, net	$19,433	$23,634	$42,504	$27,872	$43,036

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Accrued interest at each respective period consisted of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$5,469	$5,787
Senior Toggle Notes	6,359	8,841
10.75% Senior Subordinated Notes	3,482	3,482

Total	$15,310	$18,110

     Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates. At June 30, 2008 and December 31, 2007 the interest rate for the 2007 Senior Credit Facility was 5.0% and 7.0%, respectively. At June 30, 2008 and December 31, 2007 the interest rate for the Senior Toggle Notes was 7.2% and 10.0%, respectively.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Litigation
          The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	Harry Rodriguez v. General Nutrition Companies, Inc. (previously pending in the Supreme Court of the State of New York, New York County, New York, Index No. 02/126277 and currently styled Harry Rodriguez, individually and on behalf of all others similarly situated, v. General Nutrition Companies, Inc. Case No. 1:06-cv-02987-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 6, 2002, alleged claims for unjust enrichment, violation of General Business Law Section 349 (misleading and deceptive trade practices), and violation of General Business Law Section 350 (false advertising). On July 2, 2003, the court granted part of the GNC motion to dismiss and dismissed the unjust enrichment cause of action. On January 4, 2006, the court conducted a hearing on the GNC motion for summary judgment and plaintiffs’ motion for class certification, both of which remain pending.

•	Everett Abrams v. General Nutrition Companies, Inc. (previously pending in the Superior Court of New Jersey, Mercer County, New Jersey, Docket No. L-3789-02 and currently styled Everett Abrams, individually and on behalf of all others similarly situated, v. General Nutrition Companies, Inc., Case No. 1:06-cv-07881-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 20, 2002, alleged claims for false and deceptive marketing and omissions and violations of the New Jersey Consumer Fraud Act. On November 18, 2003, the court signed an order dismissing plaintiff’s claims for affirmative misrepresentation and sponsorship with prejudice. The claim for knowing omissions remains pending.

•	Shawn Brown, Ozan Cirak, Thomas Hannon, and Luke Smith v. General Nutrition Companies, Inc. (previously pending in the 15th Judicial Circuit Court, Palm Beach County, Florida, Index. No. CA-02-14221AB and currently styled Shawn Brown, Ozan Cirak, Thomas Hannon and Like Smith, each individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc., Case No. 1:07-cv-06356-UA, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about November 27, 2002, alleged claims for violations of the Florida Deceptive and Unfair Trade Practices Act, unjust enrichment, and violation of Florida Civil Remedies for Criminal Practices Act. These claims remain pending.

•	Andrew Toth v. General Nutrition Companies, Inc., et al. (previously pending in the Common Pleas Court of Philadelphia County, Philadelphia, Class Action No. 02-703886 and currently styled Andrew Toth and Richard Zatta, each individually and on behalf of all others similarly situated v. Bodyonics, LTD, d/b/a Pinnacle and General Nutrition Companies, Inc., Case No. 1:06-cv-02721-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 8, 2003, alleged claims for violations of the Unfair Trade Practices and Consumer Protection Law, and unjust enrichment. The court denied the plaintiffs’ motion for class certification, and that order has been affirmed on appeal. Plaintiffs thereafter filed a petition in the Pennsylvania Supreme Court asking that the court consider an appeal of the order denying class certification. The Pennsylvania Supreme Court denied the petition after the case against GNC was removed as described above. The Claims for the violations of the Unfair Trade Practices and Consumer Protection Law and unjust enrichment remain pending.

•	Santiago Guzman, individually, on behalf of all others similarly situated, and on behalf of the general public v. General Nutrition Companies, Inc. (previously pending on the California Judicial Counsel Coordination Proceeding No. 4363, Los Angeles County Superior Court). Plaintiffs filed this putative class action on or about February 17, 2004. The Second Amended Complaint, filed on or about November 27, 2006, alleged claims for violations of the Consumers Legal Remedies Act, violation of the Unfair Competition Act, and unjust enrichment. Plaintiffs filed their Motion for Class Certification on February 13, 2008. GNC filed its Motion opposing certification on March 12, 2008 and oral argument was heard on June 10, 2008. The Court has not yet decided the Motion.
          On January 25, 2008, a mediation was held for the Andro Actions and no resolution was reached. On June 4, 2008, the U.S. District Court (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the Rodriguez, Abrams, Brown and Toth cases should not be dismissed for failure

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
to prosecute in conformity to the Courts Case Management Orders. Following the hearing, the Court advised that all four (4) cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. Appeals are anticipated.
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
          California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the United States District Court for the Central district of California. Plaintiffs purport to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of GNC throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that GNC failed to pay them split shift and overtime compensation to which they were entitled to under California law. The Plaintiffs filed their Motion for Class Certification on May 2, 2008. GNC’s Reply Motion opposing Certification was filed on July 14, 2008. Oral argument on the Motion is scheduled for August 11, 2008.
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC (“GNCF”) and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiffs, who are all current franchisees, filed a putative class action lawsuit seeking to certify a class of current and former California GNCF franchisees. Plaintiffs’ class allegations are that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense. These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchise bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim for violation of California Business & Professions Code, §§ 17200 et seq. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiffs’ other claims remain as individual claims in this lawsuit. A trial is scheduled for March 2009.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
NOTE 7. STOCK-BASED COMPENSATION PLANS
Stock Options
          In 2007, the Board of Directors of the Company of Holdings (the “Board”) and Holdings’ stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable Holdings to attract and retain highly qualified personnel who will contribute to the success of the Company. The 2007 Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The 2007 Plan is available to certain eligible employees, directors, consultants or advisors as determined by the compensation committee of the Board. The total number of shares of Holdings’ Class A common stock reserved and available for the 2007 Plan is 10.4 million shares at June 30, 2008. Stock options under the 2007 Plan are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from date of grant. As of June 30, 2008 the Company had 8.3 million outstanding stock options under the 2007 Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the 2007 Plan.
          The following table outlines Holdings’ stock option activity:

		Weighted
		Average	Aggregate
	Total Options	Exercise Price	Intrinsic Value
			(in thousands)
Outstanding at December 31, 2007	6,714,492	$6.25	$6,479
Granted	1,750,000	8.66
Exercised	(3,946)	5.00
Forfeited	(176,854)	6.25

Outstanding at June 30, 2008	8,283,692	$6.76	$6,305

Exercisable at June 30, 2008	1,373,555	$6.25	$1,325

          The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of June 30, 2008, the net unrecognized compensation cost, after taking into consideration estimated forfeitures, related to options outstanding was $11.1 million and is expected to be recognized over a weighted average period of approximately 3.5 years. As of June 30, 2008, the weighted average remaining contractual life of outstanding options and exercisable options were 8.9 years and 8.7 years, respectively. The weighted average Black-Scholes value per option granted during 2008 to date is $2.10.
          SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the six months ended June 30, 2008 and the period from March 16 to June 30, 2007 was $1.5 million and $0.7 million, respectively.
          The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options for the period ended June 30, 2008, the expected option term has been estimated by considering both the vesting

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
period, which is typically five years, and the contractual term of ten years. As Holdings’ underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the period ended June 30, 2008 are as follows:

June 30,
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
NOTE 8. SEGMENTS
          The Company has three operating segments, Retail, Franchising, and Manufacturing/Wholesale, each of which is a reportable segment. The operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and other corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each segment. The Retail segment includes the Company’s corporate store operations in the United States and Canada and the sales generated through www.gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and other unallocated costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in Note 2 “Basis of Presentation”.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor				Predecessor
			Six months ended	March 16 -	January 1 -
	Three months ended June 30,		June 30,	June 30,	March 15,
	2008	2007	2008	2007	2007
			(in thousands)
			(unaudited)
Revenue:
Retail	$314,506	$295,890	$635,801	$341,240	$259,313
Franchise	65,107	59,959	130,011	71,517	47,237
Manufacturing/Wholesale:
Intersegment (1)	46,212	39,160	90,322	47,899	35,477
Third Party	43,049	33,630	84,983	38,802	23,279

Sub total Manufacturing/Wholesale	89,261	72,790	175,305	86,701	58,756
Sub total segment revenues	468,874	428,639	941,117	499,458	365,306
Intersegment elimination (1)	(46,212)	(39,160)	(90,322)	(47,899)	(35,477)

Total revenue	$422,662	$389,479	$850,795	$451,559	$329,829

(1) Intersegment revenues are eliminated from consolidated revenue.

Operating income (loss):
Retail	$42,233	$33,540	$79,050	$38,829	$28,249
Franchise	18,699	15,485	38,483	18,434	14,518
Manufacturing/Wholesale	17,325	11,126	33,063	13,116	10,267
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(13,837)	(12,516)	(27,606)	(14,552)	(10,667)
Corporate costs	(17,441)	(16,165)	(31,503)	(18,714)	(26,739)
Merger-related costs	—	—	—	—	(34,603)

Sub total unallocated corporate and other (costs) income	(31,278)	(28,681)	(59,109)	(33,266)	(72,009)

Total operating income (loss)	$46,979	$31,470	$91,487	$37,113	$(18,975)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
          As of June 30, 2008 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by GNC Corporation and the Company’s direct and indirect domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company and rank secondary to the Company’s 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s domestic subsidiaries and rank secondary to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company. The guarantees are full and unconditional and joint and several.
          Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of June 30, 2008, and December 31, 2007, the three and six months ended June 30, 2008, the period from January 1, 2007 to March 15, 2007, and the period from March 16 to June 30, 2007. Each of the subsidiary guarantors are 100% owned by the parent issuer, the guarantees are full and unconditional, and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
June 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Current assets
Cash and cash equivalents	$—	$53,578	$2,204	$—	$55,782
Receivables, net	316	82,479	407	—	83,202
Intercompany receivables	—	87,782	—	(87,782)	—
Inventories, net	—	318,134	23,940	—	342,074
Prepaids and other current assets	62	41,999	6,147		48,208

Total current assets	378	583,972	32,698	(87,782)	529,266

Goodwill	—	626,019	401	—	626,420
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	172,022	24,933	—	196,955
Investment in subsidiaries	1,774,419	11,392	—	(1,785,811)	—
Other assets	24,453	180,770	—	(8,781)	196,442

Total assets	$1,799,250	$2,294,175	$58,032	$(1,882,374)	$2,269,083

Current liabilities
Current liabilities	$15,720	$213,925	$15,514	$—	$245,159
Intercompany payables	73,578	—	14,204	(87,782)	—

Total current liabilities	89,298	213,925	29,718	(87,782)	245,159

Long-term debt	1,067,225	34	16,686	(8,781)	1,075,164
Deferred tax liabilities	(2,997)	269,839	—	—	266,842
Other long-term liabilities	8,233	35,958	236	—	44,427

Total liabilities	1,161,759	519,756	46,640	(96,563)	1,631,592
Total stockholder’s equity (deficit)	637,491	1,774,419	11,392	(1,785,811)	637,491

Total liabilities and stockholder’s equity (deficit)	$1,799,250	$2,294,175	$58,032	$(1,882,374)	$2,269,083

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Current assets
Cash and cash equivalents	$—	$26,090	$2,764	$—	$28,854
Receivables, net	128	84,253	285	—	84,666
Intercompany receivables	—	79,441	—	(79,441)	—
Inventories, net	—	311,655	22,494	—	334,149
Prepaids and other current assets	251	45,694	4,558	—	50,503

Total current assets	379	547,133	30,101	(79,441)	498,172

Goodwill	—	625,869	401	—	626,270
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	166,440	24,408	—	190,848
Investment in subsidiaries	1,742,216	9,684	—	(1,751,900)	—
Other assets	26,378	186,745	—	(8,781)	204,342

Total assets	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

Current liabilities
Current liabilities	$20,015	$205,433	$14,636	$—	$240,084
Intercompany payables	66,359	—	13,082	(79,441)	—

Total current liabilities	86,374	205,433	27,718	(79,441)	240,084

Long-term debt	1,070,434	23	17,274	(8,781)	1,078,950
Deferred tax liabilities	(2,051)	269,839	—	—	267,788
Other long-term liabilities	5,491	38,360	234	—	44,085

Total liabilities	1,160,248	513,655	45,226	(88,222)	1,630,907
Total stockholder’s equity (deficit)	608,725	1,742,216	9,684	(1,751,900)	608,725

Total liabilities and stockholder’s equity (deficit)	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Three months ended June 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$398,482	$26,966	$(2,786)	$422,662

Cost of sales, including costs of warehousing, distribution and occupancy	—	257,243	19,820	(2,786)	274,277

Gross profit	—	141,239	7,146	—	148,385

Compensation and related benefits	—	58,936	3,948	—	62,884
Advertising and promotion	—	13,452	188	—	13,640
Other selling, general and administrative	493	23,556	862	—	24,911
Subsidiary (income) expense	(17,985)	(1,352)	—	19,337	—
Other (income) expense	—	(23)	(6)	—	(29)

Operating income (loss)	17,492	46,670	2,154	(19,337)	46,979

Interest expense, net	1,067	18,046	320	—	19,433

Income (loss) before income taxes	16,425	28,624	1,834	(19,337)	27,546

Income tax (benefit) expense	(583)	10,639	482	—	10,538

Net income (loss)	17,008	$17,985	$1,352	$(19,337)	$17,008

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$803,003	$53,524	$(5,732)	$850,795

Cost of sales, including costs of warehousing, distribution and occupancy	—	519,948	38,951	(5,732)	553,167

Gross profit	—	283,055	14,573	—	297,628

Compensation and related benefits	—	116,666	7,789	—	124,455
Advertising and promotion	—	31,486	301	—	31,787
Other selling, general and administrative	1,014	47,091	1,731	—	49,836
Subsidiary (income) expense	(32,283)	(2,275)	—	34,558	—
Other (income) expense	—	(38)	101	—	63

Operating income (loss)	31,269	90,125	4,651	(34,558)	91,487

Interest expense, net	2,086	39,826	592	—	42,504

Income (loss) before income taxes	29,183	50,299	4,059	(34,558)	48,983

Income tax (benefit) expense	(1,165)	18,016	1,784	—	18,635

Net income (loss)	$30,348	$32,283	$2,275	$(34,558)	$30,348

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Three months ended June 30, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$370,130	$22,648	$(3,299)	$389,479

Cost of sales, including costs of warehousing, distribution and occupancy	—	247,257	16,496	(3,299)	260,454

Gross profit	—	122,873	6,152	—	129,025

Compensation and related benefits	—	56,909	3,513	—	60,422
Advertising and promotion	—	14,116	167	—	14,283
Other selling, general and administrative	387	21,967	626	—	22,980
Subsidiary (income) expense	(5,720)	(1,149)	—	6,869	—
Other (income) expense	—	—	(130)	—	(130)

Operating income (loss)	5,333	31,030	1,976	(6,869)	31,470

Interest expense, net	997	22,534	103	—	23,634

Income (loss) before income taxes	4,336	8,496	1,873	(6,869)	7,836

Income tax (benefit) expense	(403)	2,776	724	—	3,097

Net income (loss)	$4,739	$5,720	$1,149	$(6,869)	$4,739

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to June 30, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$428,937	$26,504	$(3,882)	$451,559

Cost of sales, including costs of warehousing, distribution and occupancy	—	288,019	19,093	(3,882)	303,230

Gross profit	—	140,918	7,411	—	148,329

Compensation and related benefits	—	66,433	4,048	—	70,481
Advertising and promotion	—	14,293	219	—	14,512
Other selling, general and administrative	387	25,174	792	—	26,353
Subsidiary (income) expense	(9,231)	(1,341)	—	10,572	—
Other (income) expense	—	—	(130)	—	(130)

Operating income (loss)	8,844	36,359	2,482	(10,572)	37,113

Interest expense, net	5,164	22,488	220	—	27,872

Income (loss) before income taxes	3,680	13,871	2,262	(10,572)	9,241

Income tax (benefit) expense	(1,923)	4,640	921	—	3,638

Net income (loss)	$5,603	$9,231	$1,341	$(10,572)	$5,603

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$314,632	$17,489	$(2,292)	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	—	201,973	12,494	(2,292)	212,175

Gross profit	—	112,659	4,995	—	117,654

Compensation and related benefits	—	61,615	2,696	—	64,311
Advertising and promotion	—	20,435	38	—	20,473
Other selling, general and administrative	86	17,514	(204)	—	17,396
Subsidiary (income) expense	(12,958)	(1,581)	—	14,539	—
Other (income) expense	34,603	—	(154)	—	34,449

Operating income (loss)	(21,731)	14,676	2,619	(14,539)	(18,975)

Interest expense, net	42,981	(539)	594	—	43,036

Income (loss) before income taxes	(64,712)	15,215	2,025	(14,539)	(62,011)

Income tax (benefit) expense	(13,398)	2,257	444	—	(10,697)

Net income (loss)	$(51,314)	$12,958	$1,581	$(14,539)	$(51,314)

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2008	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$50,929	$1,085	$52,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(19,894)	(1,311)	(21,205)
Investment/distribution	4,188	(4,188)	—	—
Other investing	—	(106)	—	(106)

Net cash provided by (used in) investing activities	4,188	(24,188)	(1,311)	(21,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(813)	—	—	(813)
Other financing	(3,375)	747	(568)	(3,196)

Net cash provided by (used in) financing activities	(4,188)	747	(568)	(4,009)

Effect of exchange rate on cash	—	—	234	234

Net increase (decrease) in cash	—	27,488	(560)	26,928

Beginning balance, cash	—	26,090	2,764	28,854

Ending balance, cash	$—	$53,578	$2,204	$55,782

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to June 30, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(730)	$40,199	$1,678	$41,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(9,277)	(290)	(9,567)
Investment/distribution	9,429	(9,429)	—	—
Acquisition of the Company	(1,615,934)	—	—	(1,615,934)
Other investing	—	(85)	—	(85)

Net cash used in investing activities	(1,606,505)	(18,791)	(290)	(1,625,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	1,801	—	—	1,801
Issuance of new equity	552,291	—	—	552,291
Borrowings from new senior credit facility	675,000	—	—	675,000
Proceeds from issuance of new senior sub notes	110,000	—	—	110,000
Proceeds from issuance of new senior notes	297,000	—	—	297,000
Financing fees	(28,857)	—	—	(28,857)
Other financing	—	4,849	(350)	4,499

Net cash provided by (used in) financing activities	1,607,235	4,849	(350)	1,611,734

Effect of exchange rate on cash	—	—	139	139

Net increase in cash	—	26,257	1,177	27,434

Beginning balance, cash	—	7,559	1,953	9,512

Ending balance, cash	$—	$33,816	$3,130	$36,946

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH USED IN OPERATING ACTIVITIES:	$(43,103)	$(3,102)	$(583)	$(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,117)	(576)	(5,693)
Investment/distribution	—	—	—	—
Other investing	—	(555)	—	(555)

Net cash used in investing activities	—	(5,672)	(576)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from selling shareholders	463,393	—	—	463,393
Redemption of 8 5/8% senior notes	(150,000)	—	—	(150,000)
Redemption of 8 1/2% senior notes	(215,000)	—	—	(215,000)
Payment of 2003 senior credit facility	(55,290)	—	—	(55,290)
Other financing	—	(4,136)	(334)	(4,470)

Net cash provided by (used in) financing activities	43,103	(4,136)	(334)	38,633

Effect of exchange rate on cash	—	—	(165)	(165)

Net decrease in cash	—	(12,910)	(1,658)	(14,568)

Beginning balance, cash	—	20,469	3,611	24,080

Ending balance, cash	$—	$7,559	$1,953	$9,512

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. INCOME TAXES
          The Company has recorded additional unrecognized tax benefits of approximately $0.8 million during the six months ended June 30, 2008. The additional unrecognized tax benefits recorded during the six months ended June 30, 2008 are principally related to the continuation of previously taken tax positions. At June 30, 2008 and December 31, 2007, the Company had $7.7 million and $6.9 million respectively, of unrecognized tax benefits. As of June 30, 2008, the Company is aware of unrecognized tax positions of $1.2 million for which it is reasonably possible that the amounts of unrecognized tax benefits will decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is immaterial. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008 and December 31, 2007, the Company had accrued approximately $0.9 million and $0.7 million, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.
          The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it operates. The Company has been audited by the Internal Revenue Service (“IRS”) through its December 4, 2003 tax year. The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS is expected to issue an examination report in the fourth quarter of 2008. The Company has various state and local jurisdiction tax years open to examination (earliest open period 2002), and the Company also has certain state and local jurisdictions currently under audit. As of June 30, 2008, the Company believes that it has appropriately reserved for any potential federal and state income tax exposures.
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

Level 1 —	observable inputs such as quoted prices in active markets for identical assets and liabilities;

Level 2 —	observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other inputs that are observable, or can be corroborated by observable market data; and

Level 3 —	unobservable inputs for which there are little or no market data, which require the reporting entity to develop its own assumptions.
          The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
		(in thousands)
Other long-term liabilities	$2,159	$8,233	$—

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS 157:
          Other long-term liabilities — Other long-term liabilities classified as Level 1 consists of liabilities related to the Company’s non-qualified deferred compensation plan. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investment choices. Since the employee-directed investment choices are exchange traded equity indexes with quoted prices in active markets, the liabilities are classified as within Level 1 on the fair value hierarchy. Other long-term liabilities classified as Level 2 consists of the Company’s interest rate swap. The derivative is a pay-variable, receive-fixed interest rate swap based on a LIBOR rate. Fair value is based on a model-derived valuation using the LIBOR rate, which is an observable input in an active market. Therefore, our derivative is classified as Level 2 on the fair value hierarchy.
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
NOTE 12. RELATED PARTY TRANSACTIONS
          Successor:
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a management services agreement with Holdings, its parent. Under the agreement, Holdings provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company provides customary indemnifications to Holdings and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Holdings for services rendered in connection with the Merger. For the six months ended June 30, 2008 and the period from March 16 to June 30, 2007, $0.8 million and $0.4 million, respectively, was paid pursuant to this agreement.
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, of which various fund portfolios related to one of our sponsors, Ares Management LLC (“Ares”), are investors. As of June 30, 2008, certain affiliates of Ares held approximately $64.2 million of term loans under the Company’s 2007 Senior Credit Facility.
          Predecessor:
          Management Service Fees. On December 5, 2003, the Company and the predecessor of GNC Parent LLC, entered into a management services agreement with Apollo Management V (“Apollo”). This agreement was terminated in connection with the Merger. Under the agreement, Apollo furnished certain investment banking, management, consulting, financial planning, and financial advisory services on an ongoing basis and for any significant financial transactions that may have been undertaken. The length of the agreement was ten years and included an annual general services fee of $1.5 million, payable to Apollo in monthly installments. Apollo was also entitled to receive customary major transaction services fees. In addition, the Company reimbursed expenses that were incurred and paid by Apollo on behalf of the Company. For the period from January 1, 2007 to March 15, 2007, $0.4 million was paid to Apollo under the terms of this agreement. In addition, as a result of the Merger, for the period from January 1, 2007 to March 15, 2007, $7.5 million was paid to Apollo as a one-time payment for the termination of the management services agreement.

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q.
          The following discussion gives effect to the Merger. As a result, our consolidated financial statements reflect our results of operations and cash flows for the period from March 16, 2007 to June 30, 2007, and of our predecessor entity for its results of operations and cash flows for the period from January 1, 2007 to March 15, 2007.
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
Business Overview
          We are the largest global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 6,300 locations operating under the GNC brand name.
     Revenues and Operating Performance from our Business Segments
          We measure our operating performance primarily through revenues and operating income from our three business segments, Retail, Franchise, and Manufacturing/Wholesale, and through the monitoring of our unallocated costs from our warehousing, distribution and corporate segments, as follows:
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
          Our recent trends of operations reflect the positive results of these initiatives. For the years ended December 31, 2007 and 2006, our domestic store sales increased 2.1% and 11.1%, respectively. Additionally, our same store sales in domestic company owned stores increased 3.4% for the six months ended June 30, 2008.
          Our strategy of bringing franchise store standards in line with corporate operating standards has been successful, and the gap between franchise results and company same store sales results has continued to close. We also have continued to see strength in our franchise system highlighted by increased wholesale revenue from the sale of our GNC branded products.
          At the end of 2005, we launched our web platform and this business has seen revenue growth of 65.0% for the year ended December 31, 2007 and 23.2% for the six months ended June 30, 2008.
          Our international franchise business continues to expand at anticipated levels, showing steady growth over the past decade and resulting in over 1,100 locations in 44 markets.
          We have implemented a manufacturing strategy designed to increase our position in the contract manufacturing business, maximize utilization of capacity and pass on better production costs to our company store operations. This strategy has been successful and our contract manufacturing business continues to grow above planned levels.
          In July 2007 we extended our alliance with Rite Aid through December 31, 2014, with Rite Aid’s commitment to open 1,125 new stores-within-a-store locations by that date. We currently have over 1,550 locations inside Rite Aid stores.
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
          The following discussion and analysis of our historical financial condition and results of operations covers periods prior to and including the consummation of the Merger. Accordingly, the discussion and analysis of these periods does not reflect the complete and significant impact the Merger and related transactions has had on us. As a result of the Merger and related transactions, we are highly leveraged. Significant additional liquidity requirements, resulting primarily from increased interest expense and other factors, such as increased depreciation and amortization as a result of the application of purchase accounting, will significantly affect our financial condition, results of operations and liquidity going forward.
Related Parties
          For the six months ended June 30, 2008 and the period from March 16, 2007 to June 30, 2007, we have related party transactions with Ares and Ontario Teachers Pension Plan Board and their affiliates. For the period January 1, 2007 to March 15, 2007 we had related party transactions with Apollo and its affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions” and the “Related Party Transactions” note in our annual report on Form 10-K.
Results of Operations
          The following information presented for the six months ended June 30, 2008, the periods ended March 15, 2007 and June 30, 2007, as of June 30, 2008, and as of June 30, 2007 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included. In the table that follows and in the accompanying discussion, the period ended March 15, 2007 and the period ended June 30, 2007 have been combined for discussion purposes as we believe this further enhances comparability to the other years presented rather than a discussion of the separate periods. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Merger date. Material differences that were generated as a result of the Merger are explained in the appropriate sections.
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

Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Successor						Combined		Predecessor	Successor
									January 1 -	March 16 -
	Three Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,		March 15,	June 30,
	2008		2007		2008		2007		2007	2007
Revenues:
Retail	$314.5	74.4%	$295.9	76.0%	$635.8	74.7%	$600.6	76.9%	$259.3	341.3
Franchise	65.1	15.4%	60.0	15.4%	130.0	15.3%	118.7	15.2%	47.2	71.5
Manufacturing / Wholesale	43.1	10.2%	33.6	8.6%	85.0	10.0%	62.1	7.9%	23.3	38.8

Total net revenues	422.7	100.0%	389.5	100.0%	850.8	100.0%	781.4	100.0%	329.8	451.6

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	274.3	64.9%	260.5	66.9%	553.2	65.0%	515.5	66.0%	212.2	303.3
Compensation and related benefits	62.9	14.9%	60.4	15.5%	124.5	14.6%	134.8	17.3%	64.3	70.5
Advertising and promotion	13.6	3.2%	14.3	3.7%	31.7	3.7%	35.0	4.5%	20.5	14.5
Other selling, general and administrative expenses	22.3	5.3%	20.6	5.3%	44.1	5.2%	40.1	5.1%	16.5	23.6
Amortization expense	2.6	0.6%	2.4	0.5%	5.7	0.7%	3.6	0.5%	0.8	2.7
Foreign currency loss (gain)	—	0.0%	(0.1)	0.0%	0.1	0.0%	(0.3)	0.0%	(0.1)	(0.1)
Transaction related costs	—	0.0%	—	0.0%	—	0.0%	34.6	4.4%	34.6	—

Total operating expenses	375.7	88.9%	358.1	91.9%	759.3	89.2%	763.3	97.8%	348.8	414.5

Operating income:
Retail	42.2	10.0%	33.5	8.6%	79.0	9.3%	67.1	8.5%	28.2	38.9
Franchise	18.7	4.4%	15.5	4.0%	38.5	4.5%	32.9	4.2%	14.5	18.4
Manufacturing / Wholesale	17.3	4.1%	11.1	2.9%	33.1	3.9%	23.4	3.0%	10.3	13.1
Unallocated corporate and other costs:
Warehousing and distribution costs	(13.8)	-3.3%	(12.5)	-3.2%	(27.6)	-3.2%	(25.2)	-3.2%	(10.7)	(14.5)
Corporate costs	(17.4)	-4.1%	(16.2)	-4.2%	(31.5)	-3.7%	(45.5)	-5.9%	(26.7)	(18.8)
Merger related costs	—	0.0%	—	0.0%	—	0.0%	(34.6)	-4.4%	(34.6)	—

Subtotal unallocated corporate and other costs, net	(31.2)	-7.4%	(28.7)	-7.4%	(59.1)	-6.9%	(105.3)	-13.5%	(72.0)	(33.3)

Total operating income (loss)	47.0	11.1%	31.4	8.1%	91.5	10.8%	18.1	2.2%	(19.0)	37.1

Interest expense, net	19.4		23.6		42.5		70.9		43.0	27.9

Income (loss) before income taxes	27.6		7.8		49.0		(52.8)		(62.0)	9.2

Income tax expense (benefit)	10.6		3.1		18.7		(7.1)		(10.7)	3.6

Net income (loss)	$17.0		$4.7		$30.3		$(45.7)		$(51.3)	$5.6

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the table above and could occasionally differ immaterially if you were to use the unrounded data for these calculations.

Comparison of the Three Months Ended June 30, 2008 and 2007
     Revenues
          Our consolidated net revenues increased $33.2 million, or 8.5%, to $422.7 million for the three months ended June 30, 2008 compared to $389.5 million for the same period in 2007. The increase was the result of increased sales in all of our segments.
          Retail. Revenues in our Retail segment increased $18.6 million, or 6.3%, to $314.5 million for the three months ended June 30, 2008 compared to $295.9 million for the same period in 2007. The increase from 2007 to 2008 included an increase of $1.7 million of sales through www.gnc.com. Sales increases occurred in the major product categories of VMHS and sports nutrition. Our domestic company-owned same store sales, including our internet sales, improved for the quarter by 4.5%. Our Canadian company-owned stores had improved same store sales of 5.2% in the second quarter of 2008. Our company-owned store base increased by 33 stores to 2,595 domestically compared to 2,562 at June 30, 2007, primarily due to new store openings and franchise store acquisitions, and our Canadian store base increased by 9 stores to 151 at June 30, 2008 compared to 142 at June 30, 2007.
          Franchise. Revenues in our Franchise segment increased $5.1 million, or 8.6%, to $65.1 million for the three months ended June 30, 2008 compared to $60.0 million for the same period in 2007. Domestic franchise revenue increased $2.3 million as a result of increased product sales despite operating 41 fewer stores in the second quarter of 2008 compared to the same period in 2007. There were 965 stores at June 30, 2008 compared to 1,006 stores at June 30, 2007. International franchise revenue increased $2.8 million as a result of increased product sales and royalties. Our international franchise store base increased by 89 stores to 1,119 at June 30, 2008 compared to 1,030 at June 30, 2007.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and drugstore.com, increased $9.5 million, or 28.0%, to $43.1 million for the three months ended June 30, 2008 compared to $33.6 million for the same period in 2007. Sales increased in the South Carolina plant by $7.3 million, and revenues associated with Rite Aid increased by $2.1 million due primarily to increased license fees as a result of Rite Aid opening 125 stores in the second quarter of 2008 compared to 10 stores in the second quarter of 2007.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $13.8 million, or 5.3%, to $274.3 million for the three months ended June 30, 2008 compared to $260.5 million for the same period in 2007. Consolidated cost of sales, as a percentage of net revenue, was 64.9% for the three months ended June 30, 2008 and 66.9% for the three months ended June 30, 2007.
          Product costs. Product costs increased $7.8 million, or 4.0%, to $205.6 million for the three months ended June 30, 2008 compared to $197.8 million for the same period in 2007 as a result of increased sales volumes. Consolidated product costs, as a percentage of net revenue, were 48.6% for the three months ended June 30, 2008 compared to 50.8% for the three months ended June 30, 2007. Included in product costs for the three months ended June 30, 2007 is $6.9 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.
          Warehousing and distribution costs. Warehousing and distribution costs increased $1.5 million, or 11.2%, to $14.6 million for the three months ended June 30, 2008 compared to $13.1 million for the same period in 2007. The increase was primarily due to increases in shipping and fuel costs and an increase in wages to support the increased volume of internet fulfillment. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.5% for the three months ended June 30, 2008 and 3.4% for the three months ended June 30, 2007.
          Occupancy costs. Occupancy costs increased $4.5 million, or 8.9%, to $54.1 million for the three months ended June 30, 2008 compared to $49.6 million for the same period in 2007. This increase was the result of higher lease-related costs of $3.2 million, primarily a result of scheduled increases in lease-related costs and the addition of 42 corporate stores since June 30, 2007, and an increase in depreciation expense and other occupancy related expenses of $1.3 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.8% and 12.7% for the three months ended June 30, 2008 and 2007, respectively. Included in the occupancy costs for each of the three months ended June 30, 2008 and 2007 is $0.1 million of income related to lease adjustments to fair value as a result of the Merger.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $3.7 million, or 3.8%, to $101.4 million, for the three months ended June 30, 2008 compared to $97.7 million for the same period in 2007. These expenses, as a percentage of net revenue, were 24.0% for the three months ended June 30, 2008 compared to 25.1% for the three months ended June 30, 2007.
          Compensation and related benefits. Compensation and related benefits increased $2.5 million, or 4.1%, to $62.9 million for the three months ended June 30, 2008 compared to $60.4 million for the same period in 2007. An increase of $1.3 million occurred in base wages, to support our increased store base and sales volume, and an increase of $0.7 million occurred in commissions and incentive expense. Other wage related expenditures accounted for the remaining $0.5 million increase.
          Advertising and promotion. Advertising and promotion expenses decreased $0.7 million, or 4.9%, to $13.6 million for the three months ended June 30, 2008 compared to $14.3 million during the same period in 2007. Advertising expense decreased as a result of decreased media costs of $2.2 million, offset by increases in agency fees of $0.7 million and store signage of $0.7 million. Other advertising costs accounted for the remaining $0.1 million increase.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $1.9 million, or 8.3%, to $24.9 million for the three months ended June 30, 2008 compared to $23.0 million for the same period in 2007. This increase was due to increases in (1) depreciation and amortization of $0.5 million, (2) consulting / professional expense of $0.5 million, (3) commission expense of $0.4 million, and (4) other selling expenses of $0.5 million.
     Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the three months ended June 30, 2008 and for the three months ended June 30, 2007, resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a gain of $0.1 million for the three months ended June 30, 2007.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $15.6 million or 49.7% to $47.0 million for the three months ended June 30, 2008 compared to $31.4 million for the same period in 2007. Operating income, as a percentage of net revenue, was 11.1% for the three months ended June 30, 2008 and 8.1% for the three months ended June 30, 2007. Included in 2007 operating income is $6.8 million of non-cash expense from amortization of inventory step up and lease adjustments to fair value due to the Merger.
          Retail. Operating income increased $8.7 million, or 26.0%, to $42.2 million for the three months ended June 30, 2008 compared to $33.5 million for the same period in 2007. The increase was primarily the result of higher dollar margins on increased sales volumes and lower advertising spending, offset by increases in occupancy and compensation costs. Included in 2007 operating income is $5.3 million of non-cash expense from amortization of inventory step up and lease adjustments to fair value due to the Merger.
          Franchise. Operating income increased $3.2 million, or 20.6%, to $18.7 million for the three months ended June 30, 2008 compared to $15.5 million for the same period in 2007. This increase is primarily attributable to an increase in margins related to higher wholesale sales to our international and domestic franchisees offset by increases in intangible amortization as a result of the Merger, and bad debt expense. Included in the three months ended June 30, 2007 are $0.1 million of amortization of inventory step up adjustments as a result of the Merger.
          Manufacturing/Wholesale. Operating income increased $6.2 million, or 55.9%, to $17.3 million for the three months ended June 30, 2008 compared to $11.1 million for the same period in 2007. This increase was primarily the result of improved margins on our third-party contract sales. Included in 2007 operating income is $1.4 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $1.3 million, or 10.4%, to $13.8 million for the three months ended June 30 2008 compared to $12.5 million for the same period in 2007. The increase in cost was due to increases in fuel and shipping costs and additional wages to support our internet fulfillment business.
          Corporate Costs. Corporate overhead costs increased $1.2 million, or 7.4%, to $17.4 million for the three months ended June 30, 2008 compared to $16.2 million for the same period in 2007. The increase is due to an increase of $1.4 million in compensation costs in 2008.
     Interest Expense
          Interest expense decreased $4.2 million, or 17.8%, to $19.4 million for the three months ended June 30, 2008 compared to $23.6 million for the same period in 2007. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2008 as compared to 2007.
     Income Tax Expense
          We recognized $10.6 million of consolidated income tax expense during the three months ended June 30, 2008 compared to $3.1 million for the same period of 2007. The effective tax rate for the three months ended June 30, 2008, was approximately 38.3%.
     Net Income
          As a result of the foregoing, consolidated net income increased $12.3 million to $17.0 million for the three months ended June 30, 2008 compared to $4.7 million for the same period in 2007.
Comparison of the Six Months Ended June 30, 2008 and 2007
     Revenues
          Our consolidated net revenues increased $69.4 million, or 8.9%, to $850.8 million for the six months ended June 30, 2008 compared to $781.4 million for the same period in 2007. The increase was the result of increased sales in all of our segments.
          Retail. Revenues in our Retail segment increased $35.2 million, or 5.9%, to $635.8 million for the six months ended June 30, 2008 compared to $600.6 million for the same period in 2007. The increase from 2007 to 2008 included an increase of $3.4 million of sales through www.gnc.com. Sales increases continued to occur in the major product categories of VMHS and sports nutrition. Our domestic company-owned same store sales, including our internet sales, improved for the six months ended June 30, 2008 by 3.4%. Our Canadian company-owned stores had improved same store sales of 3.9% in the six months ended June 30, 2008. Our company-owned store base increased by 33 stores to 2,595 domestically, primarily due to new store openings and franchise store acquisitions, and our Canadian store base increased by 9 stores to 151 at June 30, 2008 compared to 142 at June 30, 2007.
          Franchise. Revenues in our Franchise segment increased $11.3 million, or 9.5%, to $130.0 million for the six months ended June 30, 2008 compared to $118.7 million for the same period in 2007. Domestic franchise revenue increased $4.6 million as a result of increased product sales despite operating 41 fewer stores in the first six months of 2008 compared to the same period in 2007. There were 965 stores at June 30, 2008 compared to 1,006 stores at June 30, 2007. International franchise revenue increased $6.7 million as a result of increased product sales and royalties. Our international franchise store base increased by 89 stores to 1,119 at June 30, 2008 compared to 1,030 at June 30, 2007.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and drugstore.com, increased $22.9 million, or 36.9%, to $85.0 million for the six months ended June 30, 2008 compared to $62.1 million for the same period in 2007. Sales increased in the South Carolina plant by $18.7 million, and revenues associated with Rite Aid increased by $4.2 million due primarily to increased license fees as a result of Rite Aid opening 232 stores for the six months ended June 30, 2008 as opposed to 51 stores for the six months ended June 30, 2007.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $37.7 million, or 7.3%, to $553.2 million for the six months ended June 30, 2008 compared to $515.5 million for the same period in 2007. Consolidated cost of sales, as a percentage of net revenue, was 65.0% for the six months ended June 30, 2008 and 66.0% for the six months ended June 30, 2007.
          Product costs. Product costs increased $27.7 million, or 7.1%, to $416.7 million for the six months ended June 30, 2008 compared to $389.0 million for the same period in 2007. Consolidated product costs, as a percentage of net revenue, were 49.0% for the six months ended June 30, 2008 compared to 49.8% for the six months ended June 30, 2007 as a result of increased sales volumes. Included in product costs for the six months ended June 30, 2007 is $8.4 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.
          Warehousing and distribution costs. Warehousing and distribution costs increased $2.7 million, or 10.2%, to $29.2 million for the six months ended June 30, 2008 compared to $26.5 million for the same period in 2007. The increase was primarily due to increases in shipping and fuel costs and an increase in wages to support internet fulfillment. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% for each of the six months ended June 30, 2008 and 2007.
          Occupancy costs. Occupancy costs increased $7.3 million, or 7.3%, to $107.3 million for the six months ended June 30, 2008 compared to $100.0 million for the same period in 2007. This increase was the result of higher lease-related costs of $5.8 million, primarily a result of scheduled increases in lease-related costs and the addition of 42 corporate stores since June 30, 2007, and an increase in depreciation expense and other occupancy related expenses of $1.5 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.6% and 12.8% for the six months ended June 30, 2008 and 2007, respectively. Included in the occupancy costs for the six months ended June 30, 2008 and 2007 is $0.1 million of income related to lease adjustments to fair value as a result of the Merger.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, decreased $7.5 million, or 3.5%, to $206.0 million, for the six months ended June 30, 2008 compared to $213.5 million for the same period in 2007. These expenses, as a percentage of net revenue, were 24.2% for the six months ended June 30, 2008 compared to 27.3% for the six months ended June 30, 2007.
          Compensation and related benefits. Compensation and related benefits decreased $10.3 million, or 7.6%, to $124.5 million for the six months ended June 30, 2008 compared to $134.8 million for the same period in 2007. The decrease was the result of $15.3 million in Merger-related compensation in March 2007 which consisted of the following: (1) $3.8 million of non-cash stock based compensation generated as a result of the cancellation of all stock options at the merger date; (2) $9.6 million in accelerated discretionary payments made to vested option holders and includes the associated payroll taxes; and (3) $1.9 million in incentives related to the sale of the Company. This decrease was offset by increases in the following: (1) full-time and part-time wages of $2.7 million to support the increased sales and store base; (2) regular incentives and commissions of $0.9 million; (3) non-cash stock compensation of $0.4 million; (4) severance expenses of $0.4 million; and (5) other compensation expenses of $0.6 million.
          Advertising and promotion. Advertising and promotion expenses decreased $3.3 million, or 9.4%, to $31.7 million for the six months ended June 30, 2008 compared to $35.0 million during the same period in 2007. Advertising expense decreased as a result of a decrease in television and print advertising of $6.2 million offset by increases in agency fees of $1.4 million, store signage of $1.0 million and other advertising related costs of $0.5 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $6.1 million, or 14.0%, to $49.8 million for the six months ended June 30, 2008 compared to $43.7 million for the same period in 2007.

This increase was due to an increase in our bad debt expense of $1.0 million, an increase in depreciation and amortization expense of $2.4 million, an increase of $0.9 million in third party commission expense on sales, and an increase in other selling, general and administrative expenses of $1.8 million.
     Merger-related Costs
          Costs incurred by Holdings, and recognized by us, in relation to the Merger, were $34.6 million in the six months ended June 30, 2007. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million and other costs of $0.7 million.
     Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the six months ended June 30, 2008 and for the six months ended June 30, 2007, resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a loss of $0.1 million for the six months ended June 30, 2008, and a gain of $0.3 million for the six months ended June 30, 2007.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $73.4 million to $91.5 million for the six months ended June 30, 2008 compared to $18.1 million for the same period in 2007. Operating income, as a percentage of net revenue, was 10.8% for the six months ended June 30, 2008 and 2.2% for the six months ended June 30, 2007.
          Included in the 2007 operating income was: (1) $8.3 million of non-cash expense from amortization of inventory step up and lease adjustments to fair value due to the Merger; (2) $34.6 million of fees and expenses associated with the Merger and (3) $15.3 million of compensation related costs associated with the Merger which included $9.6 million of option related payments and associated payroll taxes, $3.8 million of non-cash compensation related to the cancellation of stock options at the merger date and $1.9 million of incentives paid at the completion of the Merger.
          Retail. Operating income increased $11.9 million, or 17.7%, to $79.0 million for the six months ended June 30, 2008 compared to $67.1 million for the same period in 2007. Included in the six months ended June 30, 2007 are $6.8 million of amortization of inventory and lease step up adjustments as a result of the Merger. The increase was primarily the result of higher dollar margins on increased sales volumes and lower advertising spending, offset by increases in occupancy and compensation costs.
          Franchise. Operating income increased $5.6 million, or 17.0%, to $38.5 million for the six months ended June 30, 2008 compared to $32.9 million for the same period in 2007. Included in the six months ended June 30, 2007 are $0.1 million of amortization of inventory step up adjustments as a result of the Merger. This increase is primarily attributable to an increase in margins related to higher wholesale sales to our international and domestic franchisees offset by increases in intangible amortization as a result of the Merger, and bad debt expense.
          Manufacturing/Wholesale. Operating income increased $9.7 million, or 41.5%, to $33.1 million for the six months ended June 30, 2008 compared to $23.4 million for the same period in 2007. Included in 2007 operating income is $1.4 million of non-cash expense from amortization of inventory step up to fair value due to the Merger. This increase was primarily the result of improved margins on our third-party contract sales and increases in Rite Aid license fee revenue.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $2.4 million, or 9.5%, to $27.6 million for the six months ended June 30, 2008 compared to $25.2 million for the same period in 2007. The increase in cost was due to increases in fuel and shipping costs and additional wages to support our internet fulfillment business.
          Corporate Costs. Corporate overhead costs decreased $14.0 million, or 30.8%, to $31.5 million for the six months ended June 30, 2008 compared to $45.5 million for the same period in 2007. The decrease is due to the inclusion of $15.3 million of Merger related compensation costs in 2007 offset by a $1.3 million increase in normal compensation costs.

     Interest Expense
          Interest expense decreased $28.4 million, or 40.1%, to $42.5 million for the six months ended June 30, 2008 compared to $70.9 million for the same period in 2007. This decrease was primarily attributable to $34.8 million in call premiums and deferred fee write offs in 2007, offset by an increase in our debt and interest rates, as a result of the Merger.
     Income Tax Expense
          We recognized $18.7 million of consolidated income tax expense during the six months ended June 30, 2008 compared to a $7.1 million tax benefit for the same period of 2007. The effective tax rate for the six months ended June 30, 2008, was approximately 38.0%.
     Net Income
          As a result of the foregoing, consolidated net income increased $76.0 million to $30.3 million for the six months ended June 30, 2008 compared to $(45.7) million for the same period in 2007.
Liquidity and Capital Resources
          At June 30, 2008, we had $55.8 million in cash and cash equivalents and $284.1 million in working capital compared with $28.9 million in cash and cash equivalents and $258.1 million in working capital at December 31, 2007. The $26.0 million increase in our working capital was driven by increases in our inventory and cash and a decrease in our accrued payroll, accrued interest and other current liabilities. This was offset by increases in our accounts payable and accrued income taxes.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At June 30, 2008, we had $53.9 million available under the Revolving Credit Facility, after giving effect to $6.1 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be sufficient for the term of the facility, which matures on March 15, 2012, to meet our operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our financial and debt covenant reporting and compliance obligations under the Revolving Credit Facility in all material respects.
          The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007:

	Successor	Combined	Predecessor	Successor
	Six months	Six months	Period	Period from
	ended June 30,	ended June 30,	ended March 15,	March 16 to June 30,
(Dollars in millions)	2008	2007	2007	2007
Cash provided by (used in) operating activities	$52.0	$(5.7)	$(46.8)	$41.1
Cash used in investing activities	(21.3)	(1,631.8)	(6.2)	(1,625.6)
Cash (used in) provided by financing activities	(4.0)	1,650.3	38.6	1,611.7
     Cash Provided by Operating Activities
          Cash provided by operating activities was $52.0 million for the six months ended June 30, 2008 and cash used in operating activities was $5.7 million for the six months ended June 30, 2007. The primary reason for the increase in cash provided by operating activities was the increase in net income of $75.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Accrued liabilities decreased by $8.6 million primarily due to a $9.0 million legal settlement payment that was accrued at December 31, 2007; in addition, accrued interest decreased by $2.8 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below) and our inventory increased by $8.5 million in support of the higher sales volume at the stores and manufacturing plant. These were partially offset by increases in our accounts payable and accrued income taxes.
          For the six months ended June 30, 2007, inventory decreased $12.9 million as a result of decreases in our finished goods. In addition, accrued interest increased by $17.5 million from the issuance of new debt and our accounts payable increased by $2.7 million. This was offset by a $12.8 million decrease in accrued liabilities, primarily as a result of a decrease in our accrued payroll due to the payment of incentives previously accrued in 2006. Other assets increased $8.7 million, primarily due to an increase in prepaid taxes as a result of the net loss recognized for the period ended March 15, 2007.
     Cash Used in Investing Activities
          We used cash in investing activities of $21.3 million and $1.63 billion for the six months ended June 30, 2008 and the six months ended June 30, 2007, respectively. Capital expenditures, which were primarily for new stores, improvements to our retail stores and our South Carolina manufacturing facility, were $21.2 million, and $15.3 million for the six months ended June 30, 2008 and the six months ended June 30, 2007, respectively. Additionally, investing activities in 2007 reflects the Merger consideration of $1.6 billion. See Note 1 to our consolidated financial statements for additional information.
          We currently have no material capital commitments other than the purchase of new point-of-sale registers and software, which should be completed in 2008. Our capital expenditures typically consist of certain lease-required periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.
     Cash Used in Financing Activities
          For the six months ended June 30, 2008, we used cash of $4.0 million primarily for required payments on long-term debt. We received cash from financing activities of $1.65 billion for the six months ended June 30, 2007. The primary sources of this cash were: (1) proceeds from the issuance of the new debt, (2) borrowings from new credit facilities, and (3) issuance of new equity.
          A summary of our new debt is as follows:
          $735.0 Million 2007 Senior Credit Facility. In connection with the Merger, we entered into the 2007 Senior Credit Facility with a syndicate of lenders (the “2007 Senior Credit Facility”). The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012. Interest of the 2007 Senior Credit Facility accrues at a variable rate and was 5.0% at June 30, 2008. As of June 30, 2008 and December 31, 2007 $6.1 million and $6.5 million of the revolving credit facility was pledged to secure letters of credit, respectively.
          Senior Toggle Notes. In connection with the Merger, we completed a private offering of $300.0 million of our Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”). Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Toggle Notes accrues at a variable rate and was 7.2% at June 30, 2008. We currently intend to make all interest payments in cash.
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
Contractual Obligations
          We entered into a contractual obligation in June 2008 that will require $8.1 million in payments over a five-year period to the vendor. There are no other material changes in our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2007 filed with the SEC.

Off Balance Sheet Arrangements
          As of June 30, 2008, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
          We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of June 30, 2008 and December 31, 2007, the available credit balance was $8.5 million. The barter credits are available for use through March 31, 2009.
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
Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.  We adopted SFAS 157 in the first quarter of fiscal 2008 for financial assets and liabilities. We are still evaluating the impact of SFAS 157 on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing.
          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not effect the financial statements as the Company did not elect to use the fair value option.

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

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not expect this statement to have an impact on its results of operations or financial condition.
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
          We are exposed to market risks from interest rate changes on our variable debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of such financial instruments and interest payments. As of June 30, 2008, we had fixed rate debt of $119.2 million and variable rate debt of $964.0 million. In conjunction with the Merger, we entered into an interest rate swap, effective April 2, 2007, which effectively converts a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million senior credit facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan.
          These agreements are summarized in the following table:

Derivative	Total Notional Amount	Term	Counterparty Pays	Company Pays
Interest Rate Swap	$150.0 million	April 2007-April 2010	LIBOR + 225 basis points	4.8965%
Interest Rate Swap	$150.0 million	April 2007-April 2009	LIBOR + 225 basis points	4.9430%
          Based on our variable rate debt balance as of June 30, 2008, a 1% change in interest rates would increase or decrease our annual interest cost by $6.6 million. At June 30, 2008 there were no other material changes in our market risks relating to interest and foreign exchange rates as of December 31, 2007.

Item 4T. Controls and Procedures.
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          We are engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from our business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess its requirement to account for additional contingencies in accordance with SFAS 5. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.
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
•	Everett Abrams v. General Nutrition Companies, Inc. (previously pending in the Superior Court of New Jersey, Mercer County, New Jersey, Docket No. L-3789-02 and currently styled Everett Abrams, individually and on behalf of all others similarly situated, v. General Nutrition Companies, Inc., Case No. 1:06-cv-07881-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 20, 2002, alleged claims for false and deceptive marketing and omissions and violations of the New Jersey Consumer Fraud Act. On November 18, 2003, the court signed an order dismissing plaintiff’s claims for affirmative misrepresentation and sponsorship with prejudice. The claim for knowing omissions remains pending.

•	Shawn Brown, Ozan Cirak, Thomas Hannon, and Luke Smith v. General Nutrition Companies, Inc. (previously pending in the 15th Judicial Circuit Court, Palm Beach County, Florida, Index. No. CA-02-14221AB and currently styled Shawn Brown, Ozan Cirak, Thomas Hannon and Like Smith, each individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc., Case No. 1:07-cv-06356-UA, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about November 27, 2002, alleged claims for violations of the Florida Deceptive and Unfair Trade Practices Act, unjust enrichment, and violation of Florida Civil Remedies for Criminal Practices Act. These claims remain pending.

•	Andrew Toth v. General Nutrition Companies, Inc., et al. (previously pending in the Common Pleas Court of Philadelphia County, Philadelphia, Class Action No. 02-703886 and currently styled Andrew Toth and Richard Zatta, each individually and on behalf of all others similarly situated v. Bodyonics, LTD, d/b/a Pinnacle and General Nutrition Companies, Inc., Case No. 1:06-cv-02721-JSR, In the United States District Court for the Southern District of New York). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 8, 2003, alleged claims for violations of the Unfair Trade Practices and Consumer Protection Law, and unjust enrichment. The court denied the plaintiffs’ motion for class certification, and that order has been affirmed on appeal. Plaintiffs thereafter filed a petition in the Pennsylvania Supreme Court asking that the court consider an appeal of the order denying class certification. The Pennsylvania Supreme Court denied the petition after the case against GNC was removed as described above. The Claims for the violations of the Unfair Trade Practices and Consumer Protection Law and unjust enrichment remain pending.

•	Santiago Guzman, individually, on behalf of all others similarly situated, and on behalf of the general public v. General Nutrition Companies, Inc. (previously pending on the California Judicial Counsel Coordination Proceeding No. 4363, Los Angeles County Superior Court). Plaintiffs filed this putative class action on or about February 17, 2004. The Second Amended Complaint, filed on or about November 27, 2006, alleged claims for violations of the Consumers Legal Remedies Act, violation of the Unfair Competition Act, and unjust enrichment. These claims remain pending. Plaintiffs filed their Motion for Class Certification on February 13, 2008. GNC filed its Motion opposing certification on March 12, 2008 and oral argument was heard on June 10, 2008. The Court has not yet decided the Motion.
          On January 25, 2008, a mediation was held for the Andro Actions and no resolution was reached. On June 4, 2008, the U.S. District Court (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the Rodriguez’, Abrams, Brown and Toth cases should not be dismissed for failure to prosecute in conformity to the Courts Case Management Orders. Following the hearing, the Court advised that all four (4) cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. Appeals are anticipated.
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
          California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the United States District Court for the Central district of California. Plaintiffs purport to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of GNC throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that GNC failed to pay them split shift and overtime compensation to which they were entitled to under California law. Plaintiffs filed their Class Certification Motion on May 2, 2008. GNC’s Reply Motion Opposing Certification was filed on July 14, 2008. Oral argument on the Motion is scheduled for August 11, 2008.
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC (“GNCF”) and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiffs, who are all current franchisees, filed a putative class action lawsuit seeking to certify a class of current and former California GNCF franchisees. Plaintiffs’ class allegations are that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense. These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchise bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim for violation of California Business & Professions Code, §§ 17200 et seq. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiffs’ other claims remain as individual claims in this lawsuit. A trial is scheduled for March 2009.

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
          The U.S. nutritional supplements retail industry is large and highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. For example, when the trend in favor of low-carbohydrate products developed, we experienced increased competition for our diet products from supermarkets, drug stores, mass merchants and other food companies, which adversely affected sales of our diet products. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues, and growth prospects.
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
          In the last two years, we have experienced significant management changes. In December 2004, our then Chief Executive Officer resigned. In 2005, six of our then executive officers resigned at different times, including our former Chief Executive Officer, who served in that position for approximately five months. In November 2005, our board of directors appointed Joseph Fortunato, then our Chief Operating Officer, as our Chief Executive Officer. Some of these changes were the result of the officers’ personal decisions to pursue other opportunities. The remaining changes were instituted by us as part of strategic initiatives executed in 2005. Effective April 17, 2006, our Chief Operating Officer resigned to become a senior officer of Linens ‘n Things, Inc. Until March 2007, following completion of the Merger, he continued to serve as Merchandising Counselor. In April 2006, we appointed a new Chief Merchandising Officer, who resigned effective April 28, 2006, because of disagreements about the direction of our merchandising efforts. Our Executive Chairman of the Board, Robert J. DiNicola resigned immediately prior to the closing of the Merger. In addition, Susan Trimbo resigned effective March 31, 2007 as our Senior Vice President of Scientific Affairs, Mark Weintrub resigned effective September 30, 2007 as our Senior Vice President and Chief Legal Officer and Curt Larrimer resigned effective December 31, 2007 as our Executive Vice President and Chief Financial Officer. The duties of Chief Financial Officer are being performed by J. Kenneth Fox, Senior Vice President and Treasurer, on an interim basis. We have not yet identified a permanent replacement for Mr. Larrimer. We will continue to enhance our management team as necessary to strengthen our business for future growth. Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and the agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. Sale of products containing ephedra amounted to approximately $35.2 million, or 3.3%, of our retail sales in 2003 and approximately $182.9 million, or 17.1%, of our retail sales in 2002. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
          Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant new regulatory requirements on dietary supplements including reporting of “serious adverse events” to the FDA and recordkeeping requirements. This new legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on Good Manufacturing Practice in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These new regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish a guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement. Depending on its recommendations, particularly those relating to animal or human testing, such guidance could also raise our costs and negatively impact our business. We may not be able to comply with the new rules without incurring additional expenses, which could be significant.
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
          Our manufacturing operations produced approximately 33% of the products we sold for the six months ended June 30, 2008 and approximately 34% for the year ended December 31, 2007. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the six months ended June 30, 2008, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
          As of June 30, 2008 and December 31, 2007 approximately 33% of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.3% of our revenues for the six months ended June 30, 2008 and 15.2% of our revenues for the six months ended June 30, 2007. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
          As of June 30, 2008, we had 151 company-owned Canadian stores and 1,119 international franchised stores in 44 international markets. We derived 9.8% of our revenues for the six months ended June 30, 2008 and 9.5% of our revenues for the year ended December 31, 2007 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          Affiliates of Ares and Teachers’ Private Capital, a division of Ontario Teachers’ Pension Plan Board, and certain of our directors and members of our management indirectly beneficially own substantially all of the outstanding equity of our parent Holdings and, as a result, have the indirect power to elect our directors, to appoint members of management, and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions, or sales of all or substantially all of our assets. The interests of our ultimate controlling stockholders might conflict with the interests of other stockholders or the holders of our debt. Our ultimate controlling stockholders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our debt.

Risks Related to Our Substantial Debt
Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.
          As of June 30, 2008, our total consolidated long-term debt (including current portion) was approximately $1,083.2 million, and we had an additional $53.9 million available for borrowing on a collateralized basis under our Revolving Credit Facility after giving effect to the use of $6.1 million of the Revolving Credit Facility to secure letters of credit.
          All of our debt under our 2007 Senior Credit Facility bears interest at variable rates. We are subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the Senior Toggle Notes and 10.75% Senior Subordinated Notes could decline and we may default under our obligations. As of June 30, 2008 substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
No.	Description
10.1	Employment Agreement, dated as of May 27, 2008, by and between General Nutrition Centers, Inc. and Michael Locke

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

GENERAL NUTRITION CENTERS, INC. (Registrant)

August 7, 2008	/s/ Joseph M. Fortunato Joseph M. Fortunato Chief Executive Officer (Principal Executive Officer)

August 7, 2008	/s/ J. Kenneth Fox J. Kenneth Fox Interim Chief Financial Officer (Principal Financial Officer)