Form 10-Q
period 2008-09-30
GENERAL NUTRITION CENTERS, INC.
filed 2008-11-12
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 333-144396
GENERAL NUTRITION CENTERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-1575168
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

300 Sixth Avenue
Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 7, 2008, 100 shares of the General Nutrition Centers, Inc. $0.01 par value Common Stock (the “Common Stock”) were outstanding. All shares of our Common Stock are held by GNC Corporation (our “Parent”).

		PAGE
PART I — FINANCIAL INFORMATION

Explanatory Note.

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2008, the three months ended September 30, 2007, the period from March 16, 2007 to September 30, 2007, and the period ended March 15, 2007	2

	Unaudited Consolidated Statement of Stockholder’s Equity for the nine months ended September 30, 2008	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008, the period from March 16, 2007 to September 30, 2007, and the period ended March 15, 2007	4

	Summarized Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	43

Item 4T.	Controls and Procedures.	44

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	45

Item 1A.	Risk Factors.	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	56

Item 3.	Defaults Upon Senior Securities.	56

Item 4.	Submission of Matters to a Vote of Security Holders.	56

Item 5.	Other Information.	56

Item 6.	Exhibits.	56

Signatures		57
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2008	2007 *
	(unaudited)
Current assets:
Cash and cash equivalents	$39,902	$28,854
Receivables, net	87,156	84,666
Inventories, net (Note 3)	366,035	334,149
Deferred tax assets, net	17,253	17,029
Prepaids and other current assets	30,167	33,474

Total current assets	540,513	498,172

Long-term assets:
Goodwill (Note 4)	626,407	626,270
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	164,642	172,872
Property, plant and equipment, net	202,226	190,848
Deferred financing fees, net	23,468	26,377
Other long-term assets	4,570	5,093

Total long-term assets	1,741,313	1,741,460

Total assets	$2,281,826	$2,239,632

Current liabilities:
Accounts payable, includes cash overdraft of $2,520 and $4,124, respectively	$121,989	$101,953
Accrued payroll and related liabilities	23,584	27,477
Accrued income taxes	17,614	1,878
Accrued interest (Note 5)	7,074	18,110
Current portion, long-term debt (Note 5)	8,065	8,031
Deferred revenue and other current liabilities	66,074	82,635

Total current liabilities	244,400	240,084

Long-term liabilities:
Long-term debt (Note 5)	1,073,236	1,078,950
Deferred tax liabilities, net	268,959	267,788
Other long-term liabilities	37,211	44,085

Total long-term liabilities	1,379,406	1,390,823

Total liabilities	1,623,806	1,630,907

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	591,943	590,593
Retained earnings	65,648	18,984
Accumulated other comprehensive income (loss)	429	(852)

Total stockholder’s equity	658,020	608,725

Total liabilities and stockholder’s equity	$2,281,826	$2,239,632

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Successor				Predecessor
	Three months ended		Nine months ended	March 16-	January 1-
	September 30,	September 30,	September 30,	September 30,	March 15,
	2008	2007	2008	2007	2007

Revenue	$414,194	$395,295	$1,264,989	$846,854	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	269,976	264,560	823,143	567,791	212,175

Gross profit	144,218	130,735	441,846	279,063	117,654

Compensation and related benefits	63,351	61,802	187,806	132,283	64,311
Advertising and promotion	13,565	13,373	45,352	27,885	20,473
Other selling, general and administrative	23,668	21,339	73,504	47,691	17,396
Foreign currency loss (gain)	76	(202)	139	(332)	(154)
Merger-related costs (Note 1)	—	—	—	—	34,603

Operating income (loss)	43,558	34,423	135,045	71,536	(18,975)

Interest expense, net (Note 5)	19,714	23,749	62,218	51,621	43,036

Income (loss) before income taxes	23,844	10,674	72,827	19,915	(62,011)

Income tax expense (benefit) (Note 10)	7,528	4,541	26,163	8,179	(10,697)

Net income (loss)	16,316	6,133	46,664	11,736	(51,314)

Other comprehensive income (loss)	3,502	347	1,281	3,264	(283)

Comprehensive income (loss)	$19,818	$6,480	$47,945	$15,000	$(51,597)

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2007	100	$—	$590,593	$18,984	$(852)	$608,725

Return of capital to GNC Corporation	—	—	(832)	—	—	(832)
Non-cash stock-based compensation	—	—	2,182	—	—	2,182
Net income	—	—	—	46,664	—	46,664
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $1,598	—	—	—	—	2,791	2,791
Foreign currency translation adjustments	—	—	—	—	(1,510)	(1,510)

Balance at September 30, 2008 (unaudited)	100	$—	$591,943	$65,648	$429	$658,020

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Successor		Predecessor
	Nine months	Period	Period
	ended	March 16-	January 1-
	September 30,	September 30,	March 15,
	2008	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,664	$11,736	$(51,314)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	23,029	13,985	6,510
Deferred fee writedown — early debt extinguishment	—	—	11,680
Amortization of intangible assets	8,330	6,025	866
Amortization of deferred financing fees	2,909	1,988	589
Amortization of original issue discount	250	166	—
Increase in provision for inventory losses	10,345	6,965	2,247
Non-cash stock-based compensation	2,182	1,357	4,124
(Decrease) increase in provision for losses on accounts receivable	638	(201)	(39)
Decrease in net deferred taxes	(651)	3,146	(3,874)
Changes in assets and liabilities:
Decrease (increase) in receivables	(3,374)	(13,620)	1,676
(Increase) decrease in inventory, net	(43,753)	5,842	(2,128)
Decrease in franchise note receivables, net	754	1,792	912
Decrease (increase) in other assets	1,876	(765)	3,394
Increase (decrease) in accounts payable	21,798	(4,034)	3,749
Increase (decrease) in accrued taxes	17,310	—	(4,967)
(Decrease) increase in interest payable	(11,036)	15,056	(7,531)
Decrease in accrued liabilities	(11,911)	(4,200)	(12,682)

Net cash provided by (used in) operating activities	65,360	45,238	(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,997)	(19,162)	(5,693)
Acquisition of the Company	(10,842)	(1,624,732)	—
Franchise store conversions	163	30	—
Store acquisition costs	(258)	(294)	(555)

Net cash used in investing activities	(45,934)	(1,644,158)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new equity	—	552,291	—
Capital contribution from Parent	—	1,690	—
Contribution from selling shareholders	—	—	463,393
Return of capital to Parent company	(832)	—	—
Increase (decrease) in cash overdrafts	(1,604)	5,787	(4,136)
Borrowings from new revolving credit facility	—	10,500	—
Payments on new revolving credit facility	—	(10,500)	—
Borrowings from new senior credit facility	—	675,000	—
Proceeds from issuance of new senior sub notes	—	110,000	—
Proceeds from issuance of new senior notes	—	297,000	—
Redemption of 8 5/8% senior notes	—	—	(150,000)
Redemption of 8 1/2% senior notes	—	—	(215,000)
Payment of 2003 senior credit facility	—	—	(55,290)
Payments on long-term debt	(5,956)	(2,339)	(334)
Financing fees	—	(28,944)	—

Net cash (used in) provided by financing activities	(8,392)	1,610,485	38,633

Effect of exchange rate on cash	14	202	(165)

Net increase (decrease) in cash	11,048	11,767	(14,568)
Beginning balance, cash	28,854	9,512	24,080

Ending balance, cash	$39,902	$21,279	$9,512

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF BUSINESS
          General Nature of Business. General Nutrition Centers, Inc. (“GNC” or the “Company”), a Delaware corporation, is a leading specialty retailer of nutritional supplements, which includes: vitamins, minerals and herbal supplements (“VMHS”), sports nutrition products, diet products and other wellness products.
          The Company’s vertically integrated organizational structure consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico, and the Company also offers products domestically through Rite Aid store-within-a-store locations and www.drugstore.com, and online at www.gnc.com. Franchise stores are located in the United States and 44 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
          Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Holdings”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, with GNC Parent Corporation continuing as the surviving corporation and a wholly owned subsidiary of GNC Acquisition Holdings Inc. (the “Merger”). Immediately following the Merger, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC. The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. and Ontario Teachers’ Pension Plan Board (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. In September 2008, pursuant to the Merger agreement, $10.8 million of additional consideration was paid as a result of the Company filing its March 16, 2007 to December 31, 2007 consolidated federal tax return. The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses (“NOL’s”) created as a result of the Merger.
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
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.1 million at September 30, 2008 and $3.6 million at December 31, 2007.
          Financial Instruments and Derivatives. As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. To achieve these objectives, the Company primarily uses interest rate swap agreements to manage exposure to interest rate changes related to its senior

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
credit facility borrowings. These interest rate swap agreements are primarily designated as cash flow hedges. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The changes in the fair value of the hedges are reported in other long term assets or liabilities in the consolidated balance sheet. At December 31, 2007, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of $300.0 million of debt from floating to fixed interest rates. During the third quarter of 2008, the Company entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from floating to fixed interest rate. In addition, the Company entered into two new forward agreements with start dates of the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). The outstanding agreements mature between April 2009 and September 2011. The Company would have paid $1.2 million ($0.7 million net of tax) and $5.6 million ($3.6 million net of tax) at September 30, 2008 and December 31, 2007, respectively, to settle the interest rate swap agreements, which represent the fair value of these agreements. In addition the Company recorded accrued interest of $1.6 million and interest receivable of $0.2 million, at September 30, 2008 and December 31, 2007, respectively, for current amounts due under the agreements.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for interim and annual periods beginning on or after November 15, 2008. The Company does not expect this statement to have a material impact on its results of operations or financial condition.
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141,and other U.S. generally accepted accounting principles. The Company will consider FSP FAS 142-3 at the effective date in the first quarter of 2009.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company does not expect this statement to have a material impact on its results of operations or financial condition.
          In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for financial statements that have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s financial assets and liabilities.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	September 30, 2008
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
		(unaudited)
Finished product ready for sale	$313,059	$(8,610)	$304,449
Work-in-process, bulk product and raw materials	57,795	(1,093)	56,702
Packaging supplies	4,884	—	4,884

	$375,738	$(9,703)	$366,035

	December 31, 2007
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)

Finished product ready for sale	$287,430	$(8,578)	$278,852
Work-in-process, bulk product and raw materials	51,755	(1,281)	50,474
Packaging supplies	4,823	—	4,823

	$344,008	$(9,859)	$334,149

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
          Management utilized various resources in arriving at its final fair value adjustments that were made to the Company’s financial statements as of March 16, 2007. In connection with the Merger, final fair values were assigned to various other intangible assets. The Company’s brands were assigned a final fair value representing the longevity of the Company name and general recognition of the product lines. The Gold Card program was assigned a final fair value representing the underlying customer listing, for both the Retail and Franchise segments. The retail agreements were assigned a final fair value reflecting the opportunity to expand the Company stores within a major drug store chain and on military facilities. A final fair value was assigned to the agreements with the Company’s franchisees, both domestic and international, to operate stores for a contractual period. Final fair values were assigned to the Company’s Manufacturing/Wholesale segment for production and continued sales to certain customers. During the period from March 16, 2007 to December 31, 2007, the Company updated the purchase price allocations as a result of updates in the assumptions used in the valuation models.
          For the nine months ended September 30, 2008, the Company acquired 19 franchise stores. These acquisitions were accounted for utilizing the purchase method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $1.0 million, of which $0.3 million was paid in cash.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table summarizes the Company’s goodwill activity from December 31, 2007 to September 30, 2008.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2007	$306,126	$117,303	$202,841	$626,270
Acquired franchise stores	137	—	—	137

Balance at September 30, 2008 (unaudited)	$306,263	$117,303	$202,841	$626,407

          The following table summarizes the Company’s intangible asset activity from December 31, 2007 to September 30, 2008.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2007	$6,041	$500,000	$220,000	$165,702	$1,129	$892,872
Acquired franchise stores	—	—	—	—	100	100
Amortization expense	(2,797)	—	—	(5,012)	(521)	(8,330)

Balance at September 30, 2008 (unaudited)	$3,244	$500,000	$220,000	$160,690	$708	$884,642

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	September 30, 2008			December 31, 2007
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)	(in thousands)

Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(2,239)	1,261	3,500	(1,155)	2,345
Gold card — franchise	3	5,500	(3,517)	1,983	5,500	(1,804)	3,696
Retail agreements	25-35	31,000	(1,774)	29,226	31,000	(985)	30,015
Franchise agreements	25	70,000	(4,316)	65,684	70,000	(2,217)	67,783
Manufacturing agreements	25	70,000	(4,317)	65,683	70,000	(2,216)	67,784
Other intangibles	1-5	150	(53)	97	150	(30)	120
Franchise rights	1-5	2,013	(1,305)	708	1,913	(784)	1,129

		$902,163	$(17,521)	$884,642	$902,063	$(9,191)	$892,872

          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at September 30, 2008:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2008	2,589
2009	9,090
2010	7,219
2011	6,748
2012	6,671
Thereafter	132,325

Total	$164,642

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
     Long-term debt at each respective period consisted of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)

2007 Senior Credit Facility	$664,875	$669,937
Senior Toggle Notes	297,497	297,247
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	8,886	9,774
Capital leases	43	23
Less: current maturities	(8,065)	(8,031)

Total	$1,073,236	$1,078,950

     The Company’s net interest expense for each respective period is as follows:

	Successor				Predecessor
	Three months ended		Nine months ended	March 16-	January 1-
	September 30,	September 30,	September 30,	September 30,	March 15,
	2008	2007	2008	2007	2007
			(unaudited)
			(in thousands)
2003 Senior Credit Facility
Term Loan	$—	$—	$—	$—	$918
Revolver	—	—	—	—	132
8 5/8% Senior Notes	—	—	—	—	3,807
8 1/2 % Senior Subordinated Notes	—	—	—	—	2,695
Call premiums	—	—	—	—	23,159
Deferred financing fees	986	920	2,909	1,988	589
Deferred fee writedown- early extinguishment	—	—	—	—	11,680
2007 Senior Credit Facility
Term Loan	10,251	13,094	32,193	28,329	—
Revolver	104	106	321	253	—
Senior Toggle Notes	5,451	7,376	17,983	15,948	—
10.75% Senior Subordinated Notes	2,956	2,956	8,868	6,405	—
OID amortization	85	76	250	166	—
Mortgage	158	180	482	338	392
Interest income-other	(277)	(959)	(788)	(1,806)	(336)

Interest expense, net	$19,714	$23,749	$62,218	$51,621	$43,036

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Accrued interest at each respective period consisted of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$5,537	$5,787
Senior Toggle Notes	1,011	8,841
10.75% Senior Subordinated Notes	526	3,482

Total	$7,074	$18,110

     Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates. At September 30, 2008 and December 31, 2007 the interest rate for the 2007 Senior Credit Facility was 5.6% and 7.0%, respectively. At September 30, 2008 and December 31, 2007 the interest rate for the Senior Toggle Notes was 7.6% and 10.0%, respectively.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Litigation
     The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.
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
     Pro-Hormone/Androstenedione Cases. The Company is currently defending six lawsuits (the “Andro Actions”) relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). Five of these lawsuits were filed in California, New York, New Jersey, Pennsylvania, and Florida. The most recent case was filed in Illinois (see Stephens and Pio matter discussed below).
     In each of the six cases, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products.
     On April 17 and 18, 2006, the Company filed pleadings seeking to remove the then-pending Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions were pending. At the same time, the Company filed motions seeking to transfer the then-pending Andro Actions to the United States District Court for the Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying it with Andro Products, and from whom it sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), had filed for bankruptcy. The Company was successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the United States District Court for the Southern District of New York based on bankruptcy jurisdiction. The California case was not removed and remains pending in state court.
     Following the conclusion of the MuscleTech bankruptcy case, in September 2007, plaintiffs filed a stipulation dismissing all claims related to the sale of MuscleTech products in the four cases then-pending in the Southern District of New York (New Jersey, New York, Pennsylvania, and Florida). Additionally, plaintiffs filed motions with the Court to remand those actions to their respective state courts, asserting that the federal court had been divested of jurisdiction because the MuscleTech bankruptcy action was no longer pending. That motion was never ruled upon and has been rendered moot by the disposition of the case, discussed below.
     On June 4, 2008, the U.S. District Court for the Southern District of New York (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. On August 25, 2008 plaintiffs appealed the dismissal of the four cases.
     In the Guzman case in California, plaintiffs’ Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008.
     On October 3, 2008, the plaintiffs in the five other Andro Actions filed another suit related to the sale of Andro products in state court in Illinois. Stephens and Pio v. General Nutrition Companies, Inc. (Case No. 08 CH 37097, Circuit Court of Cook County, Illinois, County Department, Chancery Division). The allegations are substantially similar to all of the other Andro Actions, as well as another case, Pio and McDonald v. General Nutrition Companies, Inc. (Case No. 02 CH 14122, Circuit Court of Cook County, Illinois, County Department, Chancery Division), which was dismissed on October 4, 2007 for want of prosecution.
     As any liabilities that may arise from these cases are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
     Wage and Hour Claim. On August 11, 2006, the Company and General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, were sued in U.S. District Court, District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Plaintiffs contend that the Company and General Nutrition Corporation improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. In May 2007, the parties entered in to a settlement of the claims, which was subject to court approval. On or about July 3, 2007, the Company sent a notice to all potential claimants, informing them of their right to elect to opt in to the settlement. In addition, the Company agreed to pay the plaintiffs’ counsel $0.7 million for attorneys’ fees following approval by the court of the settlement. On July 23, 2007, the court approved the settlement of claims as fair, reasonable, and adequate and entered its Order of Approval. Based on the total number of opt-in plaintiffs, the total amount paid to the class approximated $0.1 million. Final Judgment was entered by the Court on December 18, 2007 disposing of the claims of the opt-in plaintiffs.
     California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. On November 4, 2008, individual members of the purported class refiled their individual claims against the Company in the Superior Court of the State of California for the County of Orange. The Company is vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
      Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC (“GNCF”) and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchise bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiffs’ other claims remain as individual claims in this lawsuit. A trial is scheduled for March 2009. The Company is vigorously defending this matter. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
      Creatine Claim. On October 29, 2008, plaintiff S.K., on behalf of himself and all others similarly situated, filed a complaint against the Company and General Nutrition Corporation in U.S. District Court, Southern District of New York. Plaintiff makes certain allegations regarding consumption of GNC products containing creatine and GNC’s alleged failure to warn consumers of those risks. Plaintiff asserts, among other things, claims for deceptive sales practices, fraud, breach of implied contract, strict liability and related tort claims, and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.

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
NOTE 7. STOCK-BASED COMPENSATION PLANS
Stock Options
     In 2007, the Board of Directors of the Company and Holdings (the “Board”) and Holdings’ stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable Holdings to attract and retain highly qualified personnel who will contribute to the success of the Company. The 2007 Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The 2007 Plan is available to certain eligible employees, directors, consultants or advisors as determined by the compensation committee of the Board. The total number of shares of Holdings’ Class A common stock reserved and available for the 2007 Plan is 10.4 million shares at September 30, 2008. Stock options under the 2007 Plan are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from date of grant. As of September 30, 2008 the Company had 8.3 million outstanding stock options under the 2007 Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the 2007 Plan.
     The following table outlines Holdings’ stock option activity:

		Weighted
		Average	Aggregate
	Total Options	Exercise Price	Intrinsic Value
			(in thousands)

Outstanding at December 31, 2007	6,714,492	$6.25	$6,479
Granted	1,805,000	8.73
Exercised	(3,946)	5.00
Forfeited	(176,854)	6.25

Outstanding at September 30, 2008	8,338,692	$6.79	$5,946

Exercisable at September 30, 2008	1,388,025	$6.25	$1,263

     The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of September 30, 2008, the net unrecognized compensation cost related to options outstanding, after taking into consideration estimated forfeitures, was $10.5 million and is expected to be recognized over a weighted average period of approximately 3.2 years. As of September 30, 2008, the weighted average remaining contractual life of outstanding options and exercisable options was 8.7 years and 8.5 years, respectively. The weighted average Black-Scholes value per option granted during 2008 to date is $2.09.
     SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the nine months ended September 30, 2008 and the period from March 16 to September 30, 2007 was $2.2 million and $1.4 million, respectively.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company had minimal exercises of stock options for the period ended September 30, 2008, the expected option term has been estimated by considering both the vesting period, which is typically five years, and the contractual term of ten years. As Holdings’ underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the period ended September 30, 2008 are as follows:

September 30,
2008
(unaudited)
Dividend yield	0.00%
Expected option life	7.5 years
Volatility factor percentage of market price	26.00% — 28.40%
Discount rate	3.54% — 3.64%
     As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.
Predecessor
     In 2006, the Board of Directors of GNC Corporation (the “GNC Corporation Board”), and its stockholders, approved and adopted the GNC Corporation 2006 Omnibus Stock Incentive Plan (the “2006 Plan”). In 2003 the GNC Corporation Board approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “2003 Plan”). These plans are collectively referred to as the (“Predecessor Plans”). The purpose of the Predecessor Plans was to enable GNC Corporation to attract and retain highly qualified personnel who would contribute to the success of the Company. The Predecessor Plans were available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board.
     In connection with the Merger, the Predecessor Plans were cancelled. For the period ended March 15, 2007, the Company recognized total compensation expense of $4.1 million, of which $3.8 million related to the acceleration of the vesting of these options. The Company recorded $47.0 million as a reduction in equity on March 15, 2007 related to the cancellation of these options.
NOTE 8. SEGMENTS
     The Company has three operating segments, Retail, Franchising, and Manufacturing/Wholesale, each of which is a reportable segment. The operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and other corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each segment. The Retail segment includes the Company’s corporate store operations in the United States, Canada and Puerto Rico and the sales generated through www.gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and other unallocated costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in Note 2 “Basis of Presentation”.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Successor				Predecessor
			Nine months ended	March 16 -	January 1 -
	Three months ended September 30,		September 30,	September 30,	March 15,
	2008	2007	2008	2007	2007
			(in thousands)
			(unaudited)
Revenue:
Retail	$298,823	$289,479	$934,624	$630,719	$259,313
Franchise	67,501	65,707	197,512	137,224	47,237
Manufacturing/Wholesale:			—
Intersegment (1)	43,798	40,321	134,120	88,220	35,477
Third Party	47,870	40,109	132,853	78,911	23,279

Sub total Manufacturing/Wholesale	91,668	80,430	266,973	167,131	58,756
Sub total segment revenues	457,992	435,616	1,399,109	935,074	365,306
Intersegment elimination (1)	(43,798)	(40,321)	(134,120)	(88,220)	(35,477)

Total revenue	$414,194	$395,295	$1,264,989	$846,854	$329,829

(1) Intersegment revenues are eliminated from consolidated revenue.

Operating income (loss):
Retail	$32,618	$32,145	$111,668	$70,974	$28,249
Franchise	22,634	20,290	61,117	38,724	14,518
Manufacturing/Wholesale	18,926	10,561	51,989	23,677	10,267
Unallocated corporate and other (costs) income:			—
Warehousing and distribution costs	(13,538)	(12,850)	(41,145)	(27,402)	(10,667)
Corporate costs	(17,081)	(15,723)	(48,584)	(34,437)	(26,739)
Merger-related costs	—	—	—	—	(34,603)

Sub total unallocated corporate and other (costs) income	(30,619)	(28,573)	(89,729)	(61,839)	(72,009)

Total operating income (loss)	$43,559	$34,423	$135,045	$71,536	$(18,975)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
     As of September 30, 2008 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by GNC Corporation and the Company’s existing and future direct and indirect material domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting.
     Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of September 30, 2008, and December 31, 2007, the three and nine months ended September 30, 2008, the period from January 1, 2007 to March 15, 2007, the period from March 16 to September 30, 2007, and the three months ended September 30, 2007. Intercompany balances and transactions have been eliminated.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
September 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$—	$36,485	$3,417	$—	$39,902
Receivables, net	343	86,536	277	—	87,156
Intercompany receivables	—	98,342	—	(98,342)	—
Inventories, net	—	342,471	23,564	—	366,035
Prepaids and other current assets	99	41,595	5,726	—	47,420

Total current assets	442	605,429	32,984	(98,342)	540,513

Goodwill	—	626,006	401	—	626,407
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	176,992	25,234	—	202,226
Investment in subsidiaries	1,791,242	13,433	—	(1,804,675)	—
Other assets	23,468	177,993	—	(8,781)	192,680

Total assets	$1,815,152	$2,319,853	$58,619	$(1,911,798)	$2,281,826

Current liabilities
Current liabilities	$7,001	$225,538	$11,861	$—	$244,400
Intercompany payables	81,654	—	16,688	(98,342)	—

Total current liabilities	88,655	225,538	28,549	(98,342)	244,400

Long-term debt	1,065,622	32	16,363	(8,781)	1,073,236
Deferred tax liabilities	1,609	267,350	—	—	268,959
Other long-term liabilities	1,246	35,691	274	—	37,211

Total liabilities	1,157,132	528,611	45,186	(107,123)	1,623,806
Total stockholder’s equity (deficit)	658,020	1,791,242	13,433	(1,804,675)	658,020

Total liabilities and stockholder’s equity (deficit)	$1,815,152	$2,319,853	$58,619	$(1,911,798)	$2,281,826

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Current assets
Cash and cash equivalents	$—	$26,090	$2,764	$—	$28,854
Receivables, net	128	84,253	285	—	84,666
Intercompany receivables	—	79,441	—	(79,441)	—
Inventories, net	—	311,655	22,494	—	334,149
Prepaids and other current assets	251	45,694	4,558	—	50,503

Total current assets	379	547,133	30,101	(79,441)	498,172

Goodwill	—	625,869	401	—	626,270
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	166,440	24,408	—	190,848
Investment in subsidiaries	1,742,216	9,684	—	(1,751,900)	—
Other assets	26,378	186,745	—	(8,781)	204,342

Total assets	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

Current liabilities
Current liabilities	$20,015	$205,433	$14,636	$—	$240,084
Intercompany payables	66,359	—	13,082	(79,441)	—

Total current liabilities	86,374	205,433	27,718	(79,441)	240,084

Long-term debt	1,070,434	23	17,274	(8,781)	1,078,950
Deferred tax liabilities	(2,051)	269,839	—	—	267,788
Other long-term liabilities	5,491	38,360	234	—	44,085

Total liabilities	1,160,248	513,655	45,226	(88,222)	1,630,907
Total stockholder’s equity (deficit)	608,725	1,742,216	9,684	(1,751,900)	608,725

Total liabilities and stockholder’s equity (deficit)	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$391,058	$25,766	$(2,630)	$414,194

Cost of sales, including costs of warehousing, distribution and occupancy	—	254,369	18,237	(2,630)	269,976

Gross profit	—	136,689	7,529	—	144,218

Compensation and related benefits	—	59,297	4,054	—	63,351
Advertising and promotion	—	13,356	209	—	13,565
Other selling, general and administrative	695	22,152	821	—	23,668
Subsidiary income	(17,411)	(2,983)	—	20,394	—
Other (income) expense	—	82	(6)	—	76

Operating income	16,716	44,785	2,451	(20,394)	43,558

Interest expense, net	1,070	18,351	293	—	19,714

Income before income taxes	15,646	26,434	2,158	(20,394)	23,844

Income tax (benefit) expense	(670)	9,023	(825)	—	7,528

Net income	$16,316	$17,411	$2,983	$(20,394)	$16,316

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$1,194,061	$79,290	$(8,362)	$1,264,989

Cost of sales, including costs of warehousing, distribution and occupancy	—	774,317	57,188	(8,362)	823,143

Gross profit	—	419,744	22,102	—	441,846

Compensation and related benefits	—	175,963	11,843	—	187,806
Advertising and promotion	—	44,842	510	—	45,352
Other selling, general and administrative	1,709	69,243	2,552	—	73,504
Subsidiary (income) expense	(49,694)	(5,258)	—	54,952	—
Other (income) expense	—	44	95	—	139

Operating income (loss)	47,985	134,910	7,102	(54,952)	135,045

Interest expense, net	3,156	58,177	885	—	62,218

Income (loss) before income taxes	44,829	76,733	6,217	(54,952)	72,827

Income tax (benefit) expense	(1,835)	27,039	959	—	26,163

Net income (loss)	$46,664	$49,694	$5,258	$(54,952)	$46,664

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$374,788	$23,434	$(2,927)	$395,295

Cost of sales, including costs of warehousing, distribution and occupancy	—	250,564	16,923	(2,927)	264,560

Gross profit	—	124,224	6,511	—	130,735

Compensation and related benefits	—	58,144	3,658	—	61,802
Advertising and promotion	—	13,242	131	—	13,373
Other selling, general and administrative	467	20,899	(27)	—	21,339
Subsidiary (income) expense	(6,799)	(1,728)	—	8,527	—
Other (income) expense	—	—	(202)	—	(202)

Operating income (loss)	6,332	33,667	2,951	(8,527)	34,423

Interest expense, net	996	22,459	294	—	23,749

Income (loss) before income taxes	5,336	11,208	2,657	(8,527)	10,674

Income tax (benefit) expense	(797)	4,409	929	—	4,541

Net income (loss)	$6,133	$6,799	$1,728	$(8,527)	$6,133

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to September 30, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$803,725	$49,938	$(6,809)	$846,854

Cost of sales, including costs of warehousing, distribution and occupancy	—	538,584	36,016	(6,809)	567,791

Gross profit	—	265,141	13,922	—	279,063

Compensation and related benefits	—	124,577	7,706	—	132,283
Advertising and promotion	—	27,535	350	—	27,885
Other selling, general and administrative	854	46,072	765	—	47,691
Subsidiary (income) expense	(16,030)	(3,069)	—	19,099	—
Other (income) expense	—	—	(332)	—	(332)

Operating income (loss)	15,176	70,026	5,433	(19,099)	71,536

Interest expense, net	6,160	44,947	514	—	51,621

Income (loss) before income taxes	9,016	25,079	4,919	(19,099)	19,915

Income tax (benefit) expense	(2,720)	9,049	1,850	—	8,179

Net income (loss)	$11,736	$16,030	$3,069	$(19,099)	$11,736

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$314,632	$17,489	$(2,292)	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	—	201,973	12,494	(2,292)	212,175

Gross profit	—	112,659	4,995	—	117,654

Compensation and related benefits	—	61,615	2,696	—	64,311
Advertising and promotion	—	20,435	38	—	20,473
Other selling, general and administrative	86	17,514	(204)	—	17,396
Subsidiary (income) expense	(12,958)	(1,581)	—	14,539	—
Other (income) expense	34,603	—	(154)	—	34,449

Operating income (loss)	(21,731)	14,676	2,619	(14,539)	(18,975)

Interest expense, net	42,981	(539)	594	—	43,036

Income (loss) before income taxes	(64,712)	15,215	2,025	(14,539)	(62,011)

Income tax (benefit) expense	(13,398)	2,257	444	—	(10,697)

Net income (loss)	$(51,314)	$12,958	$1,581	$(14,539)	$(51,314)

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2008	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$60,897	$4,463	$65,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(32,061)	(2,936)	(34,997)
Investment/distribution	16,742	(16,742)	—	—
Acquisition of the Company	(10,842)	—	—	(10,842)
Other investing	—	(95)	—	(95)

Net cash provided by (used in) investing activities	5,900	(48,898)	(2,936)	(45,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(832)	—	—	(832)
Other financing	(5,068)	(1,604)	(888)	(7,560)

Net cash provided by (used in) financing activities	(5,900)	(1,604)	(888)	(8,392)
Effect of exchange rate on cash	—	—	14	14

Net increase (decrease) in cash	—	10,395	653	11,048
Beginning balance, cash	—	26,090	2,764	28,854

Ending balance, cash	$—	$36,485	$3,417	$39,902

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to September 30, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES:	$(730)	$42,665	$3,303	$45,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(16,851)	(2,311)	(19,162)
Investment/distribution	20,113	(20,113)	—	—
Acquisition of the Company	(1,624,732)	—	—	(1,624,732)
Other investing	—	(264)	—	(264)

Net cash provided by (used in) investing activities	(1,604,619)	(37,228)	(2,311)	(1,644,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	1,690	—	—	1,690
Issuance of new equity	552,291	—	—	552,291
Borrowings from new senior credit facility	675,000	—	—	675,000
Proceeds from issuance of new senior sub notes	110,000	—	—	110,000
Proceeds from issuance of new senior notes	297,000	—	—	297,000
Financing fees	(28,944)	—	—	(28,944)
Other financing	(1,688)	5,787	(651)	3,448

Net cash provided by (used in) financing activities	1,605,349	5,787	(651)	1,610,485

Effect of exchange rate on cash	—	—	202	202

Net increase in cash	—	11,224	543	11,767

Beginning balance, cash	—	7,559	1,953	9,512

Ending balance, cash	$—	$18,783	$2,496	$21,279

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES:	$(43,103)	$(3,102)	$(583)	$(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,117)	(576)	(5,693)
Investment/distribution	—	—	—	—
Other investing	—	(555)	—	(555)

Net cash used in investing activities	—	(5,672)	(576)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from selling shareholders	463,393	—	—	463,393
Redemption of 8 5/8% senior notes	(150,000)	—	—	(150,000)
Redemption of 8 1/2% senior notes	(215,000)	—	—	(215,000)
Payment of 2003 senior credit facility	(55,290)	—	—	(55,290)
Other financing	—	(4,136)	(334)	(4,470)

Net cash provided by (used in) financing activities	43,103	(4,136)	(334)	38,633

Effect of exchange rate on cash	—	—	(165)	(165)

Net decrease in cash	—	(12,910)	(1,658)	(14,568)

Beginning balance, cash	—	20,469	3,611	24,080

Ending balance, cash	$—	$7,559	$1,953	$9,512

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. INCOME TAXES
          The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it and its subsidiaries operate. The Company has been audited by the Internal Revenue Service (the “IRS”) through its December 4, 2003 tax year. The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS is expected to issue an examination report in the fourth quarter of 2008. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of September 30, 2008, the Company believes that it has appropriately reserved for any potential federal, state and local income tax exposures.
          The Company recorded additional unrecognized tax benefits of approximately $1.0 million during the nine months ended September 30, 2008 net of amounts settled. The additional unrecognized tax benefits recorded during the nine months ended September 30, 2008 are principally related to the continuation of previously taken tax positions. During the nine months ended September 30, 2008, the Company settled previously recorded unrecognized tax benefits of $0.4 million for $0.2 million. As of September 30, 2008 and December 31, 2007, the Company had $7.7 million and $6.9 million respectively, of unrecognized tax benefits. As of September 30, 2008, the Company is aware of unrecognized tax positions of $1.2 million for which it is reasonably possible that the amounts of unrecognized tax benefits will decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is immaterial. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2008 and December 31, 2007, the Company had accrued approximately $0.9 million and $0.7 million, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.
          During the nine months ended September 30, 2008, the Company initiated an extraterritorial income study in which it amended its 2004 federal tax return and provided the study to the IRS for tax years 2005 and 2006, as those periods are under current IRS audit. As of September 30, 2008, a $1.6 million net tax benefit was recorded.
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
          The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)

Other long-term liabilities	$1,820	$1,246	$—

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS 157:
          Other long-term liabilities — Other long-term liabilities classified as Level 1 consist of liabilities related to the Company’s non-qualified deferred compensation plan. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investment choices. Since the employee-directed investment choices are exchange traded equity indexes with quoted prices in active markets, the liabilities are classified as within Level 1 on the fair value hierarchy. Other long-term liabilities classified as Level 2 consist of the Company’s interest rate swaps. The derivatives are a pay-variable, receive-fixed interest rate swap based on a LIBOR rate. Fair value is based on a model-derived valuation using the LIBOR rate, which is an observable input in an active market. Therefore, the Company’s derivative is classified as Level 2 on the fair value hierarchy.
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
NOTE 12. RELATED PARTY TRANSACTIONS
          Successor:
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a management services agreement with Holdings, its parent. Under the agreement, Holdings provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company provides customary indemnifications to Holdings and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Holdings for services rendered in connection with the Merger. For the nine months ended September 30, 2008 and the period from March 16 to September 30, 2007, $1.1 million and $0.8 million, respectively, was paid pursuant to this agreement.
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, under which various fund portfolios related to one of our sponsors, Ares Management LLC (“Ares”), are lenders. As of September 30, 2008, certain affiliates of Ares held approximately $64.0 million of term loans under the Company’s 2007 Senior Credit Facility.
          Stock Purchase. On September 4, 2008, Axcel Partners III, LLC, of which an officer and director of the Company is a member, purchased 273,215 shares of Common Stock of Holdings at a price of $6.82 per share, for an aggregate purchase price of $1.9 million and 110,151 shares of Preferred Stock of Holdings at a price of $5.00 per share plus accrued and unpaid dividends through the date of purchase, for an aggregate purchase price of $0.6 million.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
          The following discussion gives effect to the Merger. As a result, our consolidated financial statements reflect our results of operations and cash flows for the period from March 16, 2007 to September 30, 2007, and of our predecessor entity for its results of operations and cash flows for the period from January 1, 2007 to March 15, 2007.
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
          All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	general economic conditions, including continued weakening of the economy and its effect on consumer purchases;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with new and existing governmental regulations;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political, and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow;

•	the failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in applicable laws relating for our franchise operations; and

•	our inability to expand our franchise operations or attract new franchisees.

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
Business Overview
          We are the largest global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and online through www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 6,500 locations operating under the GNC brand name.
          We measure our operating performance primarily through revenues and operating income from our three business segments, Retail, Franchise, and Manufacturing/Wholesale, and through the monitoring of our unallocated costs from our warehousing, distribution and corporate segments, as follows:
•	Retail revenues are generated by sales to consumers at our company-owned stores and online through www.gnc.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. According to Nutrition Business Journal’s Supplement Business Report 2007, our industry is projected to grow at an average annual rate of 4% for the next five years due in part to favorable demographics, including an aging U.S. population, rising healthcare costs, and the desire by many to live longer, healthier lives. As a leader in our industry, we expect our retail revenues to grow at or above the projected industry growth rate as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness, and vertical integration.

•	Franchise revenues are generated primarily from:
(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which are charged for initial franchise awards, renewals, and transfers of franchises.
          Since we do not anticipate the number of our domestic franchised stores to increase, our domestic franchise revenue growth will be generated by royalties on increased franchise retail sales and product sales to our existing franchisees. We expect that an increase in the number of our international franchised stores over the next five years will result in increased initial franchise fees associated with new store openings and increased revenues from product sales to new franchisees. As international franchise trends continue to improve, we also anticipate that franchise revenue from international operations will be driven by increased royalties on franchise retail sales and increased product sales to our franchisees.
•	Manufacturing/wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com. While revenues generated through our strategic alliance with Rite Aid do not represent a substantial component of our business, we believe that sales of our products to and through Rite Aid will continue to grow in accordance with our projected retail revenue growth. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity, and we anticipate that these revenues will remain stable over the next five years.

•	A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network and manufacturing capacity can support higher sales volume without adding significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in significant operating leverage in our business.
          The following trends and uncertainties in our industry could positively or negatively affect our operating performance:
•	volatility in the diet category;

•	broader consumer awareness of health and wellness issues and rising healthcare costs;

•	interest in, and demand for, condition-specific products based on scientific research;

•	significant effects of favorable and unfavorable publicity on consumer demand;

•	lack of a single product or group of products dominating any one product category;

•	rapidly evolving consumer preferences and demand for new products; and

•	costs associated with complying with new and existing governmental regulation.
Executive Overview
          The combined results of the fiscal years ended 2006 and 2007 reflect the results of strategies we implemented in 2005 to reposition our business. These strategic initiatives focused on improving parts of our core retail fundamentals, as well as unifying our corporate and franchise operating systems, and implementing strategies to take advantage of key assets of our business, primarily the strength of our brand. Our recent results of operations reflect the positive results of these initiatives. For the years ended December 31, 2007 and 2006, our domestic store sales increased 2.1% and 11.1%, respectively. Additionally, our same store sales in domestic company owned stores increased 2.8% for the nine months ended September 30, 2008.
          Our strategy of bringing franchise store standards in line with corporate operating standards has reduced the gap between franchise and company same store sales results. We also have continued to see strength in our franchise system highlighted by increased wholesale revenue from the sale of our GNC branded products. Our international franchise business continues to expand at anticipated levels, showing steady growth over the past decade and resulting in over 1,100 locations in 44 markets.
          At the end of 2005, we launched our web platform and this business has seen revenue growth of 65.0% for the year ended December 31, 2007 and 24.5% for the nine months ended September 30, 2008, in each case compared to the prior year period.
          We have implemented a manufacturing strategy designed to increase our position in the contract manufacturing business, maximize utilization of capacity and pass on improved production costs to our company store operations. As a result of this strategy, our contract manufacturing business has grown above planned levels in recent years. However, without further investments to expand our facilities, we will be constrained by capacity limitations in certain manufacturing areas, which could limit our future contract business growth.
          In July 2007 we extended our alliance with Rite Aid through December 31, 2014, with Rite Aid committing to open 1,125 new store-within-a-store locations by that date. We currently have over 1,650 locations inside Rite Aid stores.
          In January 2008 we hired a new President and Chief Merchandising/Marketing Officer to strengthen our organization and enable us to take advantage of ongoing opportunities and the strength of our brand, which we believe will improve our overall market penetration.

          The strength of our company and its leadership position in the health and wellness sector provides significant future opportunities that are currently being evaluated and should allow us to capitalize on demographics and strong consumer trends.
          However, the recent global economic events could have a negative impact on our business and operating results in the future. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to general economic and business conditions, consumer confidence, consumer debt levels, availability of consumer credit, and the level of customer traffic within malls and other shopping environments. Consumer purchases of products, including ours, may decline during recessionary periods. A downturn or an uncertain outlook in the economy may materially adversely affect our business and financial results.
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
Related Parties
          For the nine months ended September 30, 2008 and the period from March 16, 2007 to September 30, 2007, we have related party transactions with Ares and Ontario Teachers Pension Plan Board and their affiliates. For the period January 1, 2007 to March 15, 2007 we had related party transactions with Apollo and its affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions” and the “Related Party Transactions” note in our annual report on Form 10-K.
Results of Operations
          The following information presented for the nine months ended September 30, 2008, the periods ended March 15, 2007 and September 30, 2007, as of September 30, 2008, and as of September 30, 2007 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
          In the table that follows and in the accompanying discussion, the period ended March 15, 2007 and the period ended September 30, 2007 have been combined for discussion purposes as we believe this further enhances comparability to the other periods presented rather than a discussion of the separate periods. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Merger date. Material differences that were generated as a result of the Merger are explained in the appropriate sections.
          The following information may contain financial measures other than in accordance with generally accepted accounting principles, and should not be considered in isolation from or as a substitute for our historical consolidated financial statements. In addition, the adjusted combined operating results may not reflect the actual results we would have achieved absent the adjustments and may not be predictive of future results of operations. We present this information because we use it to monitor and evaluate our ongoing operating results and trends, and believe it provides investors with an understanding of our operating performance over comparative periods.
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

          Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Beginning in the first quarter of 2006, we also included internet sales generated through www.gnc.com and www.drugstore.com in our domestic company-owned same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchised store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented from the date of relocation to a different mall or shopping center and from the date of a conversion. In the second quarter of 2006, we modified the calculation method for domestic franchised same store sales consistent with this description, which has been the method historically used for domestic company-owned same store sales.

	Successor						Combined		Predecessor		Successor
					Nine Months Ended		Nine Months Ended				March 16 -
	Three Months Ended September 30,				September 30,		September 30,		January 1 - March 15,		September 30,
	2008		2007		2008		2007		2007		2007
									(unaudited)
Revenues:
Retail	$298.8	72.1%	$289.4	73.2%	$934.6	73.9%	$890.0	75.6%	$259.3	78.6%	$630.7	74.5%
Franchise	67.5	16.3%	65.8	16.7%	197.5	15.6%	184.5	15.7%	47.2	14.3%	137.3	16.2%
Manufacturing / Wholesale	47.9	11.6%	40.1	10.1%	132.9	10.5%	102.2	8.7%	23.3	7.1%	78.9	9.3%

Total net revenues	414.2	100.0%	395.3	100.0%	1,265.0	100.0%	1,176.7	100.0%	329.8	100.0%	846.9	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	270.0	65.2%	264.6	67.0%	823.1	65.1%	780.0	66.3%	212.2	64.4%	567.8	67.0%
Compensation and related benefits	63.3	15.3%	61.8	15.6%	187.8	14.8%	196.6	16.7%	64.3	19.5%	132.3	15.6%
Advertising and promotion	13.6	3.3%	13.4	3.4%	45.4	3.6%	48.4	4.1%	20.5	6.2%	27.9	3.3%
Other selling, general and administrative expenses	21.1	5.1%	18.1	4.6%	65.2	5.1%	58.2	4.9%	16.5	5.0%	41.7	4.9%
Amortization expense	2.6	0.6%	3.3	0.8%	8.3	0.7%	6.9	0.6%	0.8	0.2%	6.1	0.7%
Foreign currency loss (gain)	0.1	0.0%	(0.2)	-0.1%	0.2	0.0%	(0.5)	0.0%	(0.1)	0.0%	(0.4)	0.0%
Transaction related costs	—	0.0%	—	0.0%	—	0.0%	34.6	2.9%	34.6	10.5%	—	0.0%

Total operating expenses	370.7	89.5%	361.0	91.3%	1,130.0	89.3%	1,124.2	95.5%	348.8	105.8%	775.4	91.6%

Operating income:
Retail	32.6	7.9%	32.1	8.1%	111.6	8.8%	99.2	8.5%	28.2	8.6%	71.0	8.4%
Franchise	22.6	5.4%	20.3	5.1%	61.1	4.9%	53.3	4.5%	14.5	4.4%	38.8	4.6%
Manufacturing / Wholesale	18.9	4.6%	10.6	2.7%	52.0	4.1%	34.0	2.9%	10.3	3.1%	23.7	2.8%
Unallocated corporate and other costs:											—
Warehousing and distribution costs	(13.5)	-3.3%	(12.9)	-3.2%	(41.1)	-3.3%	(38.1)	-3.3%	(10.7)	-3.2%	(27.4)	-3.2%
Corporate costs	(17.1)	-4.1%	(15.7)	-4.0%	(48.6)	-3.8%	(61.2)	-5.2%	(26.7)	-8.2%	(34.5)	-4.1%
Merger related costs	—	0.0%	—	0.0%	—	0.0%	(34.6)	-2.9%	(34.6)	-10.5%	—	0.0%

Subtotal unallocated corporate and other costs, net	(30.6)	-7.4%	(28.6)	-7.2%	(89.7)	-7.1%	(133.9)	-11.4%	(72.0)	-21.9%	(61.9)	-7.3%

Total operating income (loss)	43.5	10.5%	34.4	8.7%	135.0	10.7%	52.6	4.5%	(19.0)	-5.8%	71.6	8.5%

Interest expense, net	19.7		23.8		62.2		94.7		43.0		51.7

Income (loss) before income taxes	23.8		10.6		72.8		(42.1)		(62.0)		19.9

Income tax expense (benefit)	7.5		4.5		26.1		(2.5)		(10.7)		8.1

Net income (loss)	$16.3		$6.1		$46.7		$(39.6)		$(51.3)		$11.8

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the table above and could occasionally differ immaterially if the unrounded data were used for these calculations.

Comparison of the Three Months Ended September 30, 2008 and 2007
     Revenues
          Our consolidated net revenues increased $18.9 million, or 4.8%, to $414.2 million for the three months ended September 30, 2008 compared to $395.3 million for the same period in 2007. The increase was the result of increased sales in all of our segments.
          Retail. Revenues in our Retail segment increased $9.4 million, or 3.2%, to $298.8 million for the three months ended September 30, 2008 compared to $289.4 million for the same period in 2007. The increase from 2007 to 2008 included an increase of $1.8 million of sales through www.gnc.com. Sales increases occurred in the major product categories of VMHS and sports nutrition. Our domestic company-owned same store sales, including our internet sales, improved for the quarter by 1.5%. Our Canadian company-owned stores had improved same store sales of 5.5% in the third quarter of 2008. Our company-owned store base increased by 37 domestic stores to 2,609 compared to 2,572 at September 30, 2007, primarily due to new store openings and franchise store acquisitions, and by 11 Canadian stores to 155 at September 30, 2008 compared to 144 at September 30, 2007.
          Franchise. Revenues in our Franchise segment increased $1.7 million, or 2.7%, to $67.5 million for the three months ended September 30, 2008 compared to $65.8 million for the same period in 2007. Domestic franchise revenue decreased by $0.3 million in 2008 compared to 2007. The decrease was due to a decrease in product sales. Royalty income was flat for the quarter despite operating 42 fewer stores in the third quarter of 2008 compared to the same period in 2007. There were 959 stores at September 30, 2008 compared to 1,001 stores at September 30, 2007. International franchise revenue increased $2.0 million as a result of increased product sales and royalties. Our international franchise store base increased by 92 stores to 1,149 at September 30, 2008 compared to 1,057 at September 30, 2007.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $7.8 million, or 19.4%, to $47.9 million for the three months ended September 30, 2008 compared to $40.1 million for the same period in 2007. Sales increased in the South Carolina plant by $8.9 million, and revenues associated with Rite Aid decreased by $1.1 million. Private label sales to Rite Aid decreased in 2008 compared to 2007 because Rite Aid purchases in 2007 were above normal to stock product in their recently acquired Eckerd locations. The decrease in 2008 was partially offset by increased license fees as a result of Rite Aid opening 118 more stores in the third quarter of 2008 as compared to the third quarter of 2007.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $5.4 million, or 2.0%, to $270.0 million for the three months ended September 30, 2008 compared to $264.6 million for the same period in 2007. Consolidated cost of sales, as a percentage of net revenue, was 65.2% for the three months ended September 30, 2008 and 67.0% for the three months ended September 30, 2007.
          Product costs. Product costs increased $0.9 million, or 0.4%, to $201.0 million for the three months ended September 30, 2008 compared to $200.1 million for the same period in 2007 as a result of increased sales volumes. Consolidated product costs, as a percentage of net revenue, were 48.5% for the three months ended September 30, 2008 compared to 50.7% for the three months ended September 30, 2007. Included in product costs for the three months ended September 30, 2007 is $7.2 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.
          Warehousing and distribution costs. Warehousing and distribution costs increased $0.8 million, or 6.5%, to $14.3 million for the three months ended September 30, 2008 compared to $13.5 million for the same period in 2007. The increase was primarily due to increases in shipping and fuel costs and an increase in wages to support the increased volume of internet fulfillment. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.5% for the three months ended September 30, 2008 and 3.4% for the three months ended September 30, 2007.

          Occupancy costs. Occupancy costs increased $3.7 million, or 7.2%, to $54.7 million for the three months ended September 30, 2008 compared to $51.0 million for the same period in 2007. This increase was the result of higher lease-related costs of $1.8 million, primarily a result of scheduled increases in lease-related costs and the addition of 48 corporate stores since September 30, 2007, and an increase in depreciation expense and other occupancy related expenses of $1.9 million. Consolidated occupancy costs, as a percentage of net revenue, were 13.2% and 12.9% for the three months ended September 30, 2008 and 2007, respectively. Included in the occupancy costs for each of the three months ended September 30, 2008 and 2007 is $0.1 million of income related to lease adjustments to fair value as a result of the Merger.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $4.0 million, or 4.2%, to $100.6 million, for the three months ended September 30, 2008 compared to $96.6 million for the same period in 2007. These expenses, as a percentage of net revenue, were 24.3% for the three months ended September 30, 2008 compared to 24.4% for the three months ended September 30, 2007.
          Compensation and related benefits. Compensation and related benefits increased $1.5 million, or 2.5%, to $63.3 million for the three months ended September 30, 2008 compared to $61.8 million for the same period in 2007. An increase of $1.8 million occurred in base wages to support our increased store base and sales volume, offset by a decrease of $0.2 million in commissions and incentive expense. Other wage related expenditures accounted for the remaining $0.1 million increase.
          Advertising and promotion. Advertising and promotion expenses increased $0.2 million, or 1.4%, to $13.6 million for the three months ended September 30, 2008 compared to $13.4 million during the same period in 2007. Advertising expense increased as a result of increases in agency fees of $0.5 million and store signage of $0.6 million, offset by decreased media costs of $0.8 million. Other advertising costs accounted for the remaining $0.1 million decrease.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $2.3 million, or 10.9%, to $23.7 million for the three months ended September 30, 2008 compared to $21.4 million for the same period in 2007. This increase was due to increases in (1) consulting / professional expense of $1.0 million, (2) telecommunications expenses of $0.5 million due to the installation of a new point of sale (“POS”) register system, (3) commission expense of $0.2 million, (4) settlement expenses of $0.4 million and (5) other selling expenses of $0.7 million. These increases were offset by decreases in bad debt expense of $0.5 million and depreciation and amortization of $0.3 million.
Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the three months ended September 30, 2008 and for the three months ended September 30, 2007, resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a loss of $0.1 million for the three months ended September 30, 2008 and a gain of $0.2 million for the same period in 2007.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $9.1 million or 26.5% to $43.5 million for the three months ended September 30, 2008 compared to $34.4 million for the same period in 2007. Operating income, as a percentage of net revenue, was 10.5% for the three months ended September 30, 2008 and 8.7% for the three months ended September 30, 2007. Included in 2007 operating income is $7.1 million of non-cash expense from amortization of inventory step up and lease adjustments to fair value due to the Merger.
          Retail. Operating income increased $0.5 million, or 1.5%, to $32.6 million for the three months ended September 30, 2008 compared to $32.1 million for the same period in 2007. Included in 2007 operating income is $2.9 million of non-cash expense from amortization of inventory step up and lease adjustments to fair value due to the Merger. The increase was primarily the result of higher dollar margins on increased sales volumes offset by increases in occupancy costs, compensation costs and other selling, general and administrative costs.

          Franchise. Operating income increased $2.3 million, or 11.5%, to $22.6 million for the three months ended September 30, 2008 compared to $20.3 million for the same period in 2007. This increase was primarily attributable to an increase in margins related to higher wholesale sales to our international franchisees and decreases in our other selling, general, and administrative expenses.
          Manufacturing/Wholesale. Operating income increased $8.3 million, or 79.2%, to $18.9 million for the three months ended September 30, 2008 compared to $10.6 million for the same period in 2007. This increase was primarily the result of improved margins on third-party contract sales from our South Carolina manufacturing facility and increases in Rite Aid license fee revenue, partially offset by decreases in margin from sales of private label products to Rite Aid. Included in 2007 operating income is $4.2 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.6 million, or 5.4%, to $13.5 million for the three months ended September 30, 2008 compared to $12.9 million for the same period in 2007. The increase in cost was due to increases in fuel and shipping costs and additional wages to support our internet fulfillment business.
          Corporate Costs. Corporate overhead costs increased $1.4 million, or 8.6%, to $17.1 million for the three months ended September 30, 2008 compared to $15.7 million for the same period in 2007. The increase was primarily due to an increase in consulting and settlement expenses in 2008.
     Interest Expense
          Interest expense decreased $4.1 million, or 17.0%, to $19.7 million for the three months ended September 30, 2008 compared to $23.8 million for the same period in 2007. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2008 as compared to 2007.
     Income Tax Expense
          We recognized $7.5 million of consolidated income tax expense during the three months ended September 30, 2008 compared to $4.5 million for the same period of 2007. The effective tax rate for the three months ended September 30, 2008, was approximately 31.5% due to the recording of a $1.6 million discrete tax benefit in the three months ended September 30, 2008.
     Net Income
          As a result of the foregoing, consolidated net income increased $10.2 million to $16.3 million for the three months ended September 30, 2008 compared to $6.1 million for the same period in 2007.
Comparison of the Nine Months Ended September 30, 2008 and 2007
     Revenues
          Our consolidated net revenues increased $88.3 million, or 7.5%, to $1,265.0 million for the nine months ended September 30, 2008 compared to $1,176.7 million for the same period in 2007. The increase was the result of increased sales in all of our segments.
          Retail. Revenues in our Retail segment increased $44.6 million, or 5.0%, to $934.6 million for the nine months ended September 30, 2008 compared to $890.0 million for the same period in 2007. The increase from 2007 to 2008 included an increase of $5.2 million of sales through www.gnc.com. Sales increases continued to occur in the major product categories of VMHS and sports nutrition. Our domestic company-owned same store sales, including our internet sales, improved for the nine months ended September 30, 2008 by 2.8%. Our Canadian company-owned stores had improved same store sales of 4.4% in the nine months ended September 30, 2008. Our company-owned store base increased by 37 domestic stores to 2,609 compared to 2,572 at September 30, 2007, primarily due to new store openings and franchise store acquisitions, and by 11 Canadian stores to 155 at September 30, 2008 compared to 144 at September 30, 2007.

          Franchise. Revenues in our Franchise segment increased $13.0 million, or 7.1%, to $197.5 million for the nine months ended September 30, 2008 compared to $184.5 million for the same period in 2007. Domestic franchise revenue increased $4.2 million as a result of increased product sales despite operating 42 fewer stores in the first nine months of 2008 compared to the same period in 2007. There were 959 stores at September 30, 2008 compared to 1,001 stores at September 30, 2007. International franchise revenue increased $8.8 million as a result of increased product sales and royalties. Our international franchise store base increased by 92 stores to 1,149 at September 30, 2008 compared to 1,057 at September 30, 2007.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $30.7 million, or 30.0%, to $132.9 million for the nine months ended September 30, 2008 compared to $102.2 million for the same period in 2007. Sales increased in the South Carolina plant by $27.6 million, and revenues associated with Rite Aid increased by $3.2 million due primarily to increased license fees as a result of Rite Aid opening 371 stores for the nine months ended September 30, 2008 as opposed to 72 stores for the nine months ended September 30, 2007. This was partially offset by a decrease in private label sales to Rite Aid in 2008 compared to 2007. Rite Aid purchases in 2007 were above normal to stock product in their recently acquired Eckerd locations.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $43.1 million, or 5.5%, to $823.1 million for the nine months ended September 30, 2008 compared to $780.0 million for the same period in 2007. Consolidated cost of sales, as a percentage of net revenue, was 65.1% for the nine months ended September 30, 2008 and 66.3% for the nine months ended September 30, 2007.
          Product costs. Product costs increased $28.7 million, or 4.9%, to $617.7 million for the nine months ended September 30, 2008 compared to $589.0 million for the same period in 2007. Consolidated product costs, as a percentage of net revenue, were 48.8% for the nine months ended September 30, 2008 compared to 50.1% for the nine months ended September 30, 2007 as a result of increased sales volumes. Included in product costs for the nine months ended September 30, 2007 is $15.5 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.
          Warehousing and distribution costs. Warehousing and distribution costs increased $3.5 million, or 8.8%, to $43.5 million for the nine months ended September 30, 2008 compared to $40.0 million for the same period in 2007. The increase was primarily due to increases in shipping and fuel costs and an increase in wages to support internet fulfillment. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% for each of the nine months ended September 30, 2008 and 2007.
          Occupancy costs. Occupancy costs increased $10.9 million, or 7.3%, to $161.9 million for the nine months ended September 30, 2008 compared to $151.0 million for the same period in 2007. This increase was the result of higher lease-related costs of $7.6 million, primarily a result of scheduled increases in lease-related costs and the addition of 48 corporate stores since September 30, 2007, an increase in depreciation expense of $1.7 million, and increases in other occupancy related expenses of $1.6 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.8% for each of the nine months ended September 30, 2008 and 2007. Included in the occupancy costs for the nine months ended September 30, 2008 and 2007 is $0.1 million of income related to lease adjustments to fair value as a result of the Merger.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, decreased $3.4 million, or 1.1%, to $306.7 million, for the nine months ended September 30, 2008 compared to $310.1 million for the same period in 2007. These expenses, as a percentage of net revenue, were 24.2% for the nine months ended September 30, 2008 compared to 26.4% for the nine months ended September 30, 2007.

          Compensation and related benefits. Compensation and related benefits decreased $8.8 million, or 4.5%, to $187.8 million for the nine months ended September 30, 2008 compared to $196.6 million for the same period in 2007. The decrease was the result of $15.3 million in Merger-related compensation in March 2007 which consisted of the following: (1) $3.8 million of non-cash stock based compensation generated as a result of the cancellation of all stock options at the merger date; (2) $9.6 million in accelerated discretionary payments made to vested option holders, including the associated payroll taxes; and (3) $1.9 million in incentives related to the sale of the Company. This decrease was offset by increases in the following: (1) full-time and part-time wages of $4.6 million to support the increased sales and store base; (2) regular incentives and commissions of $0.7 million; (3) non-cash stock compensation of $0.5 million; and (4) other compensation expenses of $0.7 million.
          Advertising and promotion. Advertising and promotion expenses decreased $3.0 million, or 6.2%, to $45.4 million for the nine months ended September 30, 2008 compared to $48.4 million during the same period in 2007. Advertising expense decreased as a result of a decrease in television and print advertising of $7.0 million offset by increases in agency fees of $1.9 million, store signage of $1.6 million and other advertising related costs of $0.5 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $8.4 million, or 12.9%, to $73.5 million for the nine months ended September 30, 2008 compared to $65.1 million for the same period in 2007. This increase was due to increases in (1) depreciation and amortization expense of $2.1 million, (2) $1.4 million in third party commission expense on sales, (3) telecommunications expenses of $1.1 million due to the installation of a new POS register system, (4) banking fees of $1.1 million as a result of increased retail sales, (5) bad debt expense of $0.5 million, (6) $0.9 million in professional fees, and (7) an increase in other selling, general and administrative expenses of $1.3 million.
     Merger-related Costs
          Costs incurred by Holdings, and recognized by us, in relation to the Merger, were $34.6 million in the nine months ended September 30, 2007. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million and other costs of $0.7 million.
     Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007, resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a loss of $0.2 million for the nine months ended September 30, 2008, and a gain of $0.5 million for the nine months ended September 30, 2007.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $82.4 million to $135.0 million for the nine months ended September 30, 2008 compared to $52.6 million for the same period in 2007. Operating income, as a percentage of net revenue, was 10.7% for the nine months ended September 30, 2008 and 4.5% for the nine months ended September 30, 2007.
          Included in the 2007 operating income was: (1) $15.4 million of non-cash expense from amortization of inventory step up and lease adjustments to fair value due to the Merger; (2) $34.6 million of fees and expenses associated with the Merger and (3) $15.3 million of compensation related costs associated with the Merger which included $9.6 million of option related payments and associated payroll taxes, $3.8 million of non-cash compensation related to the cancellation of stock options at the merger date and $1.9 million of incentives paid at the completion of the Merger.
          Retail. Operating income increased $12.4 million, or 12.5%, to $111.6 million for the nine months ended September 30, 2008 compared to $99.2 million for the same period in 2007. Included in the nine months ended September 30, 2007 are $9.6 million of amortization of inventory and lease step up adjustments as a result of the Merger. The increase was primarily the result of higher dollar margins on increased sales volumes and lower advertising spending, offset by increases in occupancy and compensation costs.

          Franchise. Operating income increased $7.8 million, or 14.8%, to $61.1 million for the nine months ended September 30, 2008 compared to $53.3 million for the same period in 2007. Included in the nine months ended September 30, 2007 are $0.1 million of amortization of inventory step up adjustments as a result of the Merger. This increase was primarily attributable to an increase in margins related to higher wholesale sales to our international and domestic franchisees offset by increases in intangible amortization as a result of the Merger, and bad debt expense.
          Manufacturing/Wholesale. Operating income increased $18.0 million, or 53.2%, to $52.0 million for the nine months ended September 30, 2008 compared to $34.0 million for the same period in 2007. Included in 2007 operating income is $5.7 million of non-cash expense from amortization of inventory step up to fair value due to the Merger. This increase was primarily the result of improved margins on our third-party contract sales and increases in Rite Aid license fee revenue.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $3.0 million, or 8.1%, to $41.1 million for the nine months ended September 30, 2008 compared to $38.1 million for the same period in 2007. The increase in cost was due to increases in fuel and shipping costs and additional wages to support our internet fulfillment business.
          Corporate Costs. Corporate overhead costs decreased $12.6 million, or 20.6%, to $48.6 million for the nine months ended September 30, 2008 compared to $61.2 million for the same period in 2007. The decrease was due to the inclusion of $15.3 million of Merger related compensation costs in 2007 offset by increases in normal compensation costs and other selling, general and administrative costs in 2008.
     Interest Expense
          Interest expense decreased $32.5 million, or 34.3%, to $62.2 million for the nine months ended September 30, 2008 compared to $94.7 million for the same period in 2007. This decrease was primarily attributable to $34.8 million in call premiums and deferred fee write offs in 2007, offset by an increase in our debt and interest rates, as a result of the Merger.
     Income Tax Expense
          We recognized $26.1 million of consolidated income tax expense during the nine months ended September 30, 2008 compared to a $2.5 million tax benefit for the same period of 2007. The effective tax rate for the nine months ended September 30, 2008, was approximately 36.0%; which includes discrete tax benefits of $1.3 million.
     Net Income
          As a result of the foregoing, consolidated net income increased $86.3 million to $46.7 million for the nine months ended September 30, 2008 compared to a loss of $39.6 million for the same period in 2007.
Liquidity and Capital Resources
          At September 30, 2008, we had $39.9 million in cash and cash equivalents and $296.1 million in working capital compared with $28.9 million in cash and cash equivalents and $258.1 million in working capital at December 31, 2007. The $38.0 million increase in our working capital was driven by increases in our inventory and cash and a decrease in our accrued payroll, accrued interest and other current liabilities. This was offset by increases in our accounts payable and accrued income taxes.

          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At September 30, 2008, we had $53.8 million available under the Revolving Credit Facility, after giving effect to $6.2 million utilized to secure letters of credit. Subsequent to the quarter close, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, we submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. As a result, we are uncertain if Lehman’s pro rata share (approximately 10%) of any future borrowing requests. If other financial institutions that have extended credit commitments to us are adversely affected by the condition of the U.S. and international capital markets, they may become unable to fund borrowings under the Revolving Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.
          We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility (excluding Lehman’s commitment), will be sufficient for the term of the facility, which matures on March 15, 2012, to meet our operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our debt covenant reporting and compliance obligations under the Revolving Credit Facility in all material respects.
          The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007:

	Successor	Combined	Predecessor	Successor
	Nine months	Nine months	Period	Period from
	ended September 30,	ended September 30,	ended March 15,	March 16 to September 30,
(Dollars in millions)	2008	2007	2007	2007

Cash provided by (used in) operating activities	$65.4	$(1.6)	$(46.8)	$45.2
Cash used in investing activities	(45.9)	(1,650.2)	(6.2)	(1,644.0)
Cash (used in) provided by financing activities	(8.4)	1,649.1	38.6	1,610.5
     Cash Provided by Operating Activities
          Cash provided by operating activities was $65.4 million for the nine months ended September 30, 2008 and cash used in operating activities was $1.6 million for the nine months ended September 30, 2007. The primary reason for the increase in cash provided by operating activities was the increase in net income of $86.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Accrued liabilities decreased by $12.5 million primarily due to a $9.0 million legal settlement payment that was accrued at December 31, 2007; in addition, accrued interest decreased by $11.0 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below) and our inventory increased by $33.4 million in support of the higher sales volume at the stores and manufacturing plant. These were partially offset by increases in our accounts payable and accrued income taxes.
          For the nine months ended September 30, 2007, inventory decreased $12.9 million as a result of decreases in our finished goods. In addition, accrued interest increased by $7.5 million from the issuance of new debt, and our accounts payable increased by $2.7 million. This was offset by a $16.9 million decrease in accrued liabilities, primarily as a result of a decrease in our accrued payroll due to the payment of incentives previously accrued in 2006 and an increase in our accounts receivable of $12.2 million from increases in wholesale sales.

     Cash Used in Investing Activities
          We used cash in investing activities of $45.9 million and $1.6 billion for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively. Capital expenditures, which were primarily for new stores, improvements to our retail stores and our South Carolina manufacturing facility, were $35.0 million and $24.9 million for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, respectively. Additionally, investing activities in 2008 and 2007 reflect Merger consideration of $10.8 million and $1.6 billion, respectively. See Note 1 to our consolidated financial statements for additional information.
          We currently have no material capital commitments other than the purchase of new POS registers and software, which we expect to complete in 2008. Our capital expenditures typically consist of certain lease-required periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.
     Cash Used in Financing Activities
          For the nine months ended September 30, 2008, we used cash of $8.4 million primarily for required payments on long-term debt. We received cash from financing activities of $1.65 billion for the nine months ended September 30, 2007. The primary sources of this cash were proceeds from a new credit facility (the 2007 Senior Credit Facility), the issuance of notes, and the issuance of new equity, all in connection with the Merger. A summary of this debt is as follows:
          $735.0 Million 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and the $60.0 million Revolving Credit Facility. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012. Interest of the 2007 Senior Credit Facility accrues at a variable rate and was 5.6% at September 30, 2008. As of September 30, 2008 and December 31, 2007 $6.2 million and $6.5 million of the Revolving Credit Facility was pledged to secure letters of credit, respectively.
          Senior Toggle Notes. We have outstanding $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”). Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Toggle Notes accrues at a variable rate and was 7.6% at September 30, 2008. We currently intend to make all interest payments in cash.
          10.75% Senior Subordinated Notes. We have outstanding $110.0 million of 10.75% Senior Subordinated Notes due 2015 (“10.75% Senior Subordinated Notes”). Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year and is payable semi-annually in arrears on March 15 and September 15 of each year.
Contractual Obligations
     We entered into a contractual obligation in June 2008 that will require $8.1 million in payments over a five-year period to the vendor. There are no other material changes in our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2007 filed with the SEC.
Off Balance Sheet Arrangements
          As of September 30, 2008, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
          We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of September 30, 2008 and December 31, 2007, the available credit balance was $8.5 million. The barter credits are available for use through March 31, 2009
Effect of Inflation
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
          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not effect the financial statements as we did not elect to use the fair value option.
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

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for interim and annual periods beginning on or after November 15, 2008. We do not expect this statement to have a material impact on our results of operations or financial condition.
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. We will consider FSP FAS 142-3 at the effective date in the first quarter of 2009.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We do not expect this statement to have a material impact on our results of operations or financial condition.
          In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us upon issuance for financial statements that have not been issued. We believe that the adoption of FSP 157-3 did not have a material impact on our financial assets and liabilities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with commodity or foreign exchange risks.

          We are exposed to market risks from interest rate changes on our variable debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of our interest rate swaps and interest payments. As of September 30, 2008, we had fixed rate debt of $118.9 million and variable rate debt of $962.4 million. In conjunction with the Merger, we entered into an interest rate swap, effective April 2, 2007, which effectively converts a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million senior credit facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan. During the third quarter of 2008, the Company entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from floating to fixed interest rate. In addition, the Company entered into two new forward agreements with start dates of the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). The $100.0 million notional amount has a three month LIBOR tranche conforming to the interest payment dates on the term loan.
          These agreements are summarized in the following table:

Derivative	Total Notional Amount	Term	Counterparty Pays	Company Pays
Interest Rate Swap	$150.0 million	April 2007-April 2010	LIBOR	4.8965%
Interest Rate Swap	$150.0 million	April 2007-April 2009	LIBOR	4.9430%
Forward Interest Rate Swap	$150.0 million	April 2009-April 2011	LIBOR	3.07%
Forward Interest Rate Swap	$150.0 million	April 2010-April 2011	LIBOR	3.41%
Interest Rate Swap	$100.0 million	September 2008-September 2011	LIBOR	3.31%
          Based on our variable rate debt balance as of September 30, 2008, a 1% change in interest rates would increase or decrease our annual interest cost by $5.6 million. At September 30, 2008 there were no other material changes in our market risks relating to interest and foreign exchange rates as of December 31, 2007.
Item 4T. Controls and Procedures.
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess its requirement to account for additional contingencies in accordance with SFAS 5. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.
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
          Pro-Hormone/Androstenedione Cases. We are currently defending six lawsuits (the “Andro Actions”) relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). Five of these lawsuits were filed in California, New York, New Jersey, Pennsylvania, and Florida. The most recent case was filed in Illinois (see Stephens and Pio matter discussed below).
          In each of the six cases, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from us certain nutritional supplements alleged to contain one or more Andro Products.
          On April 17 and 18, 2006, we filed pleadings seeking to remove the then-pending Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions were pending. At the same time, we filed motions seeking to transfer the then-pending Andro Actions to the United States District Court for the Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying us with Andro Products, and from whom we sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), had filed for bankruptcy. We were successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the United States District Court for the Southern District of New York based on bankruptcy jurisdiction. The California case was not removed and remains pending in state court.
          Following the conclusion of the MuscleTech bankruptcy case, in September 2007, plaintiffs filed a stipulation dismissing all claims related to the sale of MuscleTech products in the four cases then-pending in the Southern District of New York (New Jersey, New York, Pennsylvania, and Florida). Additionally, plaintiffs filed motions with the Court to remand those actions to their respective state courts, asserting that the federal court had been divested of jurisdiction because the MuscleTech bankruptcy action was no longer pending. That motion was never ruled upon and has been rendered moot by the disposition of the case, discussed below.
          On June 4, 2008, the U.S. District Court for the Southern District of New York (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. On August 25, 2008 plaintiffs appealed the dismissal of the four cases.

          In the Guzman case in California, plaintiffs Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008.
          On October 3, 2008, the plaintiffs in the five other Andro Actions filed another suit related to the sale of Andro products in state court in Illinois. Stephens and Pio v. General Nutrition Companies, Inc. (Case No. 08 CH 37097, Circuit Court of Cook County, Illinois, County Department, Chancery Division). The allegations are substantially similar to all of the other Andro Actions, as well as another case, Pio and McDonald v. General Nutrition Companies, Inc. (Case No. 02 CH 14122, Circuit Court of Cook County, Illinois, County Department, Chancery Division), which was dismissed on October 4, 2007 for want of prosecution.
          As any liabilities that may arise from these cases are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
          Wage and Hour Claim. On August 11, 2006, the Company and General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, were sued in U.S. District Court, District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Plaintiffs contend that the Company and General Nutrition Corporation improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. In May 2007, the parties entered in to a settlement of the claims, which was subject to court approval. On or about July 3, 2007, we sent a notice to all potential claimants, informing them of their right to elect to opt in to the settlement. In addition, we agreed to pay the plaintiffs’ counsel $0.7 million for attorneys’ fees following approval by the court of the settlement. On July 23, 2007, the court approved the settlement of claims as fair, reasonable, and adequate and entered its Order of Approval. Based on the total number of opt-in plaintiffs, the total amount paid to the class approximated $0.1 million. Final Judgment was entered by the Court on December 18, 2007 disposing of the claims of the opt-in plaintiffs.
          California Wage and Break Claim. On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that we failed to pay them split shift and overtime compensation to which they were entitled to under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. On November 4, 2008, individual members of the purported class refiled their individual claims against the Company in the Superior Court of the State of California for the County of Orange. We are vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
      Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC (“GNCF”) and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchise bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiffs’ other claims remain as individual claims in this lawsuit. A trial is scheduled for March 2009. We are vigorously defending this matter. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
      Creatine Claim. On October 29, 2008, plaintiff S.K., on behalf of himself and all others similarly situated, filed a complaint against the Company and General Nutrition Corporation in U.S. District Court, Southern District of New York. Plaintiff makes certain allegations regarding consumption of GNC products containing creatine and GNC’s alleged failure to warn consumers of those risks. Plaintiff asserts, among other things, claims for deceptive sales practices, fraud, breach of implied contract, strict liability and related tort claims, and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.

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
Risks Relating to Our Business and Industry
General economic conditions, including continued weakening of the economy, may affect consumer purchases, which could adversely affect our sales and the sales of our business partners.
          Our results, and those of our business partners to whom we sell, are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A downturn or an uncertain outlook in the economy may materially adversely affect our business and our revenues and profits.
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
          In the last two years, we have experienced significant management changes. In December 2004, our then Chief Executive Officer resigned. In 2005, six of our then executive officers resigned at different times, including our former Chief Executive Officer, who served in that position for approximately five months. In November 2005, our board of directors appointed Joseph Fortunato, then our Chief Operating Officer, as our Chief Executive Officer. Some of these changes were the result of the officers’ personal decisions to pursue other opportunities. The remaining changes were instituted by us as part of strategic initiatives executed in 2005. Effective April 17, 2006, our Chief Operating Officer resigned to become a senior officer of Linens ‘n Things, Inc. Until March 2007, following completion of the Merger, he continued to serve as Merchandising Counselor. In April 2006, we appointed a new Chief Merchandising Officer, who resigned effective April 28, 2006, because of disagreements about the direction of our merchandising efforts. Our Executive Chairman of the Board, Robert J. DiNicola resigned immediately prior to the closing of the Merger. In addition, Susan Trimbo resigned effective March 31, 2007 as our Senior Vice President of Scientific Affairs, Mark Weintrub resigned effective September 30, 2007 as our Senior Vice President and Chief Legal Officer and Curt Larrimer resigned effective December 31, 2007 as our Executive Vice President and Chief Financial Officer. Effective September 30, 2008, Michael M. Nuzzo was appointed as our Executive Vice President and Chief Financial Officer. We will continue to enhance our management team as necessary to strengthen our business for future growth. Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.
Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the United States Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and the agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. Sale of products containing ephedra amounted to approximately $35.2 million, or 3.3%, of our retail sales in 2003 and approximately $182.9 million, or 17.1%, of our retail sales in 2002. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
          Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act which was passed by Congress in December 2006, imposes significant new regulatory requirements on dietary supplements including reporting of “serious adverse events” to the FDA and recordkeeping requirements. This new legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on Good Manufacturing Practice in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These new regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish a guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement. Depending on its recommendations, particularly those relating to animal or human testing, such guidance could also raise our costs and negatively impact our business. We may not be able to comply with the new rules without incurring additional expenses, which could be significant.

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
          Our manufacturing operations produced approximately 35% of the products we sold for the nine months ended September 30, 2008 and approximately 34% for the year ended December 31, 2007. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the nine months ended September 30, 2008, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.

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
          As of September 30, 2008 and December 31, 2007 approximately 32% of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.6% of our revenues for the nine months ended September 30, 2008 and 15.7% of our revenues for the nine months ended September 30, 2007. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. In the twelve months ending September 30, 2008, a net 42 domestic franchise stores were closed. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
          As of September 30, 2008, we had 155 company-owned Canadian stores and 1,149 international franchised stores in 44 international markets. We derived 10.1% of our revenues for the nine months ended September 30, 2008 and 9.5% of our revenues for the year ended December 31, 2007 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          Our franchise activities are subject to federal, state, and international laws regulating the offer and sale of franchises and the governance of our franchise relationships. These laws impose registration, extensive disclosure, and bonding requirements on the offer and sale of franchises. In some jurisdictions, the laws relating to the governance of our franchise relationship impose fair dealing standards during the term of the franchise relationship and limitations on our ability to terminate or refuse to renew a franchise. We may, therefore, be required to retain an under-performing franchise and may be unable to replace the franchisee, which could adversely impact franchise revenues. In addition, we cannot predict the nature and effect of any future legislation or regulation on our franchise operations.
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
          As of September 30, 2008, our total consolidated long-term debt (including current portion) was approximately $1,081.3 million, and we had an additional $53.8 million available for borrowing on a collateralized basis under our Revolving Credit Facility after giving effect to the use of $6.2 million of the Revolving Credit Facility to secure letters of credit. Subsequent to the quarter close, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, the Company submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administration agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests.
          If other financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under the Revolving Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the Senior Toggle Notes and 10.75% Senior Subordinated Notes could decline and we may default under our obligations. As of September 30, 2008 substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 4, 2008, Axcel Partners III, LLC purchased 273,215 shares of Common Stock of Holdings at a price of $6.82 per share, for an aggregate purchase price of $1.9 million and 110,151 shares of Preferred Stock of Holdings at a price of $5.00 per share plus accrued and unpaid dividends through the date of purchase, for an aggregate purchase price of $0.6 million. The transaction was effected pursuant to Section 4(2) of the Securities Act.
There were no sales of the Company’s equity securities.
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

GENERAL NUTRITION CENTERS, INC. (Registrant)
November 12, 2008	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer (Principal Executive Officer)

November 12, 2008	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer (Principal Financial Officer)