Form 10-K
period 2008-12-31
GENERAL NUTRITION CENTERS, INC.
filed 2009-03-19
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-114396
General Nutrition Centers, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (state or other jurisdiction of Incorporation or organization)	72-1575168 (I.R.S. Employer Identification No.)

300 Sixth Avenue Pittsburgh, Pennsylvania (Address of principal executive offices)	15222 (Zip Code)
Registrant’s telephone number, including area code: (412) 288-4600
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☑ Yes ☐ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of March 1, 2009, all of the registrant’s common equity was privately held, and there was no public market for the registrant’s common equity nor any publicly available quotations for the registrant’s common equity. As a result, the registrant is unable to calculate the aggregate market value of the registrant’s common stock held by non-affiliates as of March 1, 2009. As of March 1, 2009, 100 shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”) were outstanding. All shares of our Common Stock are held by GNC Corporation (our “Parent”).

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
     All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but we may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	uncertainty of continuing weakening of the economy;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with governmental regulations;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow;

•	the failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in applicable laws relating to our franchise operations; and

•	our inability to expand our franchise operations or attract new franchisees.
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

ii

PART I
ITEM 1. BUSINESS.
GNC
     With our worldwide network of over 6,600 locations and our www.gnc.com website, we are the largest global specialty retailer of health and wellness products, including vitamins, minerals and herbal supplements (“VMHS”) products, sports nutrition products, and diet products. We believe that the strength of our GNC® brand, which is distinctively associated with health and wellness, combined with our stores and website, give us broad access to consumers and uniquely position us to benefit from the favorable trends driving growth in the nutritional supplements industry and the broader health and wellness sector. We derive our revenues principally from product sales through our company-owned stores, franchise activities, and sales of products manufactured in our facilities to third parties. Our broad and deep product mix, which is focused on high-margin, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, Pro Performance®, and Preventive Nutrition®, and under nationally recognized third-party brands.
     Our domestic retail network, which is approximately nine times larger than the next largest U.S. specialty retailer of nutritional supplements, provides a leading platform for our vendors to distribute their products to their target consumer. This gives us leverage with our vendor partners and has enabled us to negotiate product exclusives and first-to-market opportunities. In addition, our in-house product development capabilities enable us to offer our customers proprietary merchandise that can only be purchased through our stores or our website. As the nutritional supplement consumer often requires knowledgeable customer service, we also differentiate ourselves from mass and drug retailers with our well-trained sales associates. We believe that our expansive retail network, our differentiated merchandise offering, and our quality customer service result in a unique shopping experience.
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

     As a result of the Merger, GNC Acquisition Holdings Inc. became the sole equity holder of GNC Parent LLC and the ultimate parent company of both GNC Corporation, our direct parent company, and us. The outstanding capital stock of GNC Acquisition Holdings Inc. is beneficially owned by affiliates of Ares Management LLC (“Ares”) and Ontario Teachers’ Pension Plan Board (“OTPP”), certain institutional investors, certain of our directors, and certain former stockholders of GNC Parent Corporation, including members of our management. Refer to Note 1, “Nature of Business,” to our consolidated financial statements included in this report for additional information.
     GNC Parent Corporation was formed in November 2006 to acquire all the outstanding common stock of GNC Corporation.
     General Nutrition Centers, Inc. was formed in October 2003 and GNC Corporation was formed as a Delaware corporation in November 2003 by Apollo Management V, L.P. (“Apollo”), an affiliate of Apollo Management V, L.P. and members of our management to acquire General Nutrition Companies, Inc. from Numico USA, Inc., a wholly owned subsidiary of Koninklijke (Royal) Numico N.V. (collectively, “Numico”). In December 2003, we purchased all of the outstanding equity interests of General Nutrition Companies, Inc.
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
Industry Overview
     We operate within the large and growing U.S. nutritional supplements retail industry. According to Nutrition Business Journal’s Supplement Business Report 2008, our industry generated an estimated $23.7 billion in sales in 2007 and an estimated $25.2 billion in 2008, and is projected to grow at an average annual rate of approximately 6% per year for at least the next five years. Our industry is also highly fragmented, and we believe this fragmentation provides large operators, like us, the ability to compete more effectively due to scale advantages.
     We expect several key demographic, healthcare, and lifestyle trends to drive the continued growth of our industry. These trends include:
•	Increased Focus on Healthy Living: Consumers are leading more active lifestyles and becoming increasingly focused on healthy living, nutrition, and supplementation. According to the Nutrition Business Journal, a study by the Hartman Group found that 85% of the American population today is involved to some degree in health and wellness compared to 70% to 75% a few years ago. We believe that growth in the nutritional supplements industry will continue to be driven by consumers who increasingly embrace health and wellness as a critical part of their lifestyles.

•	Aging Population: The average age of the U.S. population is increasing. U.S. Census Bureau data indicates that the number of Americans age 65 or older is expected to increase by approximately 56% from 2000 to 2020. We believe that these consumers are significantly more likely to use nutritional supplements, particularly VMHS products, than younger persons and have higher levels of disposable income to pursue healthy lifestyles.

•	Rising Healthcare Costs and Use of Preventive Measures: Healthcare related costs have increased substantially in the United States. A report released by Kaiser Family Foundation and the Health Research and Educational Trust in 2008 found that since 2000 the worker contribution for a family health insurance policy had risen 107%. To reduce medical costs and avoid the complexities of dealing with the healthcare system, and given increasing incidence of medical problems and concern over the use and effects of prescription drugs, many consumers take preventive measures, including alternative medicines and nutritional supplements.

•	Increasing Focus on Fitness: In total, U.S. health club memberships increased 5.3% between January 2004 and January 2008 from 39.4 million members to a record 41.5 million and has grown 72% from 24.1 million in 1995, according to the International Health, Racquet & Sportsclub Association. We believe that the growing number of fitness-oriented consumers, at increasingly younger ages, are interested in taking sports nutrition products to increase energy, endurance, and strength during exercise and to aid recovery after exercise.
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

Business Overview
     The following charts illustrate the percentage of our net revenue generated by our three business segments and the percentage of our net U.S. retail supplement revenue generated by our product categories:
     Throughout 2008, we did not have any meaningful concentration of sales from any single product or product line.
Retail Locations
     Our retail network represents the largest specialty retail store network in the nutritional supplements industry according to Nutrition Business Journal’s Supplement Business Report 2008. As of December 31, 2008, there were 6,630 GNC store locations globally, including:
•	2,614 company-owned stores in the United States (all 50 states, the District of Columbia, and Puerto Rico);

•	160 company-owned stores in Canada;

•	954 domestic franchised stores;

•	1,190 international franchised stores in 44 markets; and

•	1,712 GNC “store-within-a-store” locations under our strategic alliance with Rite Aid Corporation.

     Most of our company-owned and franchised U.S. stores are between 1,000 and 2,000 square feet and are primarily located in shopping malls and strip shopping centers. We have approximately nine times the domestic store base of our nearest U.S. specialty retail competitor.
     Website. In December 2005 we started selling products through our website, www.gnc.com. This additional sales channel has enabled us to market and sell our products in regions where we have limited or no retail operations. Some of the products offered on our website may not be available at our retail locations, enabling us to broaden the assortment of products available to our customers. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. To date, we believe that a majority of the sales generated by our website are incremental to the revenues from our retail locations.
Franchise Activities
     We generate income from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales, and franchise fees. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer a number of services to franchisees including training, site selection, construction assistance, and accounting services. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures on our part. Over the last few years, we realigned our domestic franchise system with our corporate strategies and re-acquired or closed unprofitable or non-compliant franchised stores in order to improve the financial performance of the franchise system.
Store-Within-a-Store Locations
     To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance in December 1998 with Rite Aid to open our GNC store-within-a-store locations. Through this strategic alliance, we generate revenues from fees paid by Rite Aid for new store-within-a-store openings, sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, and retail sales of certain consigned inventory. In 2007, we extended our alliance with Rite Aid through 2014 with a five year option. At December 31, 2008, Rite Aid opened 521 stores of 1,125 additional stores that Rite Aid has committed to open by December 31, 2014.
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

Products
     We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men, Ultra Mega, Pro Performance, and Preventive Nutrition, and under nationally recognized third-party brand names. We report our sales in four major nutritional supplement categories: VMHS; sports nutrition; diet; and other wellness. We offer an extensive mix of brands and products, including approximately 2,700 SKUs across multiple categories. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our proprietary brands at our company-owned stores represented approximately 51% of our net retail product revenues for 2008, 48% for 2007, and 46% for 2006.
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
     Based on data collected from our point-of-sale systems, excluding certain required accounting adjustments of $4.7 million for 2008, $(0.6) million for the period from January 1 to March 15, 2007, $5.0 million for the period from March 16 to December 31, 2007, and $0.1 million for 2006, below is a comparison of our company-owned domestic store retail product sales by major product category and the percentages of our company-owned domestic store retail product sales for the periods shown:

	Successor		Combined		Predecessor
	Year ended December 31,
U.S Retail Product Categories:	2008		2007		2006
	(dollars in millions)
VMHS Products	$465.2	41.3%	$441.2	40.7%	$421.5	40.0%
Sports Nutrition Products	410.1	36.4%	387.0	35.7%	375.6	35.6%
Diet Products	148.2	13.2%	156.7	14.6%	161.7	15.3%
Other Wellness Products	102.0	9.1%	98.0	9.0%	96.1	9.1%

Total U.S. Retail revenues	$1,125.5	100.0%	$1,082.9	100.0%	$1,054.9	100.0%

VMHS
     We sell vitamins and minerals in single vitamin and multi-vitamin form and in different potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin, and hard-shell capsules and powder forms, and are available in traditional bottle packaging form or in customized daily packet form (“Vitapak”). Many of our special vitamin and mineral formulations, such as Mega Men and Ultra Mega, are available only at GNC locations. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard “alphabet” vitamins. We sell herbal supplements in various solid dosage and soft gelatin capsules, tea, and liquid forms. We have consolidated our traditional herbal offerings under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus line, we offer a full line of whole food-based supplements and top selling herb and natural remedy products. Our target customers for VMHS products are women over the age of 35.
     We also offer a variety of specialty products in our GNC and Preventive Nutrition product lines. These products emphasize third-party research and literature regarding the positive benefits from certain ingredients. These offerings include products designed to provide nutritional support to specific areas of the body, such as joints, the heart and blood vessels, and the digestive system.

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
Diet Products
     Diet products consist of various formulas designed to supplement the diet and exercise plans of weight conscious consumers. Our target consumer for diet products is the 18-49 year old female. We typically offer a variety of diet products, including pills, meal replacements, shakes, diet bars, and teas. Our retail stores offer our proprietary and third-party products suitable for different diet and weight management approaches, including low-carbohydrate diets, and products designed to increase thermogenesis (a change in the body’s metabolic rate measured in terms of calories) and metabolism.
Other Wellness Products
     Other wellness products is a comprehensive category that consists of sales of our Gold Card preferred membership and sales of other nonsupplement products, including cosmetics, food items, health management products, books, and video tapes.
Product Development
     We strongly believe that introduction of innovative, high quality, clinically proven, superior performing products are a key driver to the business. According to the GNC 2007 Awareness Tracking Study Final Report commissioned by GNC from Parker Marketing Research, consumers surveyed credited us as being the “leaders in health products” and rated the availability of a “wide variety of products” as our biggest strengths. We identify shifting consumer trends through market research and through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. Our dedicated Innovation team independently drives the development of proprietary products by collaborating with vendors to provide raw materials, clinical and product development support for proprietary GNC branded products. We also work with our vendors to ensure a steady flow of preferred products that are made available exclusively to our channel for a period of time. During 2008, we targeted our product development efforts on specialty vitamins, women’s nutrition, sports nutrition and condition specific products.
Research and Development
     We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product. See Note 2 of the consolidated financial statements for additional information.

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

	Successor		Combined		Predecessor
	Year ended December 31,
	2008		2007		2006
	(dollars in millions)
Retail	$1,219.3	73.6%	$1,168.6	75.3%	$1,122.7	75.5%
Franchise	258.0	15.6%	241.1	15.5%	232.3	15.6%
Manufacturing/Wholesale (Third Party)	179.4	10.8%	143.1	9.2%	132.1	8.9%

Total	$1,656.7	100.0%	$1,552.8	100.0%	$1,487.1	100.0%

Retail
     Our Retail segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States and Canada, and through our website, www.gnc.com.
Locations
     As of December 31, 2008, we operated 2,774 company-owned stores across all 50 states and in Canada, Puerto Rico, and Washington, D.C. Most of our U.S. company-owned stores are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional shopping mall and strip shopping center locations typically generate a large percentage of our total retail sales. With the exception of our downtown stores, virtually all of our company-owned stores follow one of two consistent formats, one for mall locations and one for strip shopping center locations. Our store graphics are periodically redesigned to better identify with our GNC customers and provide product information to allow the consumer to make educated decisions regarding product purchases and usage. Our product labeling is consistent within our product lines and the stores are designed to present a unified approach to packaging with emphasis on added information for the consumer. As an ongoing practice, we continue to reset and upgrade all of our company-owned stores to maintain a more modern and customer-friendly layout, while promoting our GNC Live Well theme.
Franchise
     Our Franchise segment is comprised of our domestic and international franchise operations. Our Franchise segment generates revenues from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales, and franchise fees.
     As a means of enhancing our operating performance and building our store base, we began opening franchised locations in 1988. As of December 31, 2008, there were 2,144 franchised stores operating, including 954 stores in the United States and 1,190 stores operating in 44 international locations. Approximately 89% of our franchised stores in the United States are in strip shopping centers and are typically between 1,000 and 2,000 square feet. The international franchised stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip center, street, or store-within-a-store locations. In addition, some international franchisees sell on the internet in their respective countries. Typically, our international stores have a store format and signage similar to our U.S. franchised stores. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer site selection, construction assistance, accounting services, and a three-part training program, which consists of classroom instruction and training in a company-owned location, both of which occur prior to the franchised store opening, and actual on-site training during the first week of operations of the franchised store. We believe we have good relationships with our franchisees, as evidenced by our franchisee renewal rate of 89% between 2003 and 2008. We do not rely heavily on any single franchise operator in the United States, since the largest franchisee owns and/or operates 10 store locations.
     All of our franchised stores in the United States offer both our proprietary products and third-party products, with a product selection similar to that of our company-owned stores. Our international franchised stores are offered a more limited product selection than our franchised stores in the United States with the product selection heavily weighted toward proprietary products. Products are distributed to our franchised stores in the United States through our distribution centers and transportation fleet in the same manner as our company-owned stores. Products distributed to our international franchised stores are delivered to the franchisee’s freight forwarder at the U.S. port of deportation, at which point our responsibility for the delivery of the products ends.
      Franchises in the United States
     Revenues from our franchisees in the United States accounted for approximately 70% of our total franchise revenues for the year ended December 31, 2008. In 2008, new franchisees in the United States were required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. We typically offer limited financing to qualified franchisees in the United States for terms up to five years. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for a ten-year period with two five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is at our election for all franchise agreements executed after December 1995. Franchisees must meet certain conditions in order to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to follow the GNC store format.
     Franchisees must meet certain minimum standards and duties prescribed by our franchise operations manual and we conduct periodic field visit reports to ensure our minimum standards are maintained. Generally, we enter into a five-year lease with one five-year renewal option with landlords for our franchised locations in the United States. This allows us to secure space at cost-effective rates, which we sublease to our franchisees at cost. By subleasing to our franchisees, we have greater control over the location and have greater bargaining power for lease negotiations than an individual franchisee typically would have. In addition, we can elect not to renew subleases for underperforming locations. If a franchisee does not meet specified performance and appearance criteria, the franchise agreement outlines the procedures under which we are permitted to terminate the franchise agreement. In these situations, we may take possession of the location, inventory, and equipment, and operate the store as a company-owned store or re-franchise the location. The offering and sale of our franchises in the United States are regulated by the FTC and various state authorities. See “—Government Regulation—Franchise Regulation.”
      International Franchises
     Revenues from our international franchisees accounted for approximately 30% of our total franchise revenues for the year ended December 31, 2008. In 2008, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store and average continuing royalty fees of approximately 5% of retail sales, with fees and royalties varying depending on the country and the store type. Our franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 654 international franchised locations at the end of 2003 to 1,190 international locations as of December 31,

2008, without incurring any capital expenditures related to this expansion. We typically generate less revenue from franchises outside the United States due to lower international royalty rates and the franchisees purchasing a smaller percentage of products from us compared to our domestic franchisees.
     Franchisees in international locations enter into development agreements with us for either full-size stores, a store-within-a-store at a host location, wholesale distribution center operations or internet distribution rights. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The international franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the international franchisee has the option to renew the agreement at 33% of the franchise fee that is then in effect. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the international franchisee of a store-within-a-store location has the option to renew the agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country franchised, excluding military bases. Our international franchisees must meet minimum standards and duties similar to our U.S. franchisees. Our international franchise agreements and international operations may be regulated by various country, local and international laws. See “—Government Regulation—Franchise Regulation”.
Manufacturing/Wholesale
     Our Manufacturing/Wholesale segment is comprised of our manufacturing operations in South Carolina and our wholesale sales business. This segment supplies our Retail and Franchise segments as well as various third parties with finished products. Our Manufacturing/Wholesale segment generates revenues through sales of manufactured products to third parties, and the sale of our proprietary and third-party brand products to Rite Aid and www.drugstore.com. Our wholesale operations, including our Rite Aid and www.drugstore.com wholesale operations, are supported primarily by our Anderson, South Carolina distribution center.
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
     The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals, and gelatin. We maintain multiple sources for the majority of our raw materials, with the remaining being single-sourced due to the uniqueness of the material. As of December 31, 2008, no one vendor supplied more than 10% of our raw materials. Our distribution fleet delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers.

      Wholesale
           Store-Within-a-Store Locations
     To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid to open GNC store-within-a-store locations. As of December 31, 2008, we had 1,712 store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid’s sole supplier for the PharmAssure® vitamin brand and a number of Rite Aid private label supplements. In 2007, we extended our alliance with Rite Aid through 2014 with a five year option. At December 31, 2008, Rite Aid had opened 521 stores of 1,125 additional stores that Rite Aid has committed to open by December 31, 2014.
           Distribution Agreement with drugstore.com
     We have an internet distribution agreement with www.drugstore.com, inc. with an initial term through June 2009. This agreement automatically renewed for a one year period at the end of 2008, with one year automatic renewal periods if notice is not given six months prior to the termination date of the agreement. Through this strategic alliance, www.drugstore.com was the exclusive internet retailer of our proprietary products, the PharmAssure vitamin brand, and certain other nutritional supplements until June 2005, when this exclusive relationship terminated. This alliance allows us to access a larger base of customers, who may not otherwise live close to, or have the time to visit, a GNC store and provides an internet distribution channel in addition to www.gnc.com. We generate revenues from the distribution agreement with www.drugstore.com through sales of our proprietary and third-party products on a wholesale basis and through retail sales of certain other products on a consignment basis.
Employees
     As of December 31, 2008, we had a total of 5,181 full-time and 7,681 part-time employees, of whom approximately 10,307 were employed in our Retail segment; 35 were employed in our Franchise segment; 1,336 were employed in our Manufacturing/Wholesale segment; 495 were employed in corporate support functions; and 689 were employed in Canada. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.
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
     We compete with publicly owned and privately owned companies, which are highly fragmented in terms of geographical market coverage and product categories. We compete with other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail-order companies, other internet sites, and a variety of other smaller participants. We believe that the market is highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, many of our competitors have heavily advertised national brands manufactured by large pharmaceutical and food companies and other retailers. Most supermarkets, drugstores, and mass merchants have narrow product offerings limited primarily to simple vitamins and herbs and popular third-party diet products. Our international competitors also include large international pharmacy chains and major international supermarket chains as well as other large U.S.-based companies with international operations. Our wholesale and manufacturing operations also compete with other wholesalers and manufacturers of third-party nutritional supplements.

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
     We self-insure certain property and casualty risks based on our analysis of the risk, the frequency and severity of a loss, and the cost of insurance for the risk. We believe that the amount of self-insurance is not significant and will not have an adverse impact on our performance. In addition, we may from time to time self-insure liability with respect to specific ingredients in products that we may sell.

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
     The FDA issued a consumer warning in 1996, followed by proposed regulations in 1997, covering dietary supplements that contain ephedrine alkaloids, which are obtained from the botanical species ephedra and are commonly referred to as ephedra. In February 2003 the Department of Health and Human Services announced a series of actions that the Department of Health and Human Services and the FDA planned to execute with respect to products containing ephedra, including the solicitation of evidence regarding the significant or unreasonable risk of illness or injury from dietary supplements containing ephedra and the immediate execution of a series of actions against ephedra products making unsubstantiated claims about sports performance enhancement. In addition, many states proposed regulations and three states enacted laws restricting the promotion and distribution of ephedra-containing dietary supplements. The botanical ingredient ephedra was formerly used in several third-party and private label dietary supplement products. In January 2003, we began focusing our diet category on products that would replace ephedra products. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. Sales of products containing ephedra amounted to approximately $35.2 million or 3.3% of our retail sales in 2003 and $182.9 million, or 17.1% of our retail sales in 2002. In February 2004, the FDA issued a final regulation declaring dietary supplements containing ephedra illegal under the FDCA because they present an unreasonable risk of illness or injury under the conditions of use recommended or suggested in labeling, or if no conditions of use are suggested or recommended in labeling, under ordinary conditions of use. The rule took effect April 12, 2004 and banned the sale of dietary supplement products containing ephedra. Similarly, the FDA issued a consumer advisory in 2002 with respect to dietary supplements that contain the ingredient Kava Kava, and the FDA is currently investigating adverse effects associated with ingestion of this ingredient. One of our then existing subsidiaries, Nutra Manufacturing, Inc., manufactured products containing Kava Kava from December 1995 until August 2002. All stores were instructed to stop selling products containing Kava Kava in December 2002. The FDA could take similar actions against other products or product ingredients which it determines present an unreasonable health risk to consumers.
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
     On June 22, 2007, the FDA issued a final rule establishing regulations to require good manufacturing practices (“GMPs”) for dietary supplements. The regulations establish the GMPs to ensure quality throughout the manufacturing, packaging, labeling, and storing of dietary supplements. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, testing ingredients and the finished product, recordkeeping, and handling consumer product complaints. As a companion document, the FDA also issued an interim final rule that outlines a petition process for manufacturers to request an exemption to the GMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule, the manufacturer may be exempted from the dietary ingredient identity testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. Companies with more than 500 employees had until June 2008 to comply with the new regulations, companies with less than 500 employees have until June 2009 to comply, and companies with fewer than 20 employees have until June 2010 to comply. Our third-party suppliers or vendors who are not already compliant may not be able to comply with the new rules without incurring substantial additional expenses. In addition, if our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased costs or delays in obtaining certain raw materials and third-party products.

     In December 2006, Congress passed the Dietary Supplement and Nonprescription Consumer Protection Act (S3546) (“Act”). The Act, which became effective in December 2007, mandates reporting of “serious adverse events” associated with dietary supplements and over-the-counter drugs to FDA by a manufacturer, packer, or distributor whose name appears on the label of the product. Records must be maintained of all adverse events for six years after receipt. The Act also makes submission of a false report to FDA illegal. We may not be able to comply with the requirements without incurring substantial additional expenses.
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
     Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. Although not yet reintroduced in this session of Congress, bills have been repeatedly proposed in past sessions of Congress which would subject the dietary ingredient dehydroepiandrosterone (“DHEA”) to the requirements of the Controlled Substances Act, which would prevent our ability to sell products containing DHEA. In October 2004, legislation was passed subjecting specified substances formerly used in some dietary supplements, such as androstenedione or “andro,” to the requirements of the Controlled Substances Act. Under the 2004 law, these substances can no longer be sold as dietary supplements. Also, in March 2009, the General Accounting Office (“GAO”) issued a report that made four recommendations to enhance FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company as part of the existing registration requirements and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements; implement these mechanisms; and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.
     The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. We continue to be subject to three consent orders issued by the FTC. In 1984, the FTC instituted an investigation of General Nutrition, Incorporated, one of our then existing subsidiaries, alleging deceptive acts and practices in connection with the advertising and marketing of certain of its products. General Nutrition, Incorporated accepted a proposed consent order which was finalized in 1989, under which it agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence, and paid an aggregate of $0.6 million to the American Diabetes Association, Inc., the American Cancer Society, Inc., and the American Heart Association for the support of research in the fields of nutrition, obesity, or physical fitness. We also entered into a consent order in 1970 with the FTC, which generally addressed “iron deficiency anemia” type products. As a result of routine monitoring by the FTC, disputes arose concerning its compliance with these orders and with regard to advertising for certain hair care products. While General Nutrition, Incorporated believes that, at all times, it operated in material compliance with the orders, it entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, General Nutrition, Incorporated entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million and agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. We do not believe that future compliance with the outstanding consent decrees will materially affect our business operations. In 2000, the FTC amended the 1970 order to clarify language in it that was believed to be ambiguous and outmoded.
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
Environmental Compliance
     The South Carolina Department of Health and Environmental Control (DHEC) requested that we investigate our South Carolina facility for a possible source or sources of contamination detected on an adjoining property. We have commenced the investigation at the facility as requested by DHEC and will continue such investigation in 2009. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability.
     In addition to the foregoing, we are subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing our operations, including the handling, transportation, and disposal of our non-hazardous and hazardous substances and wastes, as well as emissions and discharges from our operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in our processes could also cause us to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes were sent in connection with current or former operations at our facilities. The presence of contamination from such substances or wastes could also adversely affect our ability to sell or lease our properties, or to use them as collateral for financing. From time to time, we have incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of our properties or properties at which our waste has been disposed. We believe we have complied with, and are currently complying with, our environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on our business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.

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
     Our results, and those of our business partners to whom we sell, are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A continued downturn or an uncertain outlook in the economy may materially adversely affect our business and our revenues and profits.
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
     In the last two years, we have experienced significant management changes. Our Executive Chairman of the Board, Robert J. DiNicola resigned immediately prior to the closing of the Merger. In addition, Susan Trimbo resigned effective March 31, 2007 as our Senior Vice President of Scientific Affairs, Mark Weintrub resigned effective September 30, 2007 as our Senior Vice President and Chief Legal Officer and Curt Larrimer resigned effective December 31, 2007 as our Executive Vice President and Chief Financial Officer. Effective September 30, 2008, Michael M. Nuzzo was appointed as our Executive Vice President and Chief Financial Officer. Effective as of January 13, 2009, Joseph J. Weiss, Senior Vice President of Merchandising, was no longer employed by us. We will continue to enhance our management team as necessary to strengthen our business for future growth. Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.
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
     Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-

keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant new regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These new regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish a guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement. Depending on its recommendations, particularly those relating to animal or human testing, such guidance could also raise our costs and negatively impact our business. We may not be able to comply with the new rules without incurring additional expenses, which could be significant. See Item 1, “Business—Government regulation—Product regulation” for additional information.
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
     Our manufacturing operations produced approximately 34% of the products we sold for the years ended December 31, 2008 and 2007. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. As of December 31, 2008, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements or the loss of certifications, power interruptions, fires, hurricanes, war, or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
     As of December 31, 2008 approximately 32%, and as of December 31, 2007 approximately 33%, of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.6% of our revenues for the year ended December 31, 2008 and approximately 15.5% of our revenues for the same period in 2007. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
Our operating results and financial condition could be adversely affected by the financial and operational performance of Rite Aid.
     As of December 31, 2008, Rite Aid operated 1,712 GNC “store-within-a-store” locations and has committed to open additional “store-within-a-store” locations. Revenue from sales to Rite Aid (including license fee revenue for new store openings) represented approximately 3.4% of total revenue for the year ended December 31, 2008. Any liquidity and operational issues that Rite Aid may experience could impair its ability to fulfill its obligations and commitments to us, which would adversely affect our operating results and financial condition.
Economic, political, and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
     As of December 31, 2008, we had 160 company-owned Canadian stores and 1,190 international franchised stores in 44 international markets. We derived 10.1% of our revenues for the year ended December 31, 2008 and 9.5% of our revenues for 2007 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
     We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; (5) workers’ compensation insurance; and (6) various other areas. We are self-insured for other areas, including: (1) medical benefits; (2) workers’ compensation coverage in New York, with a stop loss of $250,000; (3) physical damage to our tractors, trailers, and fleet vehicles for field personnel use; and (4) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance, and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. As a result, our insurance and claims expense could increase in the future. Alternatively, we could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected. See Item 3, “Legal proceedings.”
The controlling stockholders of our Parent may take actions that conflict with the interests of other stockholders and investors. This control may have the effect of delaying or preventing changes of control or changes in management.
     An affiliate of Ares and OTPP, and certain of our directors and members of our management indirectly beneficially own substantially all of the outstanding equity of our Parent and, as a result, have the indirect power to elect our directors, to appoint members of management, and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions, or sales of all or substantially all of our assets. The interests of our ultimate controlling stockholders might conflict with the interests of other stockholders or the holders of our debt. Our ultimate controlling stockholders also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of our debt.

Risks Related to Our Substantial Indebtedness
Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.
     As of December 31, 2008, our total consolidated long-term debt (including current portion) was approximately $1,084.7 million, and we had an additional $48.4 million available for borrowing on a collateralized basis under our $60.0 million senior revolving credit facility after giving effect to the use of $6.2 million of the revolving credit facility to secure letters of credit and $5.4 million previously drawn. In 2008, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, the Company submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests.
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
     For additional information regarding the interest rates and maturity dates of our existing debt, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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
     If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the Senior Toggle Notes and the 10.75% Senior Subordinated Notes could decline and we may default under our obligations. As of December 31, 2008 substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indentures, which could cause us to default on our debt obligations, including the Senior Notes and the Senior Subordinated Notes.
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
     The agreements governing our existing indebtedness contain customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:

•	incurring additional indebtedness and issuing preferred stock;

•	granting liens on our assets;

•	making investments;

•	consolidating or merging with, or acquiring, another business;

•	selling or otherwise disposing our assets;

•	paying dividends and making other distributions to GNC Parent LLC or GNC Corporation;

•	entering into transactions with our affiliates; and

•	incurring capital expenditures in excess of limitations set within the agreement.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     As of December 31, 2008, there were 6,630 GNC store locations globally. In our Retail segment, all but one of our company-owned stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, primarily all of our franchised stores in the United States and Canada are located on premises we lease and then sublease to our respective franchisees. All of our franchised stores in the remaining international markets are owned or leased directly by our franchisees. No single store is material to our operations.

As of December 31, 2008, our company-owned and franchised stores in the United States and Canada (excluding store-within-a-store locations) and our other international franchised stores consisted of:

	Company-
United States and Canada	Owned Retail	Franchise
Alabama	33	13
Alaska	6	5
Arizona	51	9
Arkansas	20	6
California	210	150
Colorado	65	10
Connecticut	40	4
Delaware	14	4
District of Columbia	6	1
Florida	216	101
Georgia	91	48
Hawaii	21	0
Idaho	7	5
Illinois	93	48
Indiana	53	21
Iowa	27	4
Kansas	23	6
Kentucky	38	8
Louisiana	38	9
Maine	8	0
Maryland	53	21
Massachusetts	59	6
Michigan	79	37
Minnesota	60	10
Mississippi	20	9
Missouri	43	20
Montana	4	3
Nebraska	10	12
Nevada	16	12
New Hampshire	15	5
New Jersey	76	34
New Mexico	19	2
New York	161	34
North Carolina	97	24
North Dakota	6	0
Ohio	104	44
Oklahoma	29	10
Oregon	23	5
Pennsylvania	139	35
Puerto Rico	23	0
Rhode Island	12	1
South Carolina	30	23
South Dakota	5	0
Tennessee	41	27
Texas	194	83
Utah	23	5
Vermont	4	0
Virginia	82	21
Washington	47	14
West Virginia	20	2
Wisconsin	55	3
Wyoming	5	0
Canada	160	2

Total	2,774	956

International	Franchise
Aruba	2
Australia	48
Bahamas	3
Bahrain	3
Bolivia	1
Brunei	2
Bulgaria	4
Cayman Islands	3
Chile	130
China	1
Costa Rica	11
Cyprus	2
Dominican Republic	15
Ecuador	17
El Salvador	9
Guatemala	30
Honduras	4
Hong Kong	43
India	27
Indonesia	33
Israel	2
Korea	6
Kuwait	4
Lebanon	5
Malaysia	43
Mexico	292
Mongolia	1
Nigeria	2
Oman	2
Pakistan	6
Panama	5
Peru	38
Philippines	40
Qatar	2
Saudi Arabia	34
Singapore	57
South Korea	111
Taiwan	26
Thailand	29
Turkey	51
UAE	6
Ukraine	4
Venezuela	34

Total	1,188

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
     We lease three small regional sales offices in Fort Lauderdale, Florida; Tustin, California; and Mississauga, Ontario. None of the regional sales offices is larger than 5,000 square feet. Our 253,000 square-foot corporate headquarters in Pittsburgh, Pennsylvania, is owned by Gustine Sixth Avenue Associates, Ltd., a Pennsylvania limited partnership, of which we are a limited partner entitled to share in 75% of the partnership’s profits or losses. The partnership’s ownership of the land and buildings, and the partnership’s interest in the ground lease to us, are all encumbered by a mortgage in the original principal amount of $17.9 million, with an outstanding balance of $8.6 million as of December 31, 2008. This partnership is included in our consolidated financial statements.
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
     As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business or financial condition. We currently maintain product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase its costs and adversely affect our reputation, revenues and operating income.
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
     On April 17 and 18, 2006, we filed pleadings seeking to remove the then-pending Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions were pending. At the same time, we filed motions seeking to transfer the then-pending Andro Actions to the U.S. District Court, Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying us with Andro Products, and from whom we sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), had filed for bankruptcy. We were successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the U.S. District Court, Southern District of New York based on bankruptcy jurisdiction. The California case, Guzman V. General Nutrition Companies, Inc., was not removed and remains pending in the Superior Court of the State of California for the County of Los Angeles.
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
     On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. On August 25, 2008 plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit.
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
     California Wage and Break Claim (“Casarez Matter”). On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. Discovery closed on March 9, 2009, and GNC will file a partial motion for summary judgment in March 2009. Trial is set for May 26, 2009.
     California Wage and Break Claim (“Abad Matter”). On November 4, 2008, ninety individual members of the purported class in the Casarez Matter refiled their individual claims against the Company in the Superior Court of the State of California for the County of Orange which was removed to U.S. District Court, Central District of California on February 17, 2009 and assigned to the same judge hearing the related Casarez matter. The Company is vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
     Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC (“GNCF”) and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchise bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim for violation of the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiffs’ other claims remain as individual claims in this lawsuit. On March 18, 2009, our motion for summary judgment was granted. We are vigorously defending this matter. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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
     Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a Complaint against General Nutrition Corporation and General Nutrition Centers, Inc. in California Superior Court for Alameda County. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action, brought under California Unfair Competition and False Advertising Law asserts among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
     DiMauro Claim. On December 18, 2008, Plaintiffs Laura and Charles DiMauro filed a personal injury Complaint against General Nutrition Corporation in Circuit Court for Dade County Florida. Plaintiffs allege that Laura DiMauro’s use and consumption of a non-GNC product called “Up Your Gas” resulted in liver failure that required a liver transplant in August 2007. Plaintiffs assert, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
     There is no established public trading market for our common stock. As of March 1, 2009, 100 shares of our Common Stock were outstanding, all of which are held by our Parent. As of December 31, 2008, there was one holder of our common stock and there were 41 holders of our ultimate Parent’s common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this report.
Dividends
     We did not pay dividends on our common stock during the 2008 or 2007 fiscal years. We do not presently intend to declare any cash dividends. We intend to retain our earnings to fund the operation of our business, to service and repay our debt, and to make strategic investments as they arise. Moreover, we are subject to certain restrictions on our ability to pay dividends under the terms of the 2007 Senior Credit Facility, Senior Toggle Notes, and 10.75% Senior Subordinated Notes.
Securities Authorized for Issuance under Equity Compensation Plans
     Upon completion of the Merger, our Parent adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable us to attract, retain, and reward highly qualified personnel who will contribute to our success. The 2007 Plan provides for the granting of stock options, restricted stock, and certain other stock-based awards. Awards under the 2007 Plan may be granted to certain eligible employees, directors, consultants, or advisors as determined by the administering committee of our ultimate Parent’s board of directors. At December 31, 2008 the total number of shares of our ultimate Parent’s Class A common stock reserved and available under the 2007 Plan is 10,419,178 shares. Stock options granted under the 2007 Plan are granted at not less than fair market value (or, in the case of persons holding more than 10% of the voting power of us, our ultimate Parent, or our subsidiaries, less than 110% of fair market value), generally vest over a five-year vesting schedule, and expire after ten years from date of grant. If any award granted under the 2007 Plan expires, terminates, is canceled, or is forfeited for any reason, the number of shares underlying such award will become available for future awards under the 2007 Plan. No awards other than stock options have been granted under the 2007 Plan.

Number of
securities remaining
available for future
	Number of securities	Weighted-average	issuance under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in first
Plan category	warrants and rights	and rights	column)
Equity compensation plans approved by security holders	8,883,692 [1]	$7.10	1,535,486
Equity compensation plans not approved by security holders	—	—	—
Total	8,883,692 [1]	$7.10	1,535,486

(1)	Consists of options to purchase shares of our Parent’s Class A common stock granted pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA.
     The selected consolidated financial data presented below as of and for the year ended December 31, 2008 and as of December 31, 2007, for the period March 16 to December 31, 2007, for the period January 1, 2007 to March 15, 2007, and as of and for the year ended December 31, 2006 are derived from our audited consolidated financial statements and their notes included in this report. The selected consolidated financial data presented below as of and for the years ended December 31, 2005 and 2004, are derived from our audited consolidated financial statements and their notes, which are not included in this report. The selected consolidated financial data as of March 15, 2007, December 31, 2006, 2005, and 2004 and for the period from January 1, 2007 to March 15, 2007 and for the years ended December 31, 2006, 2005 and 2004 represent the period during which General Nutrition Centers, Inc. was owned by Apollo.
     On February 8, 2007, our parent corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings, Inc., pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of GNC Acquisition Holdings Inc. This Merger was accounted for under the purchase method of accounting. As a result, the financial data presented as of December 31, 2007, and for the period from March 16, 2007 to December 31, 2007 represents the period of operations after the Merger.
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

	Successor		Predecessor
	Year Ended	March 16-	January 1-	Predecessor
	December 31,	December 31,	March 15,	Year Ended December 31,
(dollars in millions)	2008	2007	2007	2006	2005	2004

Statement of Operations Data:
Revenue:
Retail	$1,219.3	$909.3	$259.3	$1,122.7	$989.4	$1,001.8
Franchising	258.0	193.9	47.2	232.3	212.8	226.5
Manufacturing/Wholesale	179.4	119.8	23.3	132.1	115.5	116.4

Total revenue	1,656.7	1,223.0	329.8	1,487.1	1,317.7	1,344.7
Cost of sales, including costs of warehousing, distribution and occupancy	1,082.6	814.2	212.2	983.5	898.7	895.2

Gross profit	574.1	408.8	117.6	503.6	419.0	449.5
Compensation and related benefits	249.8	195.8	64.3	260.8	228.6	230.0
Advertising and promotion	55.1	35.0	20.5	50.7	44.7	44.0
Other selling, general and administrative	98.7	71.3	17.3	92.4	76.2	73.7
Other expense/(income) (1)	0.7	(0.4)	(0.1)	0.5	(3.1)	(0.3)
Merger related costs.	—	—	34.6	—	—	—

Operating income (loss)	169.8	107.1	(19.0)	99.2	72.6	102.1

Interest expense, net	83.0	75.5	43.0	39.6	43.1	34.4

Income (loss) before income taxes	86.8	31.6	(62.0)	59.6	29.5	67.7
Income tax expense (benefit)	32.0	12.6	(10.7)	22.2	10.9	25.1

Net income/ (loss)	$54.8	$19.0	$(51.3)	$37.4	$18.6	$42.6

(1)	Other (expense) income includes foreign currency (gain) loss for all of the periods presented. Other expense (income) for the year ended December 31, 2006 included $1.2 million loss on the sale of our Australian manufacturing facility. Other expense (income) for the year ended December 31, 2005 included $2.5 million transaction fee income related to the transfer of our GNC Australian franchise rights to an existing franchisee.

	Successor		Predecessor
	Year Ended	March 16-	January 1-	Predecessor
	December 31,	December 31,	March 15,	Year Ended December 31,
(dollars in millions)	2008	2007	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$42.3	$28.9	$9.5	$24.1	$86.0	$85.2
Working capital (2)	305.1	258.1	233.6	249.5	298.7	283.5
Total assets	2,292.0	2,239.6	974.1	968.8	1,025.6	1,032.6
Total current and non-current long-term debt	1,084.7	1,087.0	10.7	431.4	473.4	510.4
Stockholder’s equity	652.1	608.7	680.8	312.3	340.9	322.4

Other Data:
Net cash provided by (used in) operating activities	77.4	92.0	(50.9)	73.6	65.1	83.1
Net cash used in investing activities	(60.4)	(1,671.4)	(6.2)	(23.4)	(21.5)	(27.0)
Net cash (used in) provided by financing activities	(3.4)	1,598.7	42.8	(112.2)	(42.6)	(4.2)
Capital expenditures	$48.7	$28.9	$5.7	$23.8	$20.8	$28.3
Number of stores (at end of period):
Company-owned stores (3)	2,774	2,745	2,699	2,688	2,650	2,642
Franchised stores (3)	2,144	2,056	2,018	2,007	2,014	2,036
Store-within-a-store locations (3)	1,712	1,358	1,266	1,227	1,149	1,027

(2)	Working capital represents current assets less current liabilities.

(3)	The following table summarizes our stores for the periods indicated:

	Successor		Predecessor	Predecessor

	Year Ended	March 16-	January 1-
	December 31,	December 31,	March 15,	Year Ended December 31,
	2008	2007	2007	2006	2005	2004

Company-owned stores
Beginning of period balance	2,745	2,699	2,688	2,650	2,642	2,748
New store openings	71	64	18	54	35	27
Franchise conversions (a)	33	44	17	80	102	55
Store closings	(75)	(62)	(24)	(96)	(129)	(188)

End of period balance	2,774	2,745	2,699	2,688	2,650	2,642

Franchised stores
Domestic
Beginning of period balance	978	1,022	1,046	1,156	1,290	1,355
Store openings	41	16	4	5	17	31
Store closings (b)	(65)	(60)	(28)	(115)	(151)	(96)

End of period balance	954	978	1,022	1,046	1,156	1,290

International
Beginning of period balance	1,078	996	961	858	746	654
Store openings	198	115	44	169	132	115
Store closings	(86)	(33)	(9)	(66)	(20)	(23)

End of period balance	1,190	1,078	996	961	858	746

Store-within-a-store (Rite Aid)
Beginning of period balance	1,358	1,266	1,227	1,149	1,027	988
Store openings	401	101	39	80	130	44
Store closings	(47)	(9)	—	(2)	(8)	(5)

End of period balance	1,712	1,358	1,266	1,227	1,149	1,027

Total Stores	6,630	6,159	5,983	5,922	5,813	5,705

(a)	Stores that were acquired from franchisees and subsequently converted into company-owned stores.

(b)	Includes franchised stores closed and acquired by us.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
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
Business Overview
     We are the largest global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and online through www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 6,600 locations operating under the GNC brand name.
Revenues and Operating Performance from our Business Segments
     We measure our operating performance primarily through revenues and operating income from our three business segments, Retail, Franchise, and Manufacturing/Wholesale, and through the monitoring of our unallocated costs from our warehousing, distribution and corporate segments, as follows:
•	Retail revenues are generated by sales to consumers at our company-owned stores and online through www.gnc.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. According to Nutrition Business Journal’s Supplement Business Report 2008, our industry is projected to grow at an average annual rate of 6% for the next five years due in part to favorable demographics, including an aging U.S. population, rising healthcare costs, and the desire by many to live longer, healthier lives. As a leader in our industry, we expect our retail revenue growth to be consistent with the projected industry growth rate as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness, and vertical integration.

•	Franchise revenues are generated primarily from:
(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which are charged for initial franchise awards, renewals, and transfers of franchises.
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
•	A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network and manufacturing capacity can support higher sales volume without adding significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in significant operating leverage in our business.
     The following trends and uncertainties in our industry could positively or negatively affect our operating performance:
•	broader consumer awareness of health and wellness issues and rising healthcare costs;

•	interest in, and demand for, condition-specific products based on scientific research;

•	significant effects of favorable and unfavorable publicity on consumer demand;

•	lack of a single product or group of products dominating any one product category;

•	volatility in the diet category;

•	rapidly evolving consumer preferences and demand for new products;

•	costs associated with complying with new and existing governmental regulation; and

•	a change in disposable income available to consumers, as a result of current economic conditions.
Executive Overview
     The combined results of the fiscal years ended 2006 through 2008 reflect the results of strategies we implemented in 2005 to reposition our business. These strategic initiatives focused on improving parts of our core retail fundamentals, unifying our corporate and franchise operating systems, and implementing strategies to take advantage of key assets of our business, primarily the strength of our brand. By doing this, we hoped to achieve a better overall, consistent shopping experience for our customer.
     Our recent results of operations reflect the positive results of these initiatives. In the retail segment, for the years ended December 31, 2008, 2007 and 2006, our domestic same store sales increased 2.7%, 1.4%, and 11.1%, respectively. Additionally, since we launched our web platform in 2005, we have seen continual growth in revenue in our e-commerce business, which contributes to our domestic same store increases. For the years ended December 31, 2008 and 2007, revenue grew 27.2% and 65.0%, respectively.
     Our domestic franchise business is now in line with our corporate operating standards, and key performance indicators of our domestic franchise stores are more in line with our corporate store results. We continue to see growth in sales of our GNC brand products, which has helped to strengthen the franchise system. Our international franchise system also has continued to grow and strengthen our presence globally, with the addition of 112 net new locations in 2008, with no capital funding requirement by us.
     Our manufacturing strategy was designed to increase our position in the contract manufacturing business, and maximize utilization of our available capacity to allow for greater production efficiencies of all products and to help offset any raw material price increases that occur. Under this strategy, our contract manufacturing sales grew 38.7% in 2008. Further growth in this area, however, will be tempered by capacity constraints.

     In July, 2007, we extended our alliance with Rite Aid through December 31, 2014, with Rite Aid committing to open 1,125 new store-within-a-store locations by that date. We currently have over 1,700 locations inside Rite Aid stores.
     We believe that the strength of our company and its leadership position in the health and wellness sector provides significant future opportunities that should allow us to capitalize on favorable demographics and consumer trends. In our experience our customers have continued to focus on their personal health and well-being during economic downturns, nonetheless; a continued downturn or an uncertain outlook in the economy may materially adversely affect our business and financial results.
     While our results for the year ended December 31, 2008 do not reflect a negative impact of the general downturn of the economy, the downturn could affect our business and operating results in the future. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to, general economic and business conditions, consumer confidence, consumer debt levels, availability of consumer credit, and the level of customer traffic within malls and other shopping environments. Consumer purchases of products, including ours, may decline during recessionary periods. If consumer purchases of products decline, we could be impacted in the following ways:
•	retail sales at our company stores could decline;

•	demand for our branded products produced at our manufacturing plant could decline;

•	demand for products produced for distributors and other retailers / wholesalers could diminish;

•	our domestic franchisees may opt not to renew their franchise licenses, which in turn would lower our franchise product revenue; and

•	our international franchisees may experience decreased revenue resulting in lower royalties and product revenue to us.
     Additionally, the strengthening of the U.S. dollar in the international arena may impact us, as our international franchisees’ purchases of inventory from us and payments of royalties to us are made in U.S. dollars.
     In light of these matters, we are approaching 2009 cautiously, and anticipate our future growth to be driven by existing assets, as opposed to new capital. Our planned capital expenditures are primarily for maintenance of our existing store base and manufacturing facility. We will weigh the potential benefits of future opportunities carefully to ensure that they maximize return to us.
Related Parties
     For the year ended December 31, 2008 and for the period March 16, 2007 to December 31, 2007, we had related party transactions with Ares and OTPP and affiliates. For the period January 1, 2007 to March 15, 2007 and the year ended December 31, 2006, we had related party transactions with Apollo Management V and its affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions” and the “Related Party Transactions” note to our consolidated financial statements included in this Form 10-K.
Results of Operations
     The following information presented as of December 31, 2008, 2007, and 2006 and for the year ended December 31, 2008, for the period January 1 to March 15, 2007, for the period March 16, 2007 to December 31, 2007, and the year ended December 31, 2006 was derived from our audited consolidated financial statements and accompanying notes. In the table below and in the accompanying discussion, the period from January 1 to March 15, 2007 and from March 16 to December 31, 2007 have been combined for discussion purposes as we believe this enhances comparability to the other years presented rather than a discussion of the separate periods. This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the Acquisition date. Material differences that were generated as a result of the Merger are explained in the appropriate sections.

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
     Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Beginning in the first quarter of 2006, we also included our internet sales, as generated through www.gnc.com and www.drugstore.com, in our domestic company-owned same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchised store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented from the date of relocation to a different mall or shopping center and from the date of a conversion. In the second quarter of 2006, we modified the calculation method for domestic franchised same store sales consistent with this description, which has been the method historically used for domestic company-owned same store sales.

Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

							Successor
	Successor		Combined		Predecessor		March 16 -		Predecessor
	Year Ended December 31,		Year Ended December 31,		January 1 - March 15,		December 31,		Year Ended December 31,
	2008		2007		2007		2007		2006

Revenues:
Retail	$1,219.3	73.6%	$1,168.6	75.3%	$259.3	78.6%	$909.3	74.3%	$1,122.7	75.5%
Franchise	258.0	15.6%	241.1	15.5%	47.2	14.3%	193.9	15.9%	232.3	15.6%
Manufacturing / Wholesale	179.4	10.8%	143.1	9.2%	23.3	7.1%	119.8	9.8%	132.1	8.9%

Total net revenues	1,656.7	100.0%	1,552.8	100.0%	329.8	100.0%	1,223.0	100.0%	1,487.1	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	1,082.6	65.3%	1,026.4	66.1%	212.2	64.4%	814.2	66.5%	983.5	66.1%
Compensation and related benefits	249.8	15.1%	260.1	16.7%	64.3	19.5%	195.8	16.0%	260.8	17.5%
Advertising and promotion	55.1	3.3%	55.5	3.6%	20.5	6.2%	35.0	2.9%	50.7	3.4%
Other selling, general and administrative expenses	87.8	5.3%	78.6	5.1%	16.5	5.0%	62.1	5.1%	87.8	6.0%
Amortization expense	10.9	0.7%	10.0	0.6%	0.8	0.2%	9.2	0.7%	4.6	0.3%
Foreign currency loss (gain)	0.7	0.0%	(0.5)	0.0%	(0.1)	0.0%	(0.4)	0.0%	(0.7)	0.0%
Other expense	—	0.0%	—	0.0%	—	0.0%	—	0.0%	1.2	0.0%
Merger-related costs	—	0.0%	34.6	2.2%	34.6	10.5%	—	0.0%	—	0.0%

Total operating expenses	1,486.9	89.7%	1,464.7	94.3%	348.8	105.8%	1,115.9	91.2%	1,387.9	93.3%

Operating income:
Retail	140.9	8.5%	134.7	8.7%	28.2	8.6%	106.5	8.8%	127.4	8.6%
Franchise	80.8	4.9%	69.5	4.5%	14.5	4.4%	55.0	4.5%	64.1	4.3%
Manufacturing / Wholesale	67.4	4.1%	49.2	3.1%	10.3	3.1%	38.9	3.2%	51.0	3.4%
Unallocated corporate and other costs:
Warehousing and distribution costs	(54.2)	-3.3%	(51.4)	-3.3%	(10.7)	-3.2%	(40.7)	-3.3%	(50.7)	-3.4%
Corporate costs	(65.1)	-3.9%	(79.3)	-5.1%	(26.7)	-8.2%	(52.6)	-4.4%	(91.4)	-6.2%
Merger related costs	—	0.0%	(34.6)	-2.2%	(34.6)	-10.5%	—	0.0%	—	0.0%
Other (expense) income	—	0.0%	—	0.0%	—	0.0%	—	0.0%	(1.2)	0.0%

Subtotal unallocated corporate and other costs, net	(119.3)	-7.2%	(165.3)	-10.6%	(72.0)	-21.9%	(93.3)	-7.7%	(143.3)	-9.6%

Total operating income (loss)	169.8	10.3%	88.1	5.7%	(19.0)	-5.8%	107.1	8.8%	99.2	6.7%
Interest expense, net	83.0		118.5		43.0		75.5		39.6

Income (loss) before income taxes	86.8		(30.4)		(62.0)		31.6		59.6
Income tax expense (benefit)	32.0		1.9		(10.7)		12.6		22.2

Net income (loss)	$54.8		$(32.3)		$(51.3)		$19.0		$37.4

     Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Years Ended December 31, 2008 and 2007
Revenues
     Our consolidated net revenues increased $103.9 million, or 6.7%, to $1,656.7 million for the year ended December 31, 2008 compared to $1,552.8 million for the same period in 2007, due to increased sales in all of our segments.
     Retail. Revenues in our Retail segment increased $50.7 million, or 4.3%, to $1,219.3 million for the year ended December 31, 2008 compared to $1,168.6 million for the same period in 2007. The increase from 2007 to 2008 included an increase of $7.7 million of sales through www.gnc.com. Sales increases continued to occur in the major product categories of VMHS and sports nutrition. Our domestic company-owned same store sales, including our internet sales, improved for the year ended December 31, 2008 by 2.7%. Our Canadian company-owned stores had improved same store sales of 4.1% in the year ended December 31, 2008. Our company-owned store base increased by 16 domestic stores to 2,614 compared to 2,598 at December 31, 2007, primarily due to new store openings and franchise store acquisitions, and by 13 Canadian stores to 160 at December 31, 2008 compared to 147 at December 31, 2007.
     Franchise. Revenues in our Franchise segment increased $16.9 million, or 7.0%, to $258.0 million for the year ended December 31, 2008 compared to $241.1 million for the same period in 2007. Domestic franchise revenue increased $6.1 million as a result of increased product sales despite operating 24 fewer stores during 2008 compared to 2007. There were 954 stores at December 31, 2008 compared to 978 stores at December 31, 2007. International franchise revenue increased $10.8 million as a result of increased product sales and royalties. Our international franchise store base increased by 112 stores to 1,190 at December 31, 2008 compared to 1,078 at December 31, 2007.
     Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $36.3 million, or 25.4%, to $179.4 million for the year ended December 31, 2008 compared to $143.1 million in 2007. Sales increased in the South Carolina plant by $32.3 million, and revenues associated with Rite Aid increased by $4.4 million due primarily to increased license fees as a result of Rite Aid opening 401 stores for the year ended December 31, 2008 as opposed to 140 stores for the year ended December 31, 2007. This was partially offset by a decrease in private label sales to Rite Aid in 2008 compared to 2007. Rite Aid purchases in 2007 were above normal to stock product in their recently acquired Eckerd locations.
Cost of Sales
     Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $56.2 million, or 5.5%, to $1,082.6 million for the year ended December 31, 2008 compared to $1,026.4 million for the same period in 2007. Consolidated cost of sales, as a percentage of net revenue, was 65.3% for the year ended December 31, 2008 and 66.1% for the year ended December 31, 2007.
     Product costs. Product costs increased $42.3 million, or 5.5%, to $810.5 million for the year ended December 31, 2008 compared to $768.2 million for the same period in 2007. Consolidated product costs, as a percentage of net revenue, were 48.9% for the year ended December 31, 2008 compared to 49.5% for the year ended December 31, 2007. The increased product costs were primarily a result of increased sales volumes and also, to a lesser extent, due to rising raw material prices. Included in product costs for the year ended December 31, 2007 is $15.5 million of non-cash expense from amortization of inventory step up to fair value due to the Merger.

     Warehousing and distribution costs. Warehousing and distribution costs increased $3.3 million, or 6.1%, to $57.5 million for the year ended December 31, 2008 compared to $54.2 million for the same period in 2007. The increase was primarily due to increases in shipping and fuel costs and an increase in wages to support internet fulfillment. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.5% for each of the years ended December 31, 2008 and 2007.
     Occupancy costs. Occupancy costs increased $10.6 million, or 5.2%, to $214.6 million for the year ended December 31, 2008 compared to $204.0 million for the same period in 2007. This increase was the result of higher lease-related costs of $6.5 million, primarily a result of scheduled increases in lease-related costs and the addition of 29 corporate stores since December 31, 2007, an increase in depreciation expense of $2.9 million, and increases in other occupancy related expenses of $1.2 million. Consolidated occupancy costs, as a percentage of net revenue, were 13.0% for the year ended December 31, 2008 and 13.1% for the year ended December 31, 2007.
Selling, General and Administrative (“SG&A”) Expenses
     Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, decreased $0.6 million, or 0.2%, to $403.6 million, for the year ended December 31, 2008 compared to $404.2 million for the same period in 2007. These expenses, as a percentage of net revenue, were 24.4% for the year ended December 31, 2008 compared to 26.0% for the year ended December 31, 2007.
     Compensation and related benefits. Compensation and related benefits decreased $10.3 million, or 4.0%, to $249.8 million for the year ended December 31, 2008 compared to $260.1 million for the same period in 2007. The decrease was the result of $15.3 million in Merger-related costs included in 2007. In addition there were $0.8 million of other compensation expense decreases. These decreases were offset by full-time and part-time wages of $5.4 million to support an increased sales volume and store base and non-cash stock compensation of $0.4 million.
     Advertising and promotion. Advertising and promotion expenses decreased $0.4 million, or 0.9%, to $55.1 million for the year ended December 31, 2008 compared to $55.5 million during the same period in 2007. Advertising expense decreased as a result of a decrease in television and print advertising of $6.6 million offset by increases in agency fees of $2.0 million, store signage of $3.0 million and other advertising related costs of $1.2 million.
     Other SG&A. Other SG&A expenses, including amortization expense, increased $10.1 million, or 11.4%, to $98.7 million for the year ended December 31, 2008 compared to $88.6 million for the same period in 2007. This increase was due to increases in (1) third party commission expense on sales of $2.0 million, (2) telecommunications expenses of $2.0 million due to the installation of a new POS register system, (3) depreciation and amortization expense of $1.7 million, (4) professional fees of $1.7 million, (5) banking fees of $1.0 million as a result of increased retail sales, (6) bad debt expense of $0.4 million, and (7) other selling, general and administrative expenses of $1.3 million.
Merger-related Costs
     Costs incurred by Holdings, and recognized by us, in relation to the Merger, were $34.6 million for the year ended December 31, 2007. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million and other costs of $0.7 million.

Foreign Currency (Loss) Gain
     Foreign currency loss/gain for the years ended December 31, 2008 and 2007, resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a loss of $0.7 million for the year ended December 31, 2008, and a gain of $0.5 million for the year ended December 31, 2007.
Operating Income
     As a result of the foregoing, consolidated operating income increased $81.7 million to $169.8 million for the year ended December 31, 2008 compared to $88.1 million for the same period in 2007. Operating income, as a percentage of net revenue, was 10.2% for the year ended December 31, 2008 and 5.7% for the year ended December 31, 2007.
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
     Retail. Operating income increased $6.2 million, or 4.6%, to $140.9 million for the year ended December 31, 2008 compared to $134.7 million for the same period in 2007. Included in the year ended December 31, 2007 are $9.6 million of amortization of inventory and lease step up adjustments as a result of the Merger. The increase was primarily the result of higher dollar margins on increased sales volumes and lower advertising spending, offset by increases in occupancy and compensation costs.
     Franchise. Operating income increased $11.3 million, or 16.3%, to $80.8 million for the year ended December 31, 2008 compared to $69.5 million for the same period in 2007. Included in the year ended December 31, 2007 are $0.1 million of amortization of inventory step up adjustments as a result of the Merger. This increase was primarily attributable to an increase in margins related to higher wholesale sales to our international and domestic franchisees offset by increases in intangible amortization as a result of the Merger, and bad debt expense.
     Manufacturing/Wholesale. Operating income increased $18.2 million, or 37.0%, to $67.4 million for the year ended December 31, 2008 compared to $49.2 million for the same period in 2007. Included in 2007 operating income is $5.7 million of non-cash expense from amortization of inventory step up to fair value due to the Merger. This increase was primarily the result of improved margins on our third-party contract sales and increases in Rite Aid license fee revenue.
     Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $2.8 million, or 5.7%, to $54.2 million for the year ended December 31, 2008 compared to $51.4 million for the same period in 2007. The increase in cost was due to increases in fuel and shipping costs and additional wages to support our internet fulfillment business.
     Corporate Costs. Corporate overhead costs decreased $14.2 million, or 18.0%, to $65.1 million for the year ended December 31, 2008 compared to $79.3 million for the same period in 2007. The decrease was due to the inclusion of $15.3 million of Merger related compensation costs in 2007 offset by increases in normal compensation costs and other selling, general and administrative costs in 2008.

Interest Expense
     Interest expense decreased $35.5 million, or 30.0%, to $83.0 million for the year ended December 31, 2008 compared to $118.5 million for the same period in 2007. This decrease was primarily attributable to $34.8 million in call premiums and deferred fee write offs in 2007 and decreases in interest rates on our variable rate debt in 2008 as compared to 2007 due to the decline in LIBOR rates.
Income Tax Expense
     We recognized $32.0 million of consolidated income tax expense during the year ended December 31, 2008 compared to $1.9 million for the same period of 2007. The effective tax rate for the year ended December 31, 2008, was approximately 36.9%; which includes discrete tax benefits of $2.0 million.
Net Income
     As a result of the foregoing, consolidated net income increased $87.1 million to $54.8 million for the year ended December 31, 2008 compared to a loss of $32.3 million for the same period in 2007. Net income as a percentage of net revenue was 3.3% for the year ended December 31, 2008, compared to (2.1)% for the year ended December 31, 2007.
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
     Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facility in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $11.0 million, or 8.3%, to $143.1 million for the year ended December 31, 2007 compared to $132.1 million for the same period in 2006. Wholesale sales to Rite Aid and www.drugstore.com increased by $12.3 million, primarily a result of 131 net store-within-a-store openings in 2007. Sales in the South Carolina plant increased by $4.3 million, as available capacity in the plant was utilized for third party contracts. Additionally, we had $5.7 million in sales in the year ended December 31, 2006 from our Australia facility, which was sold in November 2006.

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
Liquidity and Capital Resources
     At December 31, 2008, we had $42.3 million in cash and cash equivalents and $305.1 million in working capital compared with $28.9 million in cash and cash equivalents and $258.1 million in working capital at December 31, 2007. The $47.0 million increase in working capital was primarily driven by increases in cash, inventory and prepaid and other current assets offset by increases in accrued interest and current portion of long-term debt.
     We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At December 31, 2008, we had $48.4 million available under the Revolving Credit Facility, after giving effect to $6.2 million utilized to secure letters of credit. In September 2008, Lehman Brothers Holdings Inc. (Lehman), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, we submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. If other financial institutions that have extended credit commitments to us are adversely affected by the condition of the U.S. and international capital markets, they may become unable to fund borrowings under the Revolving Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.
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
Cash Provided by Operating Activities
     Cash provided by operating activities was $77.4 million, $41.1 million and $73.6 million during the years ended December 31, 2008, 2007, and 2006, respectively. The primary reason for the changes in each year was the change in net income between each of the periods and changes in working capital accounts. Net income increased $87.1 million for the year ended December 31, 2008 compared with the same period in 2007. Net income decreased $69.7 million for the year ended December 31, 2007 compared with the same period in 2006.
     For the year ended December 31, 2008, inventory increased $48.2 million, as a result of increases in our finished goods and work in process inventories. Accounts payable increased $22.0 million, primarily the result of increases in inventory. Accrued liabilities decreased by $16.1 million, primarily the result of decreases in accrued payroll related to the timing of the pay with year end.
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
Cash Used in Investing Activities
     We used cash from investing activities of $60.4 million, $1,677.6 million and $23.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. We used cash of $10.8 million and $1,642.1 million during the years ended December 31, 2008 and 2007, respectively, related to the Merger transaction. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility and which represent the majority of our remaining cash used in investing activities, were $48.7 million, $34.5 million, and $23.8 million during the years ended December 31, 2008, 2007, and 2006, respectively. We received $1.4 million in 2006 as a result of the sale of our Australian manufacturing facility. In 2008, we invested $1.0 million in the purchase of certain intangible assets from a third party.

Cash Used in Financing Activities
     We used cash from financing activities of $8.0 million in 2008 for required payments on long term debt and received $5.4 million from borrowings on the Revolving Credit Facility.
     We received cash from financing activities of $1,641.4 million in 2007. The primary uses of this cash were: (1) proceeds from the issuance of the Senior Notes and Senior Subordinated Notes, (2) borrowings under the Senior Credit Facility, and (3) issuance of new equity.
     We used cash in financing activities of $112.2 million for the year ended December 31, 2006. The primary uses of this cash were a restricted payment of $49.9 million to the holders of GNC common stock, $20.3 million returned to GNC Corporation to fund $1.7 million in deferred IPO costs and a $19.0 million payment by GNC Corporation related to the redemption of its 12% Series A Exchangeable Preferred Stock offset by $0.4 million in proceeds contributed to us from GNC Corporation’s common stock activity, and $42.0 million in debt payments, which included a $40.0 million payment in November 2006 under our December 2003 term loan facility.
     $735.0 Million Senior Credit Facility. In connection with the Merger, we entered into the Senior Credit Facility with a syndicate of lenders. The Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. We borrowed the entire $675.0 million under the senior term loan facility, as well as approximately $10.5 million of the $60.0 million senior revolving credit facility (excluding approximately $9.4 million of letters of credit), to fund the Merger and related transactions. The $10.5 million borrowing under the senior revolving credit facility was repaid by the end of March 2007. As of December 31, 2008 and 2007, $6.2 million and $6.5 million was pledged to secure letters of credit, respectively. The term loan facility will mature in September 2013. The revolving credit facility will mature in March 2012. The Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). Subject to certain exceptions, commencing in fiscal 2008, the Credit Agreement requires that 100% of the net cash proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and a specified percentage of excess cash flow for each fiscal year must be used to pay down outstanding borrowings. GNC Corporation, our direct parent company, and our existing and future direct and indirect domestic subsidiaries have guaranteed our obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of our equity interests and the equity interests of our domestic subsidiaries.
     All borrowings under the Senior Credit Facility bear interest, at our option, at a rate per annum equal to (i) the higher of (x) the prime rate (as publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect) and (y) the federal funds effective rate, plus 0.50% per annum plus, at December 31, 2008, in each case, applicable margins of 1.25% per annum for the term loan facility and 1.0% per annum for the revolving credit facility or (ii) adjusted LIBOR plus 2.25% per annum for the term loan facility and 2.0% per annum for the revolving credit facility. In addition to paying interest on outstanding principal under the senior credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum.
     The Senior Credit Facility contains customary covenants, including incurrence covenants and certain other limitations on the ability of GNC Corporation, us, and our subsidiaries to incur additional debt, guarantee other obligations, grant liens on assets, make investments or acquisitions, dispose of assets, make optional payments or modifications of other debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into sale and leaseback transactions, enter into arrangements that restrict our and our subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, and change the passive holding company status of GNC Corporation.
     The Senior Credit Facility contains events of default, including (subject to customary cure periods and materiality thresholds) defaults based on (1) the failure to make payments under the senior credit facility when due, (2) breach of covenants, (3) inaccuracies of representations and warranties, (4) cross-defaults to other material indebtedness, (5) bankruptcy events, (6) material judgments, (7) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, (8) the actual or asserted invalidity of documents relating to any guarantee or security document, (9) the actual or asserted invalidity of any subordination terms supporting the senior credit facility, and (10) the occurrence of a change in control. If any such event of default occurs, the lenders would be entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a collateralized creditor. If certain bankruptcy events occur, the facilities will automatically accelerate.
     Senior Toggle Notes. In connection with the Merger, we completed a private offering of $300.0 million of our Senior Floating Rate Toggle Notes due 2014 (the “ Senior Notes”). The Senior Notes are our senior non collateralized obligations and are effectively subordinated to all of our existing and future collateralized debt, including the Senior Credit Facility, to the extent of the assets securing such debt, rank equally with all our existing and future non collateralized senior debt and rank senior to all our existing and future senior subordinated debt, including the Senior Subordinated Notes. The Senior Notes are guaranteed on a senior non collateralized basis by each of our existing and future domestic subsidiaries (as defined in the Senior Notes indenture). If we fail to make payments on the Senior Notes, the notes guarantors must make them instead.
     We may elect in our sole discretion to pay interest on the Senior Notes in cash, entirely by increasing the principal amount of the Senior Notes or issuing Senior Notes (“PIK interest”), or on 50% of the outstanding principal amount of the Senior Notes in cash and on 50% of the outstanding principal amount of the Senior Notes by increasing the principal amount of the Senior Notes or by issuing Senior Notes (“partial PIK interest”). Cash interest on the Senior Notes accrues at six-month LIBOR plus 4.5% per annum, and PIK interest, if any, accrues at six-month LIBOR plus 5.25% per annum. If we elect to pay PIK interest or partial PIK interest, it will increase the principal amount of the Senior Notes or issue Senior Notes in an aggregate principal amount equal to the amount of PIK interest for the applicable interest payment period (rounded up to the nearest $1,000) to holders of the Senior Notes on the relevant record date. To date, we have elected to pay cash interest. The Senior Notes are treated as having been issued with original issue discount for U.S. federal income tax purposes.
     We may redeem some or all of the Senior Notes at any time at specified redemption prices. If we experience certain kinds of changes in control, we must offer to purchase the notes at 101% of par plus accrued interest to the purchase date.
     The Senior Notes indenture contains certain limitations and restrictions on our and our restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase our stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict our ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the Senior Notes indenture restricts our and certain of our subsidiaries’ ability to declare or pay dividends to its stockholders.
     10.75% Senior Subordinated Notes. In connection with the Merger, we completed a private offering of $110.0 million of our 10.75% Senior Subordinated Notes due 2015 (the “ Senior Subordinated Notes”). The Senior Subordinated Notes are our senior subordinated non collateralized obligations and are subordinated to all our existing and future senior debt, including our Senior Credit Facility and the Senior Notes and rank equally with all of our existing and future senior subordinated debt and rank senior to all our existing and future subordinated debt. The Senior Subordinated Notes are guaranteed on a senior subordinated non collateralized basis by each of our existing and future domestic subsidiaries (as defined in the Senior Subordinated Notes indenture). If we fail to make payments on the Senior Subordinated Notes, the notes guarantors must make them instead. Interest on the Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007.

     We may redeem some or all of the Senior Subordinated Notes at any time at specified redemption prices. If we experience certain kinds of changes in control, we must offer to purchase the Senior Subordinated Notes at 101% of par plus accrued interest to the purchase date.
     The Senior Subordinated Notes indenture contains certain limitations and restrictions on our and our restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase our stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict our ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the Senior Subordinated Notes indenture restricts our and certain of our subsidiaries’ ability to declare or pay dividends to our stockholders.

Contractual Obligations
     The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2008:

	Payments due by period
		Less than
(in millions)	Total	1 year	1-3 years	4-5 years	After 5 years

Long-term debt obligations (1)	$1,087.2	$13.5	$16.6	$646.4	$410.7
Scheduled interest payments (2)	350.7	67.2	147.1	118.2	18.2
Operating lease obligations (3)	394.7	100.5	145.5	77.2	71.5
Purchase commitments (4)(5)	28.9	11.7	9.0	3.2	5.0

	$1,861.5	$192.9	$318.2	$845.0	$505.4

(1)	These balances consist of the following debt obligations: (a) $668.6 million for the Senior Credit Facility based on a variable interest rate; (b) $300.0 million for our Senior Notes based on a variable interest rate; (c) $110.0 million for our Senior Subordinated Notes with a fixed interest rate; and (d) $8.6 million for our mortgage with a fixed interest rate. Repayment of the Senior Credit Facility assumes that 1.0% of the original balance is due and payable annually and does not take into account any unscheduled payments that may occur due to our future cash positions.

(2)	The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2008. The Senior Credit Facility uses the three month LIBOR index while the Senior Toggle Notes uses the six month LIBOR index. Also included in the scheduled interest payments is the activity associated with our interest rate swap agreements which also use the three month LIBOR index.

(3)	These balances consist of the following operating leases: (a) $370.0 million for company-owned retail stores; (b) $70.0 million for franchise retail stores, which is offset by $70.0 million of sublease income from franchisees; and (c) $24.7 million relating to various leases for tractors/trailers, warehouses, automobiles, and various equipment at our facilities.

(4)	These balances consist of $7.6 million of advertising, $1.0 million in inventory commitments, $3.0 million in anticipated legal settlement costs, $5.0 million of required spending for website redesign and $12.3 million related to a management services agreement. In connection with the Merger, we entered into a management services agreement with our parent, GNC Acquisition Holdings Inc., pursuant to which we agreed to pay an annual fee of $1.5 million in consideration for certain management and advisory services. See Item 13, “Certain Relationships and Related Transactions — Management Services Agreement.”

(5)	We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Also, certain other long term liabilities, included in our consolidated balance sheet relate principally to the fair value of our interest rate swap agreement, payables to former shareholders, and rent escalation liabilities, and we are unable to estimate the timing of these payments. Therefore, these long term liabilities are not included in the table above. See Note 5, “Income Taxes,” and Note 14, “Other Long Term Liabilities,” to the Consolidated Financial Statements for additional information.
     In addition to the obligations scheduled above, we have entered into employment agreements with certain executives that provide for compensation and certain other benefits. Under certain circumstances, including a change of control, some of these agreements provide for severance or other payments, if those circumstances would ever occur during the term of the employment agreement.

Off Balance Sheet Arrangements
     As of December 31, 2008 and 2007, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
     We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the SFAS 153, “Exchange of Nonmonetary Assets- an amendment of APB Opinion No 29”, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of December 31, 2008 and 2007, the available credit balance was $8.5 million. The barter credits are available for use through March 31, 2009.
Effect of Inflation
     Inflation generally affects us by increasing costs of raw materials, labor, and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Critical Accounting Estimates
     You should review the significant accounting policies described in the notes to our consolidated financial statements under the heading ''Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this report.
Use of Estimates
     Certain amounts in our financial statements require management to use estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies are described in the notes to our consolidated financial statements under the heading ''Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this report. Our critical accounting policies and estimates are described in this section. An accounting estimate is considered critical if:
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

Revenue Recognition
     We operate primarily as a retailer, through company-owned stores, franchised stores, and to a lesser extent, as a wholesaler. On December 28, 2005, we started recognizing revenue through product sales on our website, www.gnc.com. We apply the provisions of Staff Accounting Bulletin No. 104, ''Revenue Recognition’’, which requires the following:
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

Self-Insurance
     We have procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. We are self-insured for such areas as: (1) medical benefits; (2) workers’ compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to our tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. Our associated liability for this self-insurance was not significant as of December 31, 2008 and 2007. Prior to the Numico acquisition, General Nutrition Companies, Inc. was included as an insured under several of Numico’s global insurance policies.
     We carry product liability insurance with a retention of $3.0 million per claim with an aggregate cap on retained losses of $10.0 million. We carry general liability insurance with retention of $110,000 per claim with an aggregate cap on retained losses of $600,000. The majority of the Company’s workers’ compensation and auto insurance are in a deductible/retrospective plan. We reimburse the insurance company for the workers compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.
     As part of the medical benefits program, we contract with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. We then reimburse these service providers as claims are processed from our employees. We maintain a specific stop loss provision of $250,000 per incident with a maximum limit up to $2.0 million per participant, per benefit year, respectively. We have no additional liability once a participant exceeds the $2.0 million ceiling. Our liability for medical claims is included as a component of accrued benefits in the “Accrued Payroll and Related Liabilities” footnote and was $2.2 million and $1.9 million as of December 31, 2008 and 2007, respectively.
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
     Historically, we have recognized impairments to our goodwill and intangible assets based on declining financial results and market conditions. The most recent valuation was performed at October 1, 2008, and no impairment was found. There was also no impairment found during 2008 or 2006. See the “Goodwill and Intangible Assets” note to our consolidated financial statements included elsewhere in this report. Based upon our improved capitalization of our financial statements subsequent to the Numico acquisition, the stabilization of our financial condition, our anticipated future results based on current estimates and current market conditions, we do not currently expect to incur additional impairment charges in the near future, however, recent global events could have a negative effect on our business and operating results which could affect the valuation of our intangibles.
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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. This Statement was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. The effectiveness date of January 1, 2008 applies to all other assets and liabilities within the scope of this standard. We did not have any material financial statement implications relating to the adoption of this Statement other than disclosure requirements in Note 23.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). Also, in February 2009, the FASB issued FSP FAS 141 (R)-a, which eliminated certain changes in SFAS 141-R. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. These pronouncements significantly change the accounting for business combinations in a number of areas including the treatment of transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also amends SFAS 109, Accounting for Income Taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis. We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial statements.
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
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141,and other U.S. generally accepted accounting principles. We will adopt FSP FAS 142-3 at the effective date in the first quarter of 2009.
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
     We are exposed to market risks from interest rate changes on our variable debt. Although changes in interest rates do not impact our operating income the changes affect the fair value of our interest rate swaps and interest payments. As of December 31, 2008, we had fixed rate debt of $118.6 million and variable rate debt of $966.2 million. In conjunction with the Merger, we entered into an interest rate swap, effective April 2, 2007, which effectively converts a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million senior credit facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan. During September 2008, we entered into two new forward agreements with start dates of the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). During September 2008, we entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from floating to fixed interest rate. The $100.0 million notional amount has a three month LIBOR tranche conforming to the interest payment dates on the term loan.
     These agreements are summarized in the following table:

Derivative	Total Notional Amount	Term	Counterparty Pays	Company Pays
Interest Rate Swap	$150.0 million	April 2007-April 2010	LIBOR	4.90%
Interest Rate Swap	$150.0 million	April 2007-April 2009	LIBOR	4.94%
Forward Interest Rate Swap	$150.0 million	April 2009-April 2011	LIBOR	3.07%
Forward Interest Rate Swap	$150.0 million	April 2010-April 2011	LIBOR	3.41%
Interest Rate Swap	$100.0 million	September 2008- September 2011	LIBOR	3.31%
     Based on our variable rate debt balance as of December 31, 2008, a 1% change in interest rates would increase or decrease our annual interest cost by $5.7 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Reports of Independent Registered Public Accounting Firm	63

Consolidated Balance Sheets
As of December 31, 2008 and December 31, 2007	65

Consolidated Statements of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2008, for the period from March 16 to December 31, 2007, for the period from January 1 to March 15, 2007 and for the year ended December 31, 2006	66

Consolidated Statements of Stockholders’ Equity
For the year ended December 31, 2008, for the period from March 16 to December 31, 2007, for the period from January 1 to March 15, 2007 and for the year ended December 31, 2006	67

Consolidated Statements of Cash Flows
For the year ended December 31, 2008, for the period from March 16 to December 31, 2007, for the period from January 1 to March 15, 2007 and for the year ended December 31, 2006	68

Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors of General Nutrition Centers, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of General Nutrition Centers, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from March 16, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 16, 2009

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors of General Nutrition Centers, Inc.:
In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of General Nutrition Centers, Inc. and its subsidiaries (the “Company”) for the period from January 1, 2007 to March 15, 2007 and the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 30, 2007

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$42,307	$28,854
Receivables, net (Note 3)	89,413	84,666
Inventories, net (Note 4)	363,654	334,149
Deferred tax assets, net (Note 5)	11,455	17,029
Prepaids and other current assets (Note 6)	47,952	33,474

Total current assets	554,781	498,172

Long-term assets:
Goodwill (Note 7)	622,909	626,270
Brands (Note 7)	720,000	720,000
Other intangible assets, net (Note 7)	163,176	172,872
Property, plant and equipment, net (Note 8)	206,154	190,848
Deferred financing fees, net (Note 2)	22,470	26,377
Other long-term assets (Note 9)	2,518	5,093

Total long-term assets	1,737,227	1,741,460

Total assets	$2,292,008	$2,239,632

Current liabilities:
Accounts payable	$123,577	$101,953
Accrued payroll and related liabilities (Note 10)	22,582	27,477
Accrued income taxes (Note 5)	—	1,878
Accrued interest (Note 12)	15,745	18,110
Current portion, long-term debt (Note 12)	13,509	8,031
Deferred revenue and other current liabilities (Note 11)	74,309	82,635

Total current liabilities	249,722	240,084

Long-term liabilities:
Long-term debt (Note 12)	1,071,237	1,078,950
Deferred tax liabilities, net (Note 5)	278,003	267,788
Other long-term liabilities (Note 13)	40,984	44,085

Total long-term liabilities	1,390,224	1,390,823

Total liabilities	1,639,946	1,630,907

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding (Note 17)	—	—
Paid-in-capital	592,355	590,593
Retained earnings	73,764	18,984
Accumulated other comprehensive income (loss)	(14,057)	(852)

Total stockholder’s equity	652,062	608,725

Total liabilities and stockholder’s equity	$2,292,008	$2,239,632

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands)

	Successor		Predecessor
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006

Revenue	$1,656,729	$1,222,987	$329,829	$1,487,116

Cost of sales, including costs of warehousing, distribution and occupancy	1,082,630	814,238	212,175	983,530

Gross profit	574,099	408,749	117,654	503,586

Compensation and related benefits	249,793	195,792	64,311	260,825
Advertising and promotion	55,060	35,062	20,473	50,745
Other selling, general and administrative	98,732	71,213	17,396	92,310
Foreign currency loss (gain)	733	(424)	(154)	(666)
Merger-related costs (Note 1)	—	—	34,603	—
Other expense	—	—	—	1,203

Operating income (loss)	169,781	107,106	(18,975)	99,169

Interest expense, net (Note 12)	83,000	75,522	43,036	39,568

Income (loss) before income taxes	86,781	31,584	(62,011)	59,601

Income tax expense (benefit) (Note 5)	32,001	12,600	(10,697)	22,226

Net income (loss)	54,780	18,984	(51,314)	37,375

Other comprehensive income (loss)	(13,205)	(852)	(283)	100

Comprehensive income (loss)	$41,575	$18,132	$(51,597)	$37,475

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Predecessor
Balance at December 31, 2005	100	—	$277,989	$61,667	$1,224	$340,880

GNC Corporation investment in General Nutrition Centers, Inc	—	—	(18,618)	—	—	(18,618)
Non-cash stock-based compensation	—	—	2,528	—	—	2,528
Net income	—	—	—	37,375	—	37,375
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	—	—	(49,934)	—	(49,934)
Foreign currency translation adjustments	—	—	—	—	100	100

Balance at December 31, 2006	100	$—	$261,899	$49,108	$1,324	$312,331

Adoption of FIN 48	—	—	—	(418)	—	(418)
Cancellation of stock options	—	—	(47,018)	—	—	(47,018)
Non-cash stock-based compensation	—	—	4,124	—	—	4,124
Net loss	—	—	—	(51,314)	—	(51,314)
Foreign currenty translation adjustments	—	—	—	—	(283)	(283)
Capital contribution from selling shareholder	—	—	463,393	—	—	463,393

Balance at March 15, 2007	100	$—	$682,398	$(2,624)	$1,041	$680,815

Successor

GNC Corporation investment in General Nutrition Centers, Inc	100	—	589,000	—	—	589,000
Return of capital to GNC Corporation	—	—	(314)	—	—	(314)
Non-cash stock-based compensation	—	—	1,907	—	—	1,907
Net income	—	—	—	18,984	—	18,984
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $2,051	—	—	—	—	(3,584)	(3,584)
Foreign currenty translation adjustments	—	—	—	—	2,732	2,732

Balance at December 31, 2007	100	$—	$590,593	$18,984	$(852)	$608,725

Return of capital to GNC Corporation	—	—	(832)	—	—	(832)
Non-cash stock-based compensation	—	—	2,594	—	—	2,594
Net income	—	—	—	54,780	—	54,780
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $4,829	—	—	—	—	(8,438)	(8,438)
Foreign currency translation adjustments	—	—	—	—	(4,767)	(4,767)

Balance at December 31, 2008	100	$—	$592,355	$73,764	$(14,057)	$652,062

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
		Period	Period
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,780	$18,984	$(51,314)	$37,375

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	31,562	20,810	6,510	34,583
Loss of fixed asset disposal	—	—	—	220
Loss of sale of subsidiary	—	—	—	1,203
Deferred fee writedown — early debt extinguishment	—	—	11,680	890
Amortization of intangible assets	10,891	9,191	866	4,595
Amortization of deferred financing fees	3,907	2,921	589	2,966
Amortization of original issue discount	339	247	—	—
Increase in provision for inventory losses	14,406	10,400	2,247	9,816
Non-cash stock-based compensation	2,594	1,907	4,124	2,528
(Decrease) increase in provision for losses on accounts receivable	253	(335)	(39)	(1,982)
Decrease (increase) in net deferred taxes	24,371	9,303	(3,874)	(3,588)
Changes in assets and liabilities:
Decrease (increase) in receivables	(5,371)	(10,752)	1,676	(2,334)
(Increase) decrease in inventory, net	(48,248)	(6,377)	(2,128)	(31,261)
Decrease in franchise note receivables, net	1,008	2,587	912	4,649
Decrease (increase) in other assets	(6,259)	(7,474)	3,394	(471)
Increase (decrease) in accounts payable	22,075	(986)	(387)	(140)
Increase (decrease) in accrued taxes	(10,495)	12,619	(4,967)	2,601
(Decrease) increase in interest payable	(2,365)	18,110	(7,531)	(346)
Decrease in accrued liabilities	(16,083)	10,882	(12,682)	12,342

Net cash provided by (used in) operating activities	77,365	92,037	(50,924)	73,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,666)	(28,851)	(5,693)	(23,846)
Acquisition of the Company	(10,842)	(1,642,061)	—	1,356
Franchise store conversions	404	77	—	21
Acquisition of intangibles	(1,000)	—	—	—
Store acquisition costs	(321)	(489)	(555)	(965)

Net cash used in investing activities	(60,425)	(1,671,324)	(6,248)	(23,434)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of new equity	—	552,291	—	—
Return of capital to Parent company	(832)	(314)	—	(18,618)
Contribution from selling shareholders	—	—	463,393	—
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	—	—	(49,934)
Borrowings from new revolving credit facility	5,375	10,500	—	—
Payments on new revolving credit facility	—	(10,500)	—	—
Borrowings from new senior credit facility	—	675,000	—	—
Proceeds from issuance of new senior sub notes	—	110,000	—	—
Proceeds from issuance of new senior notes	—	297,000	—	—
Redemption of 8 5/8% senior notes	—	—	(150,000)	—
Redemption of 8 1/2% senior notes	—	—	(215,000)	—
Payment of 2003 senior credit facility	—	—	(55,290)	—
Payments on long-term debt	(7,974)	(6,021)	(334)	(41,974)
Financing fees	—	(29,298)	—	(1,674)

Net cash (used in) provided by financing activities	(3,431)	1,598,658	42,769	(112,200)

Effect of exchange rate on cash	(56)	(29)	(165)	55

Net increase (decrease) in cash	13,453	19,342	(14,568)	(61,933)
Beginning balance, cash	28,854	9,512	24,080	86,013

Ending balance, cash	$42,307	$28,854	$9,512	$24,080

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF BUSINESS
     General Nature of Business. General Nutrition Centers, Inc. (“GNC” or the “Company”), a Delaware corporation, is a leading specialty retailer of nutritional supplements, which include: vitamins, minerals and herbal supplements (“VMHS”), sports nutrition products, diet products and other wellness products.
     The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail; Franchising; and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through www.gnc.com and www.drugstore.com. Franchise stores are located in the United States and 49 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
     Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of GNC Acquisition Holdings Inc. (the “Merger”). The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. (“ACOF”) and Ontario Teachers’ Pension Plan Board (“OTPP”), (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. The following reconciles the total merger consideration to the cash purchase price:

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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 consolidated federal tax return. The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses (“NOL’s”) created as a result of the Merger.
     In connection with the Merger on March 16, 2007, the Company issued $300.0 million aggregate principal amount of Senior Floating Rate Toggle Notes due 2014 and $110.0 million aggregate principal amount of 10.75% Senior Subordinated Notes due 2015. In addition, the Company obtained a senior credit facility comprised of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The Company borrowed the entire $675.0 million under the term loan facility and $10.5 million under the revolving credit facility to fund a portion of the acquisition price. The Company utilized proceeds from the new debt to repay its December 2003 senior credit facility, its 8 5/8% senior notes issued in January 2005, and its 8 1/2% senior subordinated notes issued in December 2003. The Company contributed the remainder of the debt proceeds, after payment of fees and expenses, to a newly formed, wholly owned subsidiary, which then loaned such net proceeds to GNC Parent Corporation. GNC Parent Corporation used those proceeds, together with the equity contributions, to repay GNC Parent Corporation’s outstanding floating rate senior PIK notes issued in November 2006, pay the merger consideration, and pay fees and expenses related to the Merger transactions.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 16, 2007
(in thousands)

Assets:
Current assets	$480,230
Goodwill	626,259
Other intangible assets	901,661
Property, plant and equipment	181,765
Other assets	16,813

Total assets	$2,206,728

Liabilities:
Current liabilities	232,943
Long-term debt	10,773
Deferred tax liability	257,732
Other liabilities	52,321

Total liabilities	$553,769

Fair value of net assets acquired	$1,652,959

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
     The financial statements as of December 31, 2008 and 2007 reflect periods subsequent to the Merger and include the accounts of the Company and its wholly owned subsidiaries. Included for the year ended 2008 and for the period from March 16, 2007 through December 31, 2007 are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Accordingly, the accompanying financial statements for the periods prior to the Merger are labeled as “Predecessor” and the periods subsequent to the Merger are labeled as “Successor”.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.2 million at December 31, 2008 and $3.6 million at December 31, 2007.
     Book overdrafts of $4.2 million and $4.1 million as of December 31, 2008 and 2007, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of December 31, 2008 and 2007, or any balance on any given date.
     For the year ended December 31, 2008, the Company revised the presentation of changes in book overdrafts from a financing activity to an operating activity in its consolidated statement of cash flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase (decrease) in cash; however, it changed the cash provided by (used in) operating activities for the period from March 16, 2007 through December 31, 2007, the period from January 1, 2007 through March 15, 2007 and the year ended December 31, 2006 from $87.9 million, $(46.8) million and $74.6 million, respectively, as previously disclosed in the prior year Annual Report on Form 10-K, to $92.0 million, $(50.9) million and $73.6 million, respectively, with a corresponding change in the cash flows provided by (used in) financing activities for the period from March 16 through December 31, 2007, the period from January 1, 2007 through March 15, 2007 and the year ended December 31, 2006 from $1,602.8 million, $38.3 million and $(113.1) million, respectively, to $1,598.7 million, $42.8 million and $(112.2) million, respectively.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     Notes Receivable. The Company offers financing to qualified franchisees in connection with the initial purchase of a franchise store. The notes offered by the Company to its franchisees are demand notes, payable monthly over a period ranging from five to seven years. Interest accrues principally at an annual rate that ranges from 9.5% to 13.75%, based on the amount of initial deposit, and is payable monthly. Allowances for these receivables are recognized in accordance with the Company’s policy described in the Accounts Receivable and Allowance for Doubtful Accounts policy.
     Property, Plant and Equipment. Property, plant and equipment expenditures are recorded at cost. As a result of the Merger, the remaining estimated useful lives of already-existing property and equipment were reevaluated on a prospective basis using the fair values determined at the date of the Merger. These remaining useful lives ranged from one year to sixteen years across all asset classes with the exception of buildings, whose useful lives ranged from fifteen to thirty seven years. Depreciation and amortization are recognized using the straight-line method over the estimated useful life of the property. Fixtures are depreciated over three to fifteen years, and equipment is generally depreciated over ten years. Computer equipment and software costs are generally depreciated over three to five years. Amortization of improvements to retail leased premises is recognized using the straight-line method over the estimated useful life of the improvements, or over the life of the related leases including renewals that are reasonably assured, whichever period is shorter. Buildings are depreciated over forty years and building improvements are depreciated over the remaining useful life of the building. The Company records tax depreciation in conformity with the provisions of applicable tax law.
     Expenditures that materially increase the value or clearly extend the useful life of property, plant and equipment are capitalized in accordance with the policies outlined above. Repair and maintenance costs incurred in the normal operations of business are expensed as incurred. Gains from the sale of property, plant and equipment are recognized in current operations.
     The Company recognized depreciation expense of property, plant and equipment of $31.6 million for the year ended December 31, 2008, $6.5 million for the period January 1 to March 15, 2007, $20.8 million for the period March 16 to December 31, 2007, $34.6 million for the year ended December 31, 2006.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company also sells gift cards to its customers. Revenue from gift cards is recognized when the gift card is redeemed. These gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, referred to as “breakage”. The Company first sold gift cards in late 2001 and the Company began to recognize gift card breakage revenue in 2008, when the likelihood of redemption became remote. Total revenue for 2008 includes $0.6 million related to this initial recognition of gift card breakage revenue.
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
     Vendor Allowances. The Company enters into two main types of arrangements with certain vendors, the most significant of which results in the Company receiving credits as sales rebates based on arrangements with such vendors (“sales rebates”). The Company also enters into arrangements with certain vendors through which the Company receives rebates for purchases during the year typically based on volume discounts (“volume rebates”). As the right of offset exists under these arrangements, rebates received under both arrangements are recorded as a reduction in the vendors’ accounts payable balances on the balance sheet and represent the estimated amounts due to GNC under the rebate provisions of such

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
contracts. Rebates are presented as a reduction in accounts payable and are immaterial at December 31, 2008 and 2007. The corresponding rebate income is recorded as a reduction of cost of goods sold, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. For volume rebates, the appropriate level of such income is derived from the level of actual purchases made by GNC from suppliers. The amount recorded as a reduction to cost of goods sold was $29.3 million for the year ended December 31, 2008, $6.6 million for the period from January 1 to March 15, 2007, $20.9 million for the period from March 16 to December 31, 2007, and $23.8 million for the year ended December 31, 2006.
     Distribution and Shipping Costs. The Company bills franchisees and third-party customers shipping and transportation costs and reflects these charges in revenue. The unreimbursed costs that are associated with these costs are included in cost of sales.
     Research and Development. Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recognized $0.9 million for the year ended December 31, 2008, $0.1 million for the period January 1 to March 15, 2007, $0.5 million for the period from March 16 to December 31, 2007, and $0.8 million in research and development costs for the year ended December 31, 2006. These costs are included in Other SG&A costs in the accompanying financial statements.
     Advertising Expenditures. The Company recognizes advertising, promotion and marketing program costs the first time the advertising takes place with exception to the costs of producing advertising, which are expensed as incurred during production. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized $55.1 million for the year ended December 31, 2008, $20.5 million for the period January 1 to March 15, 2007, $35.0 million of the period March 16 to December 31, 2007 and $50.7 million in advertising expense for the year ended December 31, 2006.
     The Company has a balance of unused barter credits on account with a third-party barter agency. The Company generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29”, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of December 31, 2008 and 2007, the available credit balance was $8.5 million. The barter credits are available for use through March 31, 2009.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
expense over the life of the related lease. The Company determines the period used for the straight-line rent expense for leases with option periods and conforms it to the term used for amortizing improvements.
     The Company leases an approximately 300,000 square foot facility in Greenville, South Carolina where the majority of its proprietary products are manufactured. The Company also leases a 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing, and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to “fee-in-lieu-of-taxes” arrangements with the counties in which the facilities are located, but the Company retains the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. As part of a tax incentive arrangement, the Company assigned the facilities to the counties and leases them back under operating leases. The Company leases the facilities from the counties where located, in lieu of paying local property taxes. Upon exercising its right to purchase the facilities back from the counties, the Company will be subject to the applicable taxes levied by the counties. In accordance with SFAS No. 98, “Accounting for Leases,” the purchase option in the lease agreements prevent sale-leaseback accounting treatment. As a result, the original cost basis of the facilities remains on the balance sheet and continues to be depreciated.
     The Company leases a 210,000 square foot distribution center in Leetsdale, Pennsylvania and a 112,000 square foot distribution center in Phoenix, Arizona. The Company conducts additional manufacturing that it performs for wholesalers or retailers of third-party products, and until the sale of the Australia facility, had additional warehousing at leased facilities located in New South Wales, Australia. The Company also has operating leases for its fleet of distribution tractors and trailers and fleet of field management vehicles. In addition, the Company also has a minimal amount of leased office space in California, Florida, and Canada. The expense associated with leases that have escalating payment terms is recognized on a straight-line basis over the life of the lease. See the footnote, “Long-Term Lease Obligations.”
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
     Deferred Financing Fees. Costs related to the financing of the Senior Subordinated Notes issued in December 2003, 8 5/8% Senior Notes and the December 2003 senior credit facility were capitalized and were being amortized over the term of the respective debt. As of March 15, 2007, the remaining deferred financing fees were written off as the debt was extinguished as a part of the Merger. In conjunction with the Merger, $29.3 million in costs related to the financing of new debt were capitalized and are being amortized over the life of the new debt. Accumulated amortization as of December 31, 2008 and 2007 were $6.8 million and $2.9 million, respectively.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     For the year ended December 31, 2008 the Company will file a consolidated federal income tax return. For state income tax purposes, the Company will file on both a consolidated and separate return basis in the states in which it conducts business. The Company filed in a consistent manner for the years ended December 31, 2007 and 2006.
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
     Self-Insurance. The Company has procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. The Company is self-insured for such areas as: (1) medical benefits; (2) worker’s compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to the Company’s tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. The Company is not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. The Company’s associated liability for this self-insurance was not significant as of December 31, 2008 and 2007.
     The Company carries product liability insurance with a retention of $3.0 million per claim with an aggregate cap on retained losses of $10.0 million. The Company carries general liability insurance with retention of $110,000 per claim with an aggregate cap on retained losses of $600,000. The majority of the Company’s workers’ compensation and auto insurance are in a deductible/retrospective plan. The Company reimburses the insurance company for the workers compensation and auto liability claims, subject to a $250,000 and $100,000 loss limit per claim, respectively.
     As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $250,000 per individual per plan year with a maximum lifetime benefit limit of $2.0 million per individual. The Company has no additional liability once a participant exceeds the $2.0 million ceiling. The Company’s liability for medical claims is included as a component of accrued benefits in the “Accrued Payroll and Related Liabilities” footnote and was $2.2 million and $1.9 million as of December 31, 2008 and 2007, respectively.
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
     Foreign Currency. For all foreign operations, the functional currency is the local currency. In accordance with SFAS No. 52, “Foreign Currency Translation”, assets and liabilities of those operations, denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. At December 31, 2008 and 2007, the accumulated foreign currency (loss)/gain amount was $(2.0) million and $2.7 million, respectively. Gains or losses resulting from foreign currency transactions are included in results of operations.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     Financial Instruments and Derivatives. As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. To achieve these objectives, the Company primarily uses interest rate swap agreements to manage exposure to interest rate changes related to its senior credit facility borrowings. These interest rate swap agreements are primarily designated as cash flow hedges. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The changes in the fair value of the hedges are reported in other long term assets or liabilities in the consolidated balance sheet. At December 31, 2007, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of $300.0 million of debt from floating to fixed interest rates. During the third quarter, the Company entered into two new forward agreements with start dates of the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). In addition, during the third quarter of 2008, the Company entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from floating to fixed interest rate. The outstanding agreements mature between April 2009 and September 2011. The Company would have paid $18.9 million ($12.0 million net of tax) and $5.6 million ($3.6 million net of tax) at December 31, 2008 and 2007, respectively, to settle the interest rate swap agreements, which represent the fair value of these agreements. In addition the Company recorded accrued interest of $0.7 million and interest receivable of $0.2 million, at December 31, 2008 and 2007, respectively, for current amounts due under the agreements.
Recently Issued Accounting Pronouncements.
     In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The Company adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 23) for financial assets and liabilities.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. RECEIVABLES
     Receivables at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Trade receivables	$88,913	$83,107
Other	4,278	4,768
Allowance for doubtful accounts	(4,147)	(3,337)
Related party	369	128

	$89,413	$84,666

NOTE 4. INVENTORIES
     Inventories at each respective period consisted of the following:

	December 31, 2008
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$311,218	$(9,275)	$301,943
Work-in-process, bulk product and raw materials	57,995	(1,111)	56,884
Packaging supplies	4,827	—	4,827

	$374,040	$(10,386)	$363,654

	December 31, 2007
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$287,430	$(8,578)	$278,852
Work-in-process, bulk product and raw materials	51,755	(1,281)	50,474
Packaging supplies	4,823	—	4,823

	$344,008	$(9,859)	$334,149

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company’s deferred tax assets and liabilities at each respective period consisted of the following:

	December 31, 2008			December 31, 2007
	(in thousands)
	Assets	Liabilities	Net	Assets	Liabilities	Net
Deferred tax:
Current assets (liabilities):
Operating reserves	$4,510	$—	$4,510	$6,098	$—	$6,098
Deferred revenue	12,002	—	12,002	12,084	—	12,084
Prepaid expenses	—	(10,292)	(10,292)	—	(8,520)	(8,520)
Accrued worker compensation	1,845	—	1,845	1,680	—	1,680
Foreign tax credits	2,858	—	2,858	4,675	—	4,675
Other	562	(30)	532	1,406	(394)	1,012

Total current	$21,777	$(10,322)	$11,455	$25,943	$(8,914)	$17,029

Non-current assets (liabilities):
Intangibles	$—	$(305,644)	$(305,644)	$—	$(303,319)	$(303,319)
Fixed assets	9,945	—	9,945	12,771	—	12,771
Stock compensation	1,638	—	1,638	694	—	694
Net operating loss carryforwards	12,743	—	12,743	23,726	—	23,726
Interest rate swap	6,880	—	6,880	2,051	—	2,051
Foreign tax credits	3,950	—	3,950	—	—	—
Other	4,475	—	4,475	7,244	—	7,244
Valuation allowance	(11,990)	—	(11,990)	(10,955)	—	(10,955)

Total non-current	$27,641	$(305,644)	$(278,003)	$35,531	$(303,319)	$(267,788)

Total net deferred taxes	$49,418	$(315,966)	$(266,548)	$61,474	$(312,233)	$(250,759)

     As of December 31, 2008 and 2007, the Company had deferred tax assets relating to state NOLs in the amount of $12.7 million and $12.9 million, respectively. With the exception of $0.8 million and $2.0 million of deferred tax assets as of December 31, 2008 and 2007, respectively, a valuation allowance was provided for all the state NOLs as the Company believes that these NOLs, with lives ranging from five to twenty years, will not be realizable prior to their expiration.
     Deferred income taxes were not provided on cumulative undistributed earnings of international subsidiaries, at December 31, 2008 and 2007, as unremitted earnings of the Company’s non-U.S. subsidiaries were determined to be permanently reinvested.
     Income before income taxes consisted of the following components:

	Successor		Predecessor
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
			(in thousands)

Domestic	$79,840	$25,607	$(63,672)	$56,453
Foreign	6,941	5,977	1,661	3,148

Total income before income taxes	$86,781	$31,584	$(62,011)	$59,601

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     Income tax expense/(benefit) for all periods consisted of the following components:

	Successor		Predecessor
		Period	Period
	Year ended	March 16 -	January 1 -	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
				(in thousands)
Current:
Federal	$3,082	$—	$(21,547)	$21,675
State	3,391	462	(279)	2,299
Foreign	1,157	2,835	444	1,840

	7,630	3,297	(21,382)	25,814

Deferred:
Federal	22,753	8,266	9,984	(3,695)
State	1,618	1,037	701	107
Foreign	—	—	—	—

	24,371	9,303	10,685	(3,588)

Income tax expense (benefit)	$32,001	$12,600	$(10,697)	$22,226

     The following table summarizes the differences between the Company’s effective tax rate for financial reporting purposes and the federal statutory tax rate.

	Successor		Predecessor
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006

Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Increase/(decrease):
Other permanent differences	1.1%	2.0%	(17.4%)	(1.1%)
State income tax, net of federal tax benefit	3.8%	3.1%	(0.4%)	3.5%
Federal tax credits	(3.0%)	(0.2%)	0.1%	(0.1%)

Effective income tax rate	36.9%	39.9%	17.3%	37.3%

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) which applies to all open tax positions accounted for in accordance with SFAS 109. This Interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additionally, as a result of the implementation of FIN 48, the Company recorded $15.0 million of

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     After the recognition of these items in connection with the implementation of FIN 48, the total liability for unrecognized tax benefits at January 1, 2007 was $14.2 million. At December 31, 2008 and 2007, the Company had a liability of $5.5 million and $6.9 million, respectively, for unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were $1.2 million and $0.7 million as of December 31, 2008 and 2007, respectively.
     As of December 31, 2008, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it operates. The Company has been audited by the Internal Revenue Service, (“IRS”), through its December 4, 2003 tax year. The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS is expected to issue an examination report in 2009. The Company has various state and local jurisdiction tax years open to examination (earliest open period 2003), and the Company also has certain state and local jurisdictions currently under audit. As of December 31, 2008, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor		Predecessor
	Year Ended	Period	Period
	December 31,	March 16 -	January 1 -
	2008	December 31, 2007	March 15, 2007
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$6,871	$15,771	$14,190
Additions for tax positions taken during current period	1,620	617	1,581
Reductions for tax positions taken during prior periods	(2,059)	(235)	—
Expiration of statute of limitations	(890)	(9,282)	—

Balance of unrecognized tax benefits at end of period	$5,542	$6,871	$15,771

     At December 31, 2008, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.6 million. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to our effective income tax rate in the period of resolution.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. OTHER CURRENT ASSETS
     Other current assets at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Current portion of franchise note receivables	$871	$1,598
Less: allowance for doubtful accounts	(240)	(256)
Prepaid rent	12,992	12,806
Prepaid insurance	5,590	5,877
Prepaid income tax	11,138	3,122
Prepaid payroll tax	3,684	—
Other current assets	13,917	10,327

	$47,952	$33,474

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
     Management utilized various resources in arriving at its, final fair value adjustments that were made to the Company’s financial statements as of March 16, 2007. In connection with the Merger, final fair values were assigned to various other intangible assets. The Company’s brands were assigned a final fair value representing the longevity of the Company name and general recognition of the product lines. The Gold Card program was assigned a final fair value representing the underlying customer listing, for both the Retail and Franchise segments. The retail agreements were assigned a final fair value reflecting the opportunity to expand the Company stores within a major drug store chain and on military facilities. A final fair value was assigned to the agreements with the Company’s franchisees, both domestic and international, to operate stores for a contractual period. Final fair values were assigned to the Company’s manufacturing and wholesale segments for production and continued sales to certain customers.
     For the year ended December 31, 2008, for the period from January 1, 2007 to March 15, 2007, and the period from March 16, 2007 to December 31, 2007, the Company acquired 33, 17 and 44 franchise stores, respectively. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the year ended December 31, 2008, the total purchase price associated with these acquisitions was $1.7 million, of which $0.3 million was paid in cash. For the period from January 1, 2007 to March 15, 2007, the total purchase price associated with these acquisitions was $1.3 million, of which $0.6 million was paid in cash. For the period from March 16, 2007 to December 31, 2007, the total purchase price associated with these acquisitions was $1.2 million, of which $0.5 million was paid in cash.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the Company’s goodwill activity.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Predecessor
Balance at December 31, 2006	$26,678	$53,898	$446	$81,022
Acquired franchise stores	161	—	—	161

Balance at March 15, 2007	$26,839	$53,898	$446	$81,183

Successor

Balance at March 16, 2007	$238,296	$126,971	$209,356	$574,623
Purchase accounting adjustments	24,149	(9,668)	(6,515)	7,966
Other adjustments	43,670	—	—	43,670
Acquired franchise stores	11	—	—	11

Balance at December 31, 2007	$306,126	$117,303	$202,841	$626,270

Acquired franchise stores	351	—	—	351
Other adjustments	(3,712)	—	—	(3,712)

Balance at December 31, 2008	$302,765	$117,303	$202,841	$622,909

     During the period from March 16, 2007 to December 31, 2007, the Company made purchase accounting adjustments, which consisted principally of a $12.0 million pre-tax adjustment related to pre-acquisition contingencies. The remaining adjustments related to finalizing the valuation of intangible assets and property, plant, and equipment.
     During the year ended December 31, 2008 and the period from March 16, 2007 to December 31, 2007, the Company recorded adjustments of $(3.7) million and $43.7 million related to income taxes, respectively. The adjustment for the period March 16, 2007 to December 31, 2007 was primarily due to $45.3 million in adjustments to revise deferred taxes related to the Merger. This adjustment resulted in a corresponding increase to goodwill. The 2008 adjustment relates principally to foreign tax credits from amended federal returns.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     Intangible assets other than goodwill consisted of the following at each respective period.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Predecessor
Balance at December 31, 2006	$—	$67,476	$144,524	$21,352	$1,710	$235,062
Acquired franchise stores	—	—	—	—	207	207
Amortization expense	—	—	—	(609)	(256)	(865)

Balance at March 15, 2007	$—	$67,476	$144,524	$20,743	$1,661	$234,404

Successor

Balance at March 16, 2007	$3,300	$500,000	$220,000	$178,000	$1,661	$902,961
Purchase accounting adjustments	5,700	—	—	(7,000)	—	(1,300)
Acquired franchise stores	—	—	—	—	252	252
Other additions	—	—	—	150	—	150
Amortization expense	(2,959)	—	—	(5,448)	(784)	(9,191)

Balance at December 31, 2007	$6,041	$500,000	$220,000	$165,702	$1,129	$892,872

Acquired franchise stores	—	—	—	—	195	195
Other additions	—		—	1,000	—	1,000
Amortization expense	(3,585)	—	—	(6,683)	(623)	(10,891)

Balance at December 31, 2008	$2,456	$500,000	$220,000	$160,019	$701	$883,176

     The following table represents the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	December 31, 2008			December 31, 2007
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
				(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(2,545)	955	3,500	(1,155)	2,345
Gold card — franchise	3	5,500	(3,999)	1,501	5,500	(1,804)	3,696
Retail agreements	25-35	31,000	(2,038)	28,962	31,000	(985)	30,015
Franchise agreements	25	70,000	(5,016)	64,984	70,000	(2,217)	67,783
Manufacturing agreements	25	70,000	(5,017)	64,983	70,000	(2,216)	67,784
Other intangibles	5	1,150	(60)	1,090	150	(30)	120
Franchise rights	1-5	2,108	(1,407)	701	1,913	(784)	1,129

		$903,258	$(20,082)	$883,176	$902,063	$(9,191)	$892,872

     The following table represents future estimated amortization expense of intangible assets with finite lives:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimated
amortization
Years ending December 31,	expense
(in thousands)

2009	9,408
2010	7,439
2011	6,942
2012	6,857
2013	6,853
Thereafter	125,677

Total	$163,176

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Land, buildings and improvements	$59,718	$59,381
Machinery and equipment	71,230	53,406
Leasehold improvements	63,701	54,897
Furniture and fixtures	38,682	32,371
Software	12,537	8,138
Construction in progress	9,301	2,527

Total property, plant and equipment	$255,169	$210,720
Less: accumulated depreciation	(49,015)	(19,872)

Net property, plant and equipment	$206,154	$190,848

     The Company is a 50% limited partner in a partnership that owns and manages the building that houses the Company’s corporate headquarters. The Company occupies the majority of the available lease space of the building. The general partner is responsible for the operation and management of the property and reports the results of the partnership to the Company. The Company has consolidated the limited partnership, net of elimination adjustments, in the accompanying financial statements. Minority interest has been reflected in the accompanying financial statements as the partnership had sustained cumulative net losses from inception; however, during 2007, an insignificant net profit was realized.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER LONG-TERM ASSETS
     Other assets at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Long-term franchise notes receivables	$1,197	$1,413
Less: allowance for doubtful accounts	—	(282)
Long-term deposit	511	719
Other	810	3,243

	$2,518	$5,093

     Annual maturities of the Company’s long term and current (see current portion in Note 6, “Other Current Assets”) franchise notes receivable at December 31, 2008 are as follows:

Years ending December 31,	Receivables
(in thousands)
2009	871
2010	412
2011	323
2012	244
2013	218

Total	$2,068

NOTE 10. ACCRUED PAYROLL AND RELATED LIABILITIES
     Accrued payroll and related liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Accrued payroll	$14,592	$22,533
Accrued taxes and benefits	7,990	4,944

Total	$22,582	$27,477

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. OTHER CURRENT LIABILITIES
     Other current liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Deferred revenue	$32,465	$32,558
Payable to former shareholders	12,954	13,663
Accrued occupancy	4,219	4,829
Accrued worker compensation	5,069	4,634
Accrued taxes	5,111	6,072
Accrued settlements	3,000	9,040
Other current liabilities	11,491	11,839

Total	$74,309	$82,635

     Deferred revenue consists primarily of Gold Card and gift card deferrals.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. LONG-TERM DEBT / INTEREST
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
     Long-term debt at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
2007 Senior credit facility	$668,563	$669,937
Senior Toggle Notes	297,585	297,247
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	8,557	9,774
Capital leases	41	23
Less: current maturities	(13,509)	(8,031)

Total	$1,071,237	$1,078,950

     At December 31, 2008, the Company’s total debt principal maturities are as follows:

		Senior	10.75% Senior
Years Ending	2007 Senior	Toggle	Subordinated	Mortgage Loan/
December 31,	Credit Facility	Notes (a)	Notes	Capital Leases	Total
			(in thousands)
2009	12,128	—	—	1,381	13,509
2010	6,750	—	—	1,476	8,226
2011	6,750	—	—	1,582	8,332
2012	6,750	—	—	1,695	8,445
2013	636,185	—	—	1,812	637,997
Thereafter	—	300,000	110,000	652	410,652

	$668,563	$300,000	$110,000	$8,598	$1,087,161

(a)  The Senior Toggle Notes include the balance of the initial original issue discount of approximately $3.0 million.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s net interest expense for each respective period is as follows:

	Successor		Predecessor
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
	(in thousands)
2003 Senior credit facility
Term Loan	$—	$—	$918	$7,327
Revolver	—	—	132	639
8 5/8% Senior Notes	—	—	3,807	12,938
8 1/2 % Senior Subordinated Notes	—	—	2,695	18,275
Call premiums	—	—	23,159	—
Deferred financing fees	3,907	2,922	589	3,856
Deferred fee writedown- early extinguishment	—	—	11,680	—
2007 Senior credit facility
Term Loan	43,302	41,165	—	—
Revolver	482	374	—	—
Senior Toggle Notes	23,671	23,455	—	—
10.75% Senior Subordinated Notes	11,825	9,361	—	—
OID amortization	339	247	—	—
Mortgage	643	680	392	628
Interest income	(1,169)	(2,682)	(336)	(4,095)

Interest expense, net	$83,000	$75,522	$43,036	$39,568

     Accrued interest at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
2007 Senior credit facility	5,564	5,787
Senior Toggle Notes	6,700	8,841
10.75% Senior Subordinated Notes	3,481	3,482

Total	$15,745	$18,110

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     Description of Debt:
     2007 Senior Credit Facility. In connection with the Merger, the Company entered into the 2007 Senior Credit Facility with a syndicate of lenders. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The Company borrowed the entire $675.0 million under the term loan facility, as well as $10.5 million of the $60.0 million revolving credit facility (excluding approximately $9.4 million of letters of credit), to fund the Merger and related transactions. The $10.5 million borrowing under the 2007 senior revolving credit facility was repaid by the end of March 2007. The term loan facility will mature in September 2013. The revolving credit facility will mature in March 2012. The 2007 Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). Subject to certain exceptions, the Credit Agreement requires that 100% of the net cash proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and a specified percentage of excess cash flow for each fiscal year must be used to pay down outstanding borrowings. GNC Corporation, the Company’s direct parent company, and the Company’s existing and future direct and indirect domestic subsidiaries have guaranteed the Company’s obligations under the 2007 Senior Credit Facility. In addition, the 2007 Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of the Company’s equity interests and the equity interests of the Company’s domestic subsidiaries.
     All borrowings under the 2007 Senior Credit Facility bear interest, at the Company’s option, at a rate per annum equal to (i) the higher of (x) the prime rate (as publicly announced by JP Morgan Chase Bank, N.A. as its prime rate in effect) and (y) the federal funds effective rate, plus 0.50% per annum plus, at December 31, 2008, applicable margins of 1.25% per annum for the term loan facility and 1.0% per annum for the revolving credit facility or (ii) adjusted LIBOR plus 2.25% per annum for the term loan facility and 2.0% per annum for the revolving credit facility. In addition to paying interest on outstanding principal under the 2007 Senior Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     In the fourth quarter of 2008, the Company attempted to borrow $6.0 million under the Revolving Credit Facility. As a result of the lender electing to not fund its pro-rata share, the Company received $5.4 million. The Company pays interest based on the aggregate available amount of the credit facility at a per annum rate equal to 0.5%. The Company pays interest on outstanding borrowings on the revolving credit facility at a Eurodollar rate or Adjusted Base Rate (ABR) plus the applicable margin in effect. As of December 31, 2008 and 2007, the ABR was 4.25% and 8.5%, respectively. The Company also pays an additional interest rate of 2.25% per annum on all outstanding letters of credit issued. As of December 31, 2008 and 2007, $6.2 million and $6.5 million, respectively, of the Revolving Credit Facility was utilized to secure letters of credit. The Company had outstanding ABR borrowings under the revolving credit facility of $5.4 million at December 31, 2008. No amounts were outstanding at December 31, 2007.
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
     The Company may redeem some or all of the Senior Toggle Notes at any time at specified redemption prices. If the Company experiences certain kinds of changes in control, it must offer to purchase the notes at 101% of par plus accrued interest to the purchase date.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     In accordance with the terms of the Senior Toggle Notes agreement and the offering memorandum, these notes were required to be exchanged for publicly registered exchange notes within 210 days after the sale of these notes. As required, these notes were registered and the exchange offer was completed on September 28, 2007.
     10.75% Senior Subordinated Notes. In connection with the Merger, the Company completed a private offering of $110.0 million of its 10.75% Senior Subordinated Notes due 2015. The 10.75% Senior Subordinated Notes are the Company’s senior subordinated non collateralized obligations and are subordinated to all the Company’s existing and future senior debt, including the Company’s 2007 Senior Credit Facility and the Senior Toggle Notes and rank equally with all of the Company’s existing and future senior subordinated debt and rank senior to all the Company’s existing and future subordinated debt. The 10.75% Senior Subordinated Notes are guaranteed on a senior subordinated non collateralized basis by each of the Company’s existing and future domestic subsidiaries (as defined in the 10.75% Senior Subordinated Notes indenture). If the Company fails to make payments on the 10.75% Senior Subordinated Notes, the notes guarantors must make them instead. Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year.
     The Company may redeem some or all of the 10.75% Senior Subordinated Notes at any time at specified redemption prices. If the Company experiences certain kinds of changes in control, it must offer to purchase the 10.75% Senior Subordinated Notes at 101% of par plus accrued interest to the purchase date.
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
     The Company expects to fund its operations through internally generated cash and, if necessary, from borrowings under the amount remaining available under the Company’s $60.0 million revolving credit facility. The Company expects its primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. The Company anticipates that cash generated from operations, together with amounts available under the Company’s revolving credit facility, will be sufficient to meet its future operating expenses, capital expenditures and debt service obligations as they become due. However, the Company’s ability to make scheduled payments of principal on, to pay interest on, or to refinance the Company’s indebtedness and to satisfy the Company’s other debt obligations will depend on the Company’s future operating performance, which will be affected by general economic, financial and other factors beyond the Company’s control. The Company believes that it has complied with the Company’s covenant reporting and compliance in all material respects for the year ended December 31, 2008.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Predecessor Debt:
     Senior Credit Facility. In 2003, the Company entered into a senior credit facility with a syndicate of lenders. Our Parent and our domestic subsidiaries guaranteed our obligations under the senior credit facility. The senior credit facility at December 31, 2004 consisted of a $285.0 million term loan facility and a $75.0 million revolving credit facility. This facility was subsequently amended in December 2004. In January 2005, as a stipulation of the December 2004 amendment, we used the net proceeds of their Senior Notes offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under the prior $285.0 million term loan facility. As of December 31, 2007, the balance has been fully paid.
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
     Senior Subordinated Notes. In 2003, the Company issued $215.0 million of its Senior Subordinated Notes. The Senior Subordinated Notes mature on December 1, 2010, and bear interest at the rate of 8 1/2% per annum, which is payable semi-annually in arrears on June 1 and December 1 of each year, beginning with the first payment due on June 1, 2004.
NOTE 13. OTHER LONG TERM LIABILITIES
     Other long term liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Fair value of interest rate swap agreements	$18,902	$5,490
Payable to former shareholders	767	12,771
Liability for unrecognized tax benefits	5,542	6,871
Rent escalations	10,089	9,467
Other	5,684	9,486

Total	$40,984	$44,085

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. FINANCIAL INSTRUMENTS
     At December 31, 2008 and 2007, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Cash and cash equivalents	$42,307	$42,307	$28,854	$28,854
Receivables	89,413	89,413	84,666	84,666
Franchise notes receivable	1,828	1,828	2,473	2,473
Accounts payable	123,577	123,577	101,953	101,953
Long term debt	1,084,746	702,392	1,086,981	1,065,534
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The composition of the Company’s rental expense for all periods presented included the following components:

	Successor		Predecessor
	Year Ended	March 16-	January 1-	Year Ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
	(in thousands)
Retail stores:
Rent on long-term operating leases, net of sublease income	$108,376	$83,867	$20,887	$99,194
Landlord related taxes	15,942	12,138	2,987	14,920
Common operating expenses	31,435	24,659	6,364	28,143
Percent rent	14,159	9,880	2,863	12,035

	169,912	130,544	33,101	154,292
Truck fleet	4,363	3,441	904	4,295
Other	10,831	6,847	4,031	10,505

	$185,106	$140,832	$38,036	$169,092

     Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2008 are as follows:

	Company	Franchise
	Retail	Retail		Sublease
	Stores	Stores	Other	Income	Total
	(in thousands)
2009	$94,665	$22,622	$5,839	$(22,622)	$100,504
2010	75,387	17,814	5,518	(17,814)	80,905
2011	59,915	13,918	4,706	(13,918)	64,621
2012	42,931	8,828	3,593	(8,828)	46,524
2013	28,718	3,730	1,992	(3,730)	30,710
Thereafter	68,334	3,093	3,149	(3,093)	71,483

	$369,950	$70,005	$24,797	$(70,005)	$394,747

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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     On April 17 and 18, 2006, the Company filed pleadings seeking to remove the then-pending Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions were pending. At the same time, the Company filed motions seeking to transfer the then-pending Andro Actions to the U.S. District Court, Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying it with Andro Products, and from whom it sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), had filed for bankruptcy. The Company was successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the U.S. District Court, Southern District of New York based on bankruptcy jurisdiction. The California case, Guzman v. General Nutrition Companies, Inc., was not removed and remains pending in the Superior Court of the State of California for the County of Los Angeles.
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
     On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. On August 25, 2008 plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     California Wage and Break Claim (“Casarez Matter”). On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. Discovery closed on March 9, 2009, and GNC will file a partial motion for summary judgment in March 2009. Trial is set for May 26, 2009.
     California Wage and Break Claim (“Abad Matter”). On November 4, 2008, ninety individual members of the purported class in the Casarez Matter refiled their individual claims against the Company in the Superior Court of the State of California for the County of Orange which was removed to U.S. District Court, Central District of California on February 17, 2009 and assigned to the same judge hearing the related Casarez matter. The Company is vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
     Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC (“GNCF”) and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchise bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiffs’ other claims remain as individual claims in this lawsuit. On March 18, 2009, the Company’s motion for summary judgment was granted. The Company is vigorously defending this matter. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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
     Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a Complaint against General Nutrition Corporation and General Nutrition Centers, Inc. in California Superior Court for Alameda County. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action, brought under California Unfair Competition and False Advertising Law asserts among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
     DiMauro Claim. On December 18, 2008, Plaintiffs Laura and Charles DiMauro filed a personal injury Complaint against General Nutrition Corporation in Circuit Court for Dade County Florida. Plaintiffs allege that Laura DiMauro’s use and consumption of a non-GNC product called “Up Your Gas” resulted in liver failure that required a liver transplant in August 2007. Plaintiffs assert, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
Commitments
     The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled of approximately $28.9 million. The future purchase commitments consisted of $13.6 million of advertising, inventory commitments and spending for website redesign, $12.3 million management services agreement and bank fees and $3.0 million related to future litigation costs. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations of financial condition.
Environmental Compliance
     The South Carolina Department of Health and Environmental Control (DHEC) requested that the Company investigate the Company’s South Carolina facility for a possible source or sources of contamination detected on an adjoining property. The Company has commenced the investigation at the facility as requested by DHEC and will continue such investigation in 2009. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of its potential liability.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     In addition to the foregoing, the Company is subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of its non-hazardous and hazardous substances and wastes, as well as emissions and discharges from our operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in our processes could also cause us to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes the were sent in connection with current or former operations at our facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of our properties or properties at which its waste has been disposed. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. STOCKHOLDER’S EQUITY
     At December 31, 2008 there were 100 shares of Common Stock, par value $.01 per share, outstanding. All of our outstanding stock was owned by our Parent at December 31, 2008.
NOTE 18. STOCK-BASED COMPENSATION PLANS
Stock Options
     The Company adopted SFAS No. 123(R), effective January 1, 2006. The Company selected the modified prospective method, which does not require adjustment to prior period financial statements and measures expected future compensation cost for stock-based awards at fair value on grant date. The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS 123(R), which is consistent with disclosures previously included in prior year financial statements under SFAS 123. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of the date of adoption of SFAS 123(R), the net unrecognized compensation cost, after taking into consideration estimated forfeitures, related to options outstanding was $4.4 million. At December 31, 2008 the net unrecognized compensation cost was $9.0 million and is expected to be recognized over a weighted average period of approximately 3.1 years.
     In 2007, the Board of Directors of the Company of the Parent (the “Board”) and Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the Plan is to enable the Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of our Parent’s Class A common stock reserved and available for the 2007 Plan is 10.4 million shares. Stock options under the Plan generally are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from date of grant. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the Plan.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     In 2006, the Board of Directors of the Company and our Parent approved and adopted the GNC Corporation 2006 Omnibus Stock Incentive Plan (the “2006 Plan”). In 2003 the Board approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “2003 Plan”). Hereafter, collectively referred to as the (“Plans”). The purpose of the Plans is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plans provide for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plans are available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of our Parent’s Common Stock reserved and available for the 2006 Plan is 3.8 million shares and under the 2003 Plan is 4.0 million shares. Stock options under the Plans generally are granted at fair market value, vest over a four-year vesting schedule and expire after seven years from date of grant. If stock options are granted at an exercise price that is less than fair market value at the date of grant, compensation expense is recognized immediately for the intrinsic value. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plans as of December 31, 2006.
     The following table outlines our Parent’s total stock options activity:

		Weighted
		Average
	Total Options	Exercise Price

Outstanding at December 31, 2007	6,714,492	$6.25
Granted	2,350,000	9.48
Exercised	(3,946)	5.00
Forfeited	(172,907)	6.25
Expired	(3,947)	7.50

Outstanding at December 31, 2008	8,883,692	$7.10

Exercisable at December 31, 2008	1,433,026	$6.25

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the year ended December 31, 2008 and for the period from March 16, 2007 to December 31, 2007 was $2.6 million and $1.9 million, respectively. For the period from January 1, 2007 to March 15, 2007, the Company recognized total compensation expense of $4.1 million, of which $3.8 million related to the acceleration of the vesting of these options. The Company recorded $47.0 million as a reduction in equity on March 15, 2007 related to the cancellation of these options. For the year ended December 31, 2006 stock-based compensation expense of $2.5 million included $2.3 million of stock option expense recorded as a result of the adoption of SFAS No. 123(R).
     As of December 31, 2008, the weighted average remaining contractual life of outstanding options was 8.3 years. At December 31, 2008, the weighted average remaining contractual life of exercisable options was 8.0 years. The weighted average fair value of options granted during 2008, 2007, and 2006 was $1.17, $1.61, and $3.74, respectively. The amount of cash received from the exercise of stock options for the year ended December 31, 2006 was $0.6 million and the related tax benefit was $0.2 million.
     As stated above, SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions. The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options through December 31, 2008, 2007 and 2006 option term has been estimated by considering both the vesting period, which is typically for the successor and predecessor plans, five and four years, respectively, and the contractual term of ten and seven years, respectively. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the year ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Dividend yield	0.00%	0.00%	0.00%
Expected option life	7.5 years	7.5 years	5 years
Volatility factor percentage of market price	26.00%-28.40%	23.00% - 25.00%	22.00%
Discount rate	3.08% - 3.64%	4.16% - 4.96%	4.47% - 5.10%
     As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. SEGMENTS
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The following table represents key financial information of the Company’s business segments:

	Successor		Predecessor
	Year Ended	March 16-	January 1-	Year Ended
	December 31,	December 31	March 15,	December 31,
	2008	2007	2007	2006
	(in thousands)

Revenue:
Retail	$1,219,305	$909,264	$259,313	$1,122,670
Franchise	258,020	193,896	47,237	232,289
Manufacturing/Wholesale:
Intersegment (1)	180,070	133,051	35,477	170,310
Third Party	179,404	119,827	23,279	132,157

Sub total Manufacturing/Wholesale	359,474	252,878	58,756	302,467
Sub total segment revenues	1,836,799	1,356,038	365,306	1,657,426
Intersegment elimination (1)	(180,070)	(133,051)	(35,477)	(170,310)

Total revenue	$1,656,729	$1,222,987	$329,829	$1,487,116

(1) Intersegment revenues are eliminated from consolidated revenue.

Operating income (loss):
Retail	$140,916	$106,448	$28,249	$127,444
Franchise	80,816	55,000	14,518	64,060
Manufacturing/Wholesale	67,378	38,915	10,267	51,040
Unallocated corporate and other costs:
Warehousing and distribution costs	(54,266)	(40,697)	(10,667)	(50,706)
Corporate costs	(65,063)	(52,560)	(26,739)	(91,466)
Merger-related costs	—	—	(34,603)	—
Other expense	—	—	—	(1,203)

Sub total unallocated corporate and other costs	(119,329)	(93,257)	(72,009)	(143,375)

Total operating income (loss)	169,781	107,106	(18,975)	99,169

Interest expense, net	83,000	75,522	43,036	39,568

Income before income taxes	86,781	31,584	(62,011)	59,601
Income tax expense	32,001	12,600	(10,697)	22,226

Net income	$54,780	$18,984	$(51,314)	$37,375

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Successor		Predecessor
	Year Ended	March 16-	January 1-	Year Ended
	December 31,	December 31	March 15,	December 31,
	2008	2007	2007	2006
	(in thousands)
Depreciation and amortization:
Retail	$21,449	$14,806	$4,114	$22,143
Franchise	5,001	4,025	365	1,837
Manufacturing / Wholesale	9,783	7,014	1,714	8,364
Corporate / Other	6,220	4,156	1,183	6,834

Total depreciation and amortization	$42,453	$30,001	$7,376	$39,178

Capital expenditures:
Retail	$33,074	$18,347	$4,778	$15,440
Franchise	7	4	—	—
Manufacturing / Wholesale	11,108	6,694	285	5,933
Corporate / Other	4,477	3,806	630	2,473

Total capital expenditures	$48,666	$28,851	$5,693	$23,846

Total assets
Retail	$1,263,229	$1,242,999	$472,131	$485,153
Franchise	471,247	476,685	273,348	275,530
Manufacturing / Wholesale	436,018	426,250	129,438	133,899
Corporate / Other	121,514	93,698	106,348	74,203

Total assets	$2,292,008	$2,239,632	$981,265	$968,785

Geographic areas
Total revenues:
United States	$1,567,641	$1,156,806	$314,804	$1,413,650
Foreign	89,088	66,181	15,025	73,466

Total revenues	$1,656,729	$1,222,987	$329,829	$1,487,116

Long-lived assets:
United States	$201,787	$189,416	$181,617	$171,609
Foreign	6,885	6,526	3,323	3,223

Total long-lived assets	$208,672	$195,942	$184,940	$174,832

     The following table represents sales by general product category. The category “Other” includes other wellness products sales from the Company’s point of sales system and certain required accounting adjustments of $4.7 million for 2008, ($0.6) million for the period from January 1 to March 15, 2007, $5.0 million for the period from March 16 to December 31, 2007, $0.1 million for 2006.

	Successor		Predecessor
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31	March 15,	December 31,
U.S Retail Product Categories:	2008	2007	2007	2006
	(in thousands)
VMHS	$465,245	$342,731	$98,447	$421,458
Sports Nutrition Products	410,133	299,035	87,983	375,607
Diet and Weight Management Products	148,158	120,099	36,647	161,657
Other Wellness Products	106,681	81,218	21,211	96,186

Total U.S. Retail revenues	1,130,217	843,083	244,288	1,054,908
Canada retail revenues (1)	89,088	66,181	15,025	67,762

Total Retail Revenue	$1,219,305	$909,264	$259,313	$1,122,670

(1)	Product sales for Canada are managed in local currency, therefore the total results are reflected in this table.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     Once the franchised store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is renewed. The Company recognized initial franchise fees of $3.3 million for the year ended December 31, 2008, $1.4 million for the period March 16 to December 31, 2007, $0.3 million for the period from January 1 to March 15, 2007, and $1.5 million for the year ended December 31, 2006.
The following is a summary of our franchise revenue by type:

	Successor		Predecessor
	Year Ended	March 16 —	January 1 —	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
	(in thousands)
Product sales	$209,662	$160,665	$38,409	$191,707
Royalties	35,147	25,990	7,102	32,641
Franchise fees	5,676	3,013	810	3,532
Other	7,535	4,228	916	4,409

Total franchise revenue	$258,020	$193,896	$47,237	$232,289

NOTE 21. SUPPLEMENTAL CASH FLOW INFORMATION
     The Company remitted cash payments for federal and state income taxes of $18.1 million, $1.2 million, and $23.2 million for the year ended December 31, 2008, for the period January 1 to March 15, 2007, and for the year ended December 31, 2006, respectively. The Company received cash refunds of $19.7 million, net of tax payments for the period from March 16 to December 31, 2007.
     The Company remitted cash payments for interest expense related to outstanding debt of $80.1 million, $38.7 million, $56.8 million, and $40.2 million for the year ended December 31, 2008, the period from January 1 to March 15, 2007, the period from March 16 to December 31, 2007, and for the year ended December 31, 2006, respectively.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. RETIREMENT PLANS
     The Company sponsors a 401(k) defined contribution savings plan covering substantially all employees. Full time employees who have completed 30 days of service and part time employees who have completed 1,000 hours of service are eligible to participate in the plan. The plan provides for employee contributions of 1% to 80% of individual compensation into deferred savings, subject to IRS limitations. The plan provides for Company contributions upon the employee meeting the eligibility requirements. The contribution match was temporarily suspended as of June 30, 2003, and was reinstated in January 2004. Effective April 1, 2005, the Company match consists of both a fixed and a discretionary match which is based on a specified financial target for all participants in the plan. The fixed match is 50% on the first 3% of the salary that an employee defers and the discretionary match could be up to an additional 100% match on the 3% deferral. A discretionary match can be approved at any time by the Company.
     An employee becomes vested in the Company match portion as follows:

Percent
Years of Service	Vested
0-1	0%
1-2	33%
2-3	66%
3+	100%
     The Company made cash contributions of $1.2 million for the year ended December 31, 2008, $0.3 million for the period January 1 to March 15, 2007, $0.9 million for the period March 16 to December 31, 2007 and $1.2 million for the year ended December 31, 2006. In addition, the Company made a discretionary match for the 2006 plan year of $1.2 million in February 2007, for the 2007 plan year of $0.6 million in April 2008 and for the 2008 plan year of $0.6 million in March 2009.
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
NOTE 23. FAIR VALUE MEASUREMENTS
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)

Other long-term liabilities	$1,496	$18,902	$—
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24. RELATED PARTY TRANSACTIONS
     Successor:
     Management Services Agreement. Upon consummation of the Merger, the Company entered into a services agreement with its Parent, GNC Acquisition Holdings Inc (“Holdings”). Under the agreement, Holdings agreed to provide the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The company agreed to provide customary indemnifications to Holdings and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Holdings for services rendered in connection with the Merger. As of December 31, 2008, $2.7 million had been paid pursuant to this agreement.
     Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, of which various Ares fund portfolios, which are related to one of our sponsors, are investors. As of December 31, 2008 and 2007, certain affiliates of Ares Management LLC held approximately $63.9 million and $64.5 million, respectively of term loans under the Company’s 2007 Senior Credit Facility.
     Stock Purchase. During the third and fourth quarter of 2008, Axcel Partners III, LLC, of which an officer and director of the Company is a member, purchased 273,215 shares of Common Stock of Holdings at a price of $6.82 per share, for an aggregate purchase price of $1.9 million and 45,478 shares of Common Stock of Holdings at a price of $7.08 per share, for an aggregate purchase price of $0.3 million, respectively and 110,151 and 18,710 shares of Preferred Stock of Holdings at a price of $5.00 per share plus accrued and unpaid dividends through the dates of purchase, for an aggregate purchase price of $0.6 million and $0.1 million, respectively.
     Lease Agreements. General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 21 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada. Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of our parent. The aggregate value of the leases is approximately $10.4 million, together with certain future landlord related costs, of which $2.5 million was paid for the year ended December 31, 2008 and $2.0 million for the period March 16 to December 31, 2007. Each lease was negotiated in the ordinary course of business on an arm’s length basis.
     Predecessor:
     Management Service Fees. As of December 5, 2003, the Company and Parent entered into a management services agreement with Apollo Management V. The agreement provides that Apollo Management V furnish certain investment banking, management, consulting, financial planning, and financial advisory services on an ongoing basis and for any significant financial transactions that may be undertaken in the future. The length of the agreement was ten years. There was an annual general services fee of $1.5 million, which was payable in monthly installments. There were also major transaction services fees for services that Apollo Management V may provide which would be based on normal and customary fees of like kind. In addition, the Company reimburses expenses that are incurred and paid by Apollo Management V on behalf of the Company. For the year ended December 31, 2006 and the period from January 1, 2007 to March 15, 2007, $1.1 million and $0.4 million, respectively, were paid to Apollo Management V under the terms of this agreement. In addition, as a result of the Merger, for the period from January 1, 2007 to March 15, 2007, $7.5 million was paid to Apollo Management V as a one-time payment for the termination of the management services agreement.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION
     As of December 31, 2008 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by GNC Corporation and the Company’s existing and future direct and indirect material domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting.
     Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of December 31, 2008 and 2007, and for the year ended December 31, 2008, the period from March 16, 2007 to December 31, 2007, and the period ended March 15, 2007 and the year ended December 31, 2006. Intercompany balances and transactions have been eliminated.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Current assets
Cash and cash equivalents	$—	$40,077	$2,230	$—	$42,307
Receivables, net	369	88,972	72	—	89,413
Intercompany receivables	—	87,554	—	(87,554)	—
Inventories, net	—	342,085	21,569	—	363,654
Prepaids and other current assets	(82)	55,520	3,969	—	59,407

Total current assets	287	614,208	27,840	(87,554)	554,781

Goodwill	—	622,441	468	—	622,909
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	180,494	25,660	—	206,154
Investment in subsidiaries	1,797,306	10,482	—	(1,807,788)	—
Other assets	22,470	174,475	—	(8,781)	188,164

Total assets	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

Current liabilities
Current liabilities	$20,644	$220,120	$8,958	$—	$249,722
Intercompany payables	69,244	—	18,310	(87,554)	—

Total current liabilities	89,888	220,120	27,268	(87,554)	249,722

Long-term debt	1,064,024	30	15,964	(8,781)	1,071,237
Deferred tax liabilities	(4,813)	282,816	—	—	278,003
Other long-term liabilities	18,902	21,828	254	—	40,984

Total liabilities	1,168,001	524,794	43,486	(96,335)	1,639,946
Total stockholder’s equity (deficit)	652,062	1,797,306	10,482	(1,807,788)	652,062

Total liabilities and stockholder’s equity (deficit)	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Current assets
Cash and cash equivalents	$—	$26,090	$2,764	$—	$28,854
Receivables, net	128	84,253	285	—	84,666
Intercompany receivables	—	79,441	—	(79,441)	—
Inventories, net	—	311,655	22,494	—	334,149
Other current assets	251	45,694	4,558	—	50,503

Total current assets	379	547,133	30,101	(79,441)	498,172

Goodwill	—	625,869	401	—	626,270
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	166,440	24,408	—	190,848
Investment in subsidiaries	1,742,216	9,684	—	(1,751,900)	—
Other assets	26,378	186,745	—	(8,781)	204,342

Total assets	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

Current liabilities
Current liabilities	$20,015	$205,433	$14,636	$—	$240,084
Intercompany payables	66,359	—	13,082	(79,441)	—

Total current liabilities	86,374	205,433	27,718	(79,441)	240,084

Long-term debt	1,070,434	23	17,274	(8,781)	1,078,950
Deferred tax liabilities	(2,051)	269,839	—	—	267,788
Other long-term liabilities	5,491	38,360	234	—	44,085

Total liabilities	1,160,248	513,655	45,226	(88,222)	1,630,907
Total stockholder’s equity (deficit)	608,725	1,742,216	9,684	(1,751,900)	608,725

Total liabilities and stockholder’s equity (deficit)	$1,768,973	$2,255,871	$54,910	$(1,840,122)	$2,239,632

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$1,566,054	$102,018	$(11,343)	$1,656,729

Cost of sales, including costs of warehousing, distribution and occupancy	—	1,020,402	73,571	(11,343)	1,082,630

Gross profit	—	545,652	28,447	—	574,099

Compensation and related benefits	—	234,188	15,605	—	249,793
Advertising and promotion	—	54,351	709	—	55,060
Other selling, general and administrative	2,215	92,893	3,624	—	98,732
Subsidiary (income) expense	(58,977)	(5,565)	—	64,542	—
Other (income) expense	—	126	607	—	733

Operating income (loss)	56,762	169,659	7,902	(64,542)	169,781

Interest expense, net	4,242	77,579	1,179	—	83,000

Income (loss) before income taxes	52,520	92,080	6,723	(64,542)	86,781

Income tax (benefit) expense	(2,260)	33,103	1,158	—	32,001

Net income (loss)	$54,780	$58,977	$5,565	$(64,542)	$54,780

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$1,158,143	$75,180	$(10,336)	$1,222,987

Cost of sales, including costs of warehousing, distribution and occupancy	—	770,261	54,313	(10,336)	814,238

Gross profit	—	387,882	20,867	—	408,749

Compensation and related benefits	—	183,901	11,891	—	195,792
Advertising and promotion	—	34,560	502	—	35,062
Other selling, general and administrative	1,356	67,315	2,542	—	71,213
Subsidiary (income) expense	(24,467)	(2,612)	—	27,079	—
Other (income) expense	—	(77)	(347)	—	(424)

Operating income (loss)	23,111	104,795	6,279	(27,079)	107,106

Interest expense, net	7,080	67,611	831	—	75,522

Income (loss) before income taxes	16,031	37,184	5,448	(27,079)	31,584

Income tax (benefit) expense	(2,953)	12,717	2,836	—	12,600

Net income (loss)	$18,984	$24,467	$2,612	$(27,079)	$18,984

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$314,632	$17,489	$(2,292)	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	—	201,973	12,494	(2,292)	212,175

Gross profit	—	112,659	4,995	—	117,654

Compensation and related benefits	—	61,615	2,696	—	64,311
Advertising and promotion	—	20,435	38	—	20,473
Other selling, general and administrative	86	17,514	(204)	—	17,396
Subsidiary (income) expense	(12,958)	(1,581)	—	14,539	—
Other (income) expense	34,603	—	(154)	—	34,449

Operating income (loss)	(21,731)	14,676	2,619	(14,539)	(18,975)

Interest expense, net	42,981	(539)	594	—	43,036

Income (loss) before income taxes	(64,712)	15,215	2,025	(14,539)	(62,011)

Income tax (benefit) expense	(13,398)	2,257	444	—	(10,697)

Net income (loss)	$(51,314)	$12,958	$1,581	$(14,539)	$(51,314)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2006	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$1,413,308	$84,405	$(10,597)	$1,487,116

Cost of sales, including costs of warehousing, distribution and occupancy	—	932,705	61,422	(10,597)	983,530

Gross profit	—	480,603	22,983	—	503,586

Compensation and related benefits	—	247,314	13,511	—	260,825
Advertising and promotion	—	50,078	667	—	50,745
Other selling, general and administrative	5,142	83,854	3,314	—	92,310
Subsidiary (income) expense	(43,224)	(1,807)	—	45,031	—
Other (income) expense	—	(52)	589	—	537

Operating income (loss)	38,082	101,216	4,902	(45,031)	99,169

Interest expense, net	3,856	34,457	1,255	—	39,568

Income (loss) before income taxes	34,226	66,759	3,647	(45,031)	59,601

Income tax (benefit) expense	(3,149)	23,535	1,840	—	22,226

Net income (loss)	$37,375	$43,224	$1,807	$(45,031)	$37,375

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$71,618	$5,638	$77,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(43,767)	(4,899)	(48,666)
Investment/distribution	13,056	(13,056)	—	—
Acquisition of intangible	—	(1,000)	—	(1,000)
Acquisition of the Company	(10,842)	—	—	(10,842)
Other investing	—	83	—	83

Net cash provided by (used in) investing activities	2,214	(57,740)	(4,899)	(60,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(832)	—	—	(832)
Other financing	(1,382)	109	(1,217)	(2,490)

Net cash provided by (used in) financing activities	(2,214)	109	(1,217)	(3,322)

Effect of exchange rate on cash	—	—	(56)	(56)

Net increase (decrease) in cash	—	13,987	(534)	13,453

Beginning balance, cash	—	26,090	2,764	28,854

Ending balance, cash	$—	$40,077	$2,230	$42,307

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$1,567	$80,795	$5,551	$87,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(25,098)	(3,753)	(28,851)
Investment/distribution	40,878	(40,878)	—	—
Acquisition of the Company	(1,642,061)	—	—	(1,642,061)
Other investing	—	(412)	—	(412)

Net cash used in investing activities	(1,601,183)	(66,388)	(3,753)	(1,671,324)

CASH FLOWS FROM FINANCING ACTIVITIES:

GNC Corporation investment in General Nutrition Centers, Inc.	(314)	—	—	(314)
Issuance of new equity	552,291	—	—	552,291
Borrowings from new senior credit facility	675,000	—	—	675,000
Proceeds from issuance of new senior sub notes	110,000	—	—	110,000
Proceeds from issuance of new senior notes	297,000	—	—	297,000
Financing fees	(29,298)	—	—	(29,298)
Other financing	(5,063)	4,124	(958)	(1,897)

Net cash provided by (used in) financing activities	1,599,616	4,124	(958)	1,602,782

Effect of exchange rate on cash	—	—	(29)	(29)

Net increase in cash	—	18,531	811	19,342

Beginning balance, cash	—	7,559	1,953	9,512

Ending balance, cash	$—	$26,090	$2,764	$28,854

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH USED IN OPERATING ACTIVITIES:	$(43,103)	$(3,102)	$(583)	$(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,117)	(576)	(5,693)
Investment/distribution	—	—	—	—
Other investing	—	(555)	—	(555)

Net cash used in investing activities	—	(5,672)	(576)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from selling shareholders	463,393	—	—	463,393
Redemption of 8 5/8% senior notes	(150,000)	—	—	(150,000)
Redemption of 8 1/2% senior notes	(215,000)	—	—	(215,000)
Payment of 2003 senior credit facility	(55,290)	—	—	(55,290)
Other financing	—	(4,136)	(334)	(4,470)

Net cash provided by (used in) financing activities	43,103	(4,136)	(334)	38,633

Effect of exchange rate on cash	—	—	(165)	(165)

Net decrease in cash	—	(12,910)	(1,658)	(14,568)

Beginning balance, cash	—	20,469	3,611	24,080

Ending balance, cash	$—	$7,559	$1,953	$9,512

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2006	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$71,117	$3,456	$74,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(22,171)	(1,675)	(23,846)
Investment/distribution	111,105	(111,105)	—	—
Other investing	—	412	—	412

Net cash provided by (used in) investing activities	111,105	(132,864)	(1,675)	(23,434)

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in GNC Corporation investment in General Nutrition Centers, Inc.	(18,618)	—	—	(18,618)
Restricted payment made to GNC Corporation shareholders	(49,934)	—	—	(49,934)
Payments on long-term debt	(40,879)	—	(1,095)	(41,974)
Other financing	(1,674)	(927)	—	(2,601)

Net cash used in financing activities	(111,105)	(927)	(1,095)	(113,127)

Effect of exchange rate on cash	—	—	55	55

Net (decrease) increase in cash	—	(62,674)	741	(61,933)

Beginning balance, cash	—	83,143	2,870	86,013

Ending balance, cash	$—	$20,469	$3,611	$24,080

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2008, our internal controls over financial reporting were effective based on that framework.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The following table sets forth certain information regarding our directors and executive officers as of February 15, 2009.

Name	Age	Position
Joseph Fortunato	55	Director and Chief Executive Officer
Beth J. Kaplan	50	Director, President and Chief Merchandising and Marketing Officer
Michael M. Nuzzo	38	Executive Vice President, Chief Financial Officer
J. Kenneth Fox	58	Senior Vice President and Treasurer
Gerald J. Stubenhofer, Jr.	40	Senior Vice President, Chief Legal Officer and Secretary
Tom Dowd	45	Executive Vice President of Store Operations and Development
Lee Karayusuf	58	Senior Vice President of Distribution and Transportation
Michael Locke	63	Senior Vice President of Manufacturing
Reginald N. Steele	63	Senior Vice President of International Franchising
Robert Chessen	58	Senior Vice President of Human Resources
Christine Clark	49	Senior Vice President of eCommerce
Norman Axelrod	56	Chairman of the Board of Directors
Michele J. Buchignani	45	Director
Carmen Fortino	50	Director
Richard D. Innes	69	Director
David B. Kaplan	41	Director
Josef Prosperi	39	Director
Jeffrey B. Schwartz	34	Director
Lee Sienna	57	Director
     Joseph Fortunato became one of our directors in March 2007 upon consummation of the Merger. Additionally, Mr. Fortunato has served as our Chief Executive Officer since January 2008. In November 2005, Mr. Fortunato became President and Chief Executive Officer of General Nutrition Companies, Inc. Mr. Fortunato served as Senior Executive Vice President and Chief Operating Officer from June 2005 until November 2005. Beginning in November 2001 until June 2005, Mr. Fortunato served as Executive Vice President and Chief Operating Officer of General Nutrition Companies, Inc. From October 2000 until November 2001, he served as its Executive Vice President of Retail Operations and Store Development. Mr. Fortunato began his employment with General Nutrition Companies, Inc. in October 1990 and has held various positions, including Senior Vice President of Financial Operations from 1997 to 1998, and Director of Financial Operations from 1990 to 1997. From 1984 to 1988, Mr. Fortunato was President of Fortunato & Associates Financial Consulting Group. From 1975 to 1984, Mr. Fortunato was the Controller of Motor Coils Manufacturing Company, a manufacturer of traction motors for locomotives and oil drilling rigs.
     Beth J. Kaplan became one of our directors in February 2008. Additionally, Ms. Kaplan has served as our President and Chief Marketing and Merchandising Officer since January 2008. From March 2005 to December 2007, Ms. Kaplan served as Managing Member for Axcel Partners, LLC, a venture capital firm. From June 2002 to March 2005, Ms. Kaplan was Executive Vice President of Bath & Body Works. Previous to this, Ms. Kaplan worked at Rite Aid Corporation as Senior Executive Vice President, and at Procter & Gamble Co. Ms. Kaplan also serves on the Board of Directors of Blackboard Inc.

     Michael M. Nuzzo became our Executive Vice President and Chief Financial Officer in September 2008. Prior to joining GNC, Mr. Nuzzo was Senior Vice President — Finance at Abercrombie & Fitch. From 1999 to 2008, Mr. Nuzzo served in various senior level finance and retail operations and strategic planning roles with Abercrombie & Fitch. Prior to his work in the retail sector, Mr. Nuzzo was a senior consultant with William M. Mercer and Medimetrix Group. Mr. Nuzzo earned his undergraduate degree in Economics at Kenyon College in 1992 and also received his MBA in Finance and Accounting from the University of Chicago in 1998.
     J. Kenneth Fox became our Senior Vice President and Treasurer in December 2006, and served as our Interim Chief Financial Officer from March 2008 to September 2008. Previously, he served as our Vice President and Treasurer from June 1997 December 2006. Mr. Fox began his employment with GNC as Manager of Corporate Accounting in July 1985 and has served in various Accounting and Finance positions, including Manager Accounting/Budgets, Assistant Corporate Controller and Assistant Treasurer.
     Gerald J. Stubenhofer, Jr. became our Senior Vice President, Chief Legal Officer and Secretary in September 2007. From January 2005 to September 2007, Mr. Stubenhofer worked at the law firm of McGuireWoods, LLP as a Partner and member of the Complex Commercial Litigation Department. From April 2002 to January 2005, Mr. Stubenhofer worked at McGuireWoods, LLP as an Associate. From June 1997 to November 1999, Mr. Stubenhofer served as our Assistant General Counsel.
     Tom Dowd became Executive Vice President of Store Operations and Development in May 2007 (retroactive to April 2007), having served as Senior Vice President and General Manager of Retail Operations of General Nutrition Corporation since December 2005 and as Senior Vice President of Stores since March 2003. From March 2001 until March 2003, Mr. Dowd was President of Healthlabs, LLC, an unaffiliated contract supplement manufacturing and product consulting company. Mr. Dowd was Senior Vice President of Retail Sales from May 2000 until March 2001, and Division Three Vice President of General Nutrition Corporation from December 1998 to May 2000.
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
     Michael Locke became Senior Vice President of Manufacturing of Nutra Manufacturing, Inc. in June 2003. From January 2000 until June 2003, Mr. Locke served as the head of North American Manufacturing Operations for Numico, the former parent company of General Nutrition Companies, Inc. From 1994 until 1999, he served as Senior Vice President of Manufacturing of Nutra Manufacturing, Inc. (f/k/a General Nutrition Products, Inc.), and from 1991 until 1993, he served as Vice President of Distribution. From 1986 until 1991, Mr. Locke served as Director of Distribution of General Nutrition Distribution Company, our indirect subsidiary.
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
     Robert Chessen became Senior Vice President of Human Resources in August 2008. Prior to joining GNC, Mr. Chessen served as Vice President of Human Resources for the Crosstown Traders division of Charming Shoppes from 2002 to July 2008. From 2000 to 2002, Mr. Chessen was Vice President of Human Resources for Weis Markets. From 1993 to 2000, Mr. Chessen served in various positions, including Senior Vice President of Human Resources, with Gart Sports. Mr. Chessen began his career with May Department Stores and held various positions in management, merchandising and human resources positions from 1973 to 1993. He is a graduate of Northwestern University.
     Christine Clark became Senior Vice President of eCommerce in August 2008. From January 2003 to August 2008, Ms. Clark was President/Founder of MCR Strategies, a multi-faceted consulting company focusing on electronic retailing opportunities. From 2000 to January 2003, Ms. Clark was Senior Vice President and General Manager of HSN.com, a division of the Home Shopping Network. Prior to 2000, Ms. Clark held various management positions at Fogdog.com, Vitalcast.com, Coast to Coast Apparel Services, Macy’s West and Bloomingdale’s NY.
     Norman Axelrod became Chairman of our Board of Directors in March 2007 upon consummation of the Merger. Mr. Axelrod was Chief Executive Officer and Chairman of the Board of Directors of Linens ‘n Things, Inc. until its acquisition in February 2006. Mr. Axelrod joined Linens ‘n Things as Chief Executive Officer in 1988 and was elected to the additional position of Chairman of the Board in 1997. From 1976 to 1988, Mr. Axelrod held various management positions at Bloomingdale’s, ending with Senior Vice President, General Merchandise Manager. Mr. Axelrod also serves on the Boards of Directors of Maidenform Brands, Inc. and Jaclyn, Inc. Mr. Axelrod has worked with Ares Management LLC as an operating partner since 2007.
     Michele J. Buchignani became one of our directors in March 2007 upon consummation of the Merger. Ms. Buchignani has been a Director of the private equity group of OTPP since 2006 and joined OTPP in 2005 as Portfolio Manager. In 2004, Ms. Buchignani was a consultant to Paul Capital Partners. From 2000 to 2003, Ms. Buchignani was Head of the Private Equity Funds Group at CIBC World Markets (“CIBC”) and was General Counsel for Canada at CIBC from 1996 to 1999. Previously, Ms. Buchignani was a Partner of the law firm Stikeman Elliott LLP in Toronto and London. Ms. Buchignani also serves on the Board of Directors of GCan Insurance Company.
     Carmen Fortino became one of our directors in July 2007. Mr. Fortino has been Chief Executive Officer of Seroyal International Inc., a natural pharmaceutical company based in Richmond Hill, Ontario, since May 2007 and also serves on its board of directors. From 2003 to January 2007, Mr. Fortino held the positions of Executive Vice President-Ontario Region, and Officer for Loblaw Companies Ltd. From 2000 to 2003, Mr. Fortino was Executive Vice President of Zehrmart Limited in Cambridge, Ontario. Prior to 2000, Mr. Fortino held several management positions for Loblaw Companies Ltd., including Senior Vice President — Supply Chain & Logistics.
     Richard D. Innes became one of our directors in July 2007. Mr. Innes was President and Chief Executive Officer of Arbor Memorial Services Inc., a public company based in Toronto, Ontario, from February 1997 to October 2007. During that period he also served on Arbor’s board of directors. From 1989 to 1996, Mr. Innes was a division president with Toronto-based Ault Foods Limited. Prior to 1989, Mr. Innes held various senior management positions with Catelli Foods Ltd., Nabisco Brands, Inc., International Playtex, Inc. and Procter & Gamble Co.
     David B. Kaplan became one of our directors in March 2007 upon consummation of the Merger. Mr. Kaplan is a Founding Member and Senior Partner in the Private Equity Group of Ares. In April 2003, Mr. Kaplan joined Ares from Shelter Capital Partners, LLC. From 1991 to 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P., and its affiliates. Prior to Apollo, Mr. Kaplan was a member of the Investment Banking Department of Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves on the boards of directors of Maidenform Brands, Inc., Stream Global Services, Inc., TPEP Holdings, Inc. (Tinnerman Palnut Engineered Products), Orchard Supply Hardware Stores Corporation and Anchor Blue Retail Group. Mr. Kaplan also serves on the Board of Governors of Cedars-Sinai Medical Center and is a Trustee, Treasurer and Chairman of the Investment Committee of the Center for Early Education. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma from the University of Michigan School of Business Administration with a BBA concentrating in finance.

     Josef Prosperi became one of our directors in March 2007 upon consummation of the Merger. Mr. Prosperi has been a Director of the private equity group of OTPP since 2006 and joined OTPP in 1998 as an Analyst in the Investment Finance Division. Mr. Prosperi joined OTPP private equity group in 2000, and since then has held titles of increasing seniority, including Portfolio Manager from 2002 to 2006. Mr. Prosperi also serves on the Board of Directors of National Bedding Company (Serta).
     Jeffrey B. Schwartz became one of our directors in March 2007 upon consummation of the Merger. Mr. Schwartz joined Ares in 2004 as Vice President in the Private Equity Group of Ares and has been a Principal in the Private Equity Group since 2007. From 2000 to 2004, Mr. Schwartz was an investment banker at Lehman Brothers and prior to that, he was an investment banker at the Wasserstein Perella Group. Mr. Schwartz also serves on the Board of Directors of TPEP Holdings, Inc. (Tinnerman Palnut Engineered Products) and WCA Waste Corporation. Mr. Schwartz graduated from the University of Pennsylvania’s Whartan School of Business with a B.S. in Economics.
     Lino (Lee) Sienna became one of our directors in March 2007 upon consummation of the Merger. Since 2002, Mr. Sienna has been Vice President, Private Capital of OTPP. From 1998 to 2002, Mr. Sienna was partner at Calcap Corporate Finance Limited, a consulting firm specializing in mergers and acquisitions. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development for companies in the beverage, food and entertainment industries. Mr. Sienna also serves on the Board of Directors of ALH Holding Inc., AOT Bedding Holdings Corporation, Easton-Bell Sports Inc. and GCAN Insurance Company. Mr. Sienna is also a Chartered Accountant and a graduate (HBA) of the Richard Ivey School of Business at the University of Western Ontario and received an MBA from the Rotman School at the University of Toronto.
Code of Ethics
     The Company has adopted a Code of Ethics applicable to the Company’s directors, executive officers, including Chief Executive Officer, and senior financial officers. In addition, the Company has adopted a Code of Ethical Business Conduct for all employees. Our Code of Ethics is posted on our website at www.gnc.com on the Corporate Governance page of the Investor Relations section of the website.
Board Composition and Terms
     As of February 15, 2009, our board of directors was composed of ten directors. Each director serves for annual terms and until his or her successor is elected and qualified. Pursuant to a stockholders agreement, as amended and restated on February 12, 2008, two of our Parent’s principal stockholders each have the right to designate four members of our Parent’s board of directors (or, at the sole option of each, five members of the board of directors, one of which shall be independent) for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent. The stockholders agreement also provides for election of our Parent’s then-current chief executive officer to our Parent’s board of directors. Our Parent’s board of directors intends for our board of directors and the board of directors of GNC Corporation to have the same composition. Effective February 12, 2008, our Parent’s board of directors approved an amendment to our Parent’s by-laws that expanded the maximum size of its board of directors from nine to eleven members, the exact number of which will be set from time to time by our Parent’s board of directors.
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

Audit Committee
     The audit committee selects on behalf of our board of directors an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, approves the compensation of the independent public accounting firm, reviews and discusses the audited financial statements with the independent auditors and management and will recommend to our board of directors whether the audited financials should be included in our Annual Reports on Form 10-K to be filed with the SEC. The audit committee also oversees the Company’s internal audit function. The audit committee members are Jeffrey Schwartz and Joseph Prosperi; there is one vacant position on the audit committee. The board of directors has determined that Mr. Schwartz is an “audit committee financial expert” as defined by Item 405(d)(ii) of Regulation S-K.
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
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
     Our compensation structure and policies for our executive officers are subject to review and approval by the compensation committee of our board of directors (the “Company Board”) and the board of directors of our Parent (collectively, the “Compensation Committee”) . This Compensation Discussion and Analysis reflects our compensation structure and policies currently in effect.
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
In addition, the Compensation Committee has the authority to review our incentive compensation plans, to recommend changes to such plans to the Company Board as needed and to exercise all the authority of the Company Board with respect to the administration of such plans.
     The primary objective of our compensation program is to attract and retain qualified employees who are enthusiastic about our mission and culture. A further objective of our compensation program is to provide incentives and to reward each employee for his or her contribution to us. In addition, we strive to promote an ownership mentality among key leadership and our directors. Finally, we intend for our compensation structure to be perceived as fair to our employees, stockholders and noteholders. The foregoing objectives are applicable to the compensation of our principal executive officer, principal financial officer and three other most highly compensated executive officers (collectively, “Named Executive Officers”).

     Our compensation program is designed to reward the Named Executive Officers for their individual contributions, incentivize them for future performance and recognize our positive growth and financial performance. The Compensation Committee considers numerous factors, including the Named Executive Officers’ experience in conjunction with the level and complexity of the position in setting executive compensation. Regarding the compensation program and structure generally and all aspects of executive compensation, our management, principally our Chief Executive Officer, provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. Our Chief Executive Officer does not provide recommendations with respect to his own compensation. We do not generally engage any consultants related to executive or director compensation matters; however, in December 2008 our Compensation Committee reviewed a comparative analysis of our top nine executives’ total compensation packages prepared by the Hay Consulting Group to determine whether the compensation packages of our top nine executives are at market levels. Although our Compensation Committee reviewed this report, which generally indicated that our top nine executives receive market compensation, the Committee did not rely on this report in determining the current or future compensation of our named executive officers. Our Committee does, however, regularly refer to survey and other compensation data, as described more fully below.
Elements of the Company’s Executive Compensation
     Annual compensation for our Named Executive Officers is provided under employment agreements. We have employment agreements with all of our Named Executive Officers with the exception of Mr. Fox.
     Generally, annual compensation for our Named Executive Officers consists of the following components:
•	Base salary. The Compensation Committee uses base salary to attract and retain a strong motivated leadership team at levels that are commensurate with other specialty retailers of comparable size to us.

•	Annual incentive compensation. Annual incentive compensation is used to reward our Named Executive Officers for our growth and financial performance based on achievement of criteria approved by the Compensation Committee. Our Compensation Committee receives input from our Human Resources Department and Chief Executive Officer about our Named Executive Officers’ performance and business goals and objectives, and considers prevailing market practices based on, among other things, survey comparisons from Mercer Human Resource Consulting LLC, Western Management Group, and Watson Wyatt Worldwide to determine the compensation and criteria for particular positions and seniority levels. As additional cash compensation that is contingent on our annual financial performance, it augments the base salary component while being tied directly to financial performance. Annual incentive compensation is documented in an annual plan, which is adopted by the Compensation Committee prior to or during the beginning of the applicable year.

•	Stock options. Stock options, which are discussed in more detail under “—Stock Awards,” are granted to recognize and incentivize performance. Stock options provide a non-cash compensation component to drive performance, but with a long-term horizon, since value to the Named Executive Officer is dependent on continued employment and appreciation in our overall value.

•	Benefits and perquisites. Our Named Executive Officers participate in employee benefits generally available to all employees, as well as any benefits generally made available to our executive officers. In addition, the Named Executive Officers receive certain perquisites, which are primarily based on level of position. Such perquisites may include insurance and parking, or additional cash compensation to meet specific goals, such as car allowance and professional assistance. We believe such perquisites are a necessary component for a competitive compensation package. In addition, we maintain a non-qualified deferred compensation plan in which certain of our Named Executive Officers are eligible to participate.

•	Severance compensation. Our Chief Executive Officer and our other Named Executive Officers with employment agreements are entitled to severance compensation, including:
•	a payment based on the Named Executive Officer’s base salary upon termination because of death or disability, termination by us without cause, or termination by the Named Executive Officer for good reason;

•	a prorated payment of annual incentive compensation for the year in which employment is terminated if a bonus would have been payable had the Named Executive Officer been employed at the end of the year; and

•	reimbursement of the cost of continuation coverage under COBRA to the extent it exceeds the amount the Named Executive Officer was paying for health insurance premiums while employed for a period following the termination of the Named Executive Officer’s employment.
          See “— Employment Agreements and Severance Compensation” for a discussion of the severance payments and benefits our Chief Executive Officer and the other Named Executive Officers may be entitled to receive upon a termination of employment.
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
     Under the terms of the 2007 Stock Plan, the Compensation Committee of our Parent (the “Parent Compensation Committee”) is responsible for administering the 2007 Stock Plan and making any award determinations. The Parent Compensation Committee does not delegate any function of the stock option grants. The Compensation Committee intends for stock option grants generally to be considered on an annual basis, except for new hires, promotions, and special performance recognition. Awards are generally granted only after the release of material information, such as quarterly or annual earnings, or at other times if the circumstances of the grant are evidenced and no action is taken with respect to the date of the grant that would constitute, or create the appearance of, a manipulation of the award exercise price.
     The Parent Compensation Committee sets the exercise price per share for stock option grants at an amount greater than or equal to the fair market value per share of our common stock. However, our ultimate parent company’s common stock has not been and is not publicly traded. The Parent Compensation Committee has used a valuation methodology in which the fair market value of the common stock is based on our business enterprise value and, in situations deemed appropriate by the Parent Compensation Committee, may be discounted to reflect the lack of marketability associated with the common stock.

How We Chose Amounts and/or Formulas for Each Element
     Base Salary. The Compensation Committee intends to set the base salary for our Named Executive Officers at a level to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our employees generally, noteholders or stockholders. Each Named Executive Officer’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. Base salary amounts are determined by complexity and level of position as well as market comparisons.
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
     Annual Incentive Compensation. Our Named Executive Officers are entitled to annual performance bonuses pursuant to the terms of their employment agreements. The annual performance bonus for each Named Executive Officer has target and maximum bonus amounts expressed as a percentage of his or her annual base salary. The respective percentages are determined by position and level of responsibility and are stated in the annual incentive plan adopted by the Compensation Committee. The employment agreements of our Chief Executive Officer and President provide that their targets will not be less than 75% of their respective base salaries with a maximum of 125% of their respective base salaries. The target and/or maximum amounts may be increased for any Named Executive Officer by the terms of an employment agreement entered into after the adoption of an annual incentive plan.
     The following table sets forth the target and maximum bonus amounts for each level of executive officer with respect to the 2009 incentive plan adopted in February 2009 (the “2009 Incentive Plan”), the 2008 incentive plan adopted in February 2008 (the “2008 Incentive Plan”) and the 2007 incentive plan adopted in June 2007 (which replaced and superseded the 2007 incentive plan adopted in December 2006) (the “2007 Incentive Plan”):

	2009 Incentive Plan		2008 Incentive Plan		2007 Incentive Plan
	Target	Maximum	Target	Maximum	Target	Maximum
Level	Amount	Amount	Amount	Amount	Amount	Amount
CEO	75%	125%	75%	125%	75%	125%
President	75%	125%	75%	125%	—	—
Executive Vice President	45%	100%	45%	100%	45%	100%
Senior Vice President	40%	75%	40%	75%	40%	75%
     Each annual incentive plan establishes thresholds, expressed as a percentage of the target amount or the maximum amount, based on the achievement of certain financial performance goals. The target bonus is designed to provide Named Executive Officers with a normal target bonus if we perform to expectation. The threshold bonus is designed to provide Named Executive Officers with some bonus opportunity, but less than the target opportunity if we do not achieve our expected budgeted performance. If we exceed our budgeted performance, Named Executive Officers will be paid a maximum bonus in excess of the target in order to reward them for our outstanding performance. For 2007 and 2008, the goal is based on budgeted EBITDA subject to certain adjustment for non-recurring items as determined by the Company Board. The following table sets forth the thresholds and related goals with respect to both the 2007 Incentive Plan and the 2008 Incentive Plan:

	2009 Incentive Plan	2008 Incentive Plan	2007 Incentive Plan
Thresholds	Budgeted EBITDA	Budgeted EBITDA	Budgeted EBITDA
First threshold—33% of target	95%	95%	95%
Second threshold—66% of target	—	97%	97%
Target	100%	100%	100%
Maximum	106.5%	108%	108%
     As in 2008, for the 2009 Incentive Plan, the payment amount will be pro rated for budgeted EBITDA achieved between the Target and Maximum levels.
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
     Based on our financial performance in 2008, we achieved a goal that exceeded target, but was less than the maximum threshold as described in the table above. As a result, in February 2009 each of our Named Executive Officers was paid an amount above the target, but less than the maximum possible annual incentive compensation under the 2008 Incentive Plan. Management believes that achieving 100%, or more, of the goal of meeting or exceeding 100% of budgeted EBITDA set in the 2009 Incentive Plan, while possible to achieve for our Named Executive Officers, will present a significant challenge.
     Generally, an annual performance bonus is payable only if the Named Executive Officer is employed by us on the date payment is made.
     Stock Options. We believe that equity-based awards are an important factor in aligning the long-term financial interest of our Named Executive Officers and stockholders. The Parent Compensation Committee continually evaluates the use of equity-based awards and intends to continue to use such awards in the future as part of designing and administering the Company’s compensation program. See “— Stock Awards” above for more information regarding our stock option grants.
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
     The Parent Compensation Committee determines stock option grant awards in accordance with the Named Executive Officer’s performance and level of position. Stock options generally are subject to vesting in annual installments on the first five anniversaries of the date of grant and have a term of ten years. However, stock options granted to our Chief Executive Officer and President are subject to vesting in annual installments on the first four anniversaries of the date of grant and has a term of ten years.
     Benefits and Perquisites. We provide a fringe benefit package for our Named Executive Officers. Generally, our Named Executive Officers are entitled to participate in, and to receive benefits under, any benefit plans, arrangements, or policies available to employees generally or to our executive officers generally. The fringe benefits for our Chief Executive Officer and President were negotiated in connection with their employment agreements and in some respects were set at a higher level as a matter of policy based on the position. The basic fringe benefits package for our Named Executive Officers who are senior vice presidents generally consists of the following items:
•	health insurance in accordance with our health insurance plan or program in effect from time to time;

•	prescription drug coverage in accordance with our health insurance plan or program, or separate prescription drug coverage plan or program, in effect from time to time;

•	dental insurance in accordance with our dental insurance plan or program in effect from time to time;

•	long-term disability insurance in accordance with our long-term disability insurance plan or program in effect from time to time;

•	short-term disability insurance in accordance with our short-term disability insurance plan or program in effect from time to time;

•	life insurance coverage in accordance with our life insurance program in effect from time to time, which for our Chief Executive Officer will be an amount equal to 2 times his base salary, not to exceed the maximum coverage limit provided from time to time in accordance with our employee benefits plan;

•	an automobile allowance in an annual amount equal to $5,000;

•	an allowance for professional assistance in an annual amount equal to $3,500;

•	a supplemental retirement allowance in an annual amount equal to $10,000 ($25,000 for our Chief Executive Officer);

•	a financial planning and tax preparation allowance in an annual amount equal to $3,000 ($8,000 for our Chief Executive Officer); and

•	for senior vice presidents located at our headquarters in Pittsburgh, Pennsylvania, a downtown Pittsburgh parking lease with an annual value in an amount equal to $2,640.
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
     In addition to the fringe benefits set forth above, the fringe benefits package for our Chief Executive Officer also consists of an allowance for country club dues and expenses incurred for business reasons in an annual amount equal to $15,000, plus a one-time membership fee of $10,000 for a business club; and first class air travel for all business trips. In lieu of the individual allowances set forth above for our Named Executive Officers, our President receives $50,000 of additional fringe benefits to cover professional assistance, supplemental retirement, financial planning and automotive expenses.
     Under certain circumstances, management may recommend and the Compensation Committee may approve more limited benefits or additional benefits, such as relocation expenses for new executives.
     While the Compensation Committee in its discretion may revise, amend or add to Named Executive Officers’ benefits if it deems it advisable, we have no current plans to change the levels of benefits currently provided to our Named Executive Officers. We annually review these fringe benefits and make adjustments as warranted based on competitive practices, our performance and the individual’s responsibilities and performance. The Compensation Committee has approved these other benefits as a reasonable component of our executive compensation program. Please see the “All Other Compensation” column in the Summary Compensation Table for further information regarding these fringe benefits.

     We also maintain a 401(k) plan for eligible employees that permits each participant to make voluntary pre-tax contributions and provides that the Company may make matching contributions; however, none of our current Named Executive Officers are currently eligible to participate in the 401(k) plan.
     One of our subsidiaries maintains the GNC Live Well Later Non-qualified Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. Under the deferred compensation plan, an eligible employee of such subsidiary or a participating affiliate may elect to defer a portion of his or her future compensation under the plan by electing such deferral prior to the beginning of the calendar year during which the deferral amount would be earned. Mr. Dowd is the only Named Executive Officer who made contributions to the plan in 2008. Please see the Non-qualified Deferred Compensation Table for more information regarding the deferred compensation plan.
     Employment Agreements and Severance Compensation. We have employment agreements with all of our Named Executive Officers with the exception of Mr. Fox. Please see “— Employment and Separation Agreements with our 2008 Named Executive Officers” for more information regarding the employment agreements with certain Named Executive Officers as in effect in 2008. We will continue to determine appropriate employment agreement and severance packages for our Named Executive Officers in a manner that we believe will attract and retain qualified executive officers.
Chief Executive Officer Compensation
     Mr. Fortunato’s annual compensation is weighted towards variable, performance-based compensation, with the Company’s financial performance as the primary determinant of value. For 2008, Mr. Fortunato’s compensation consisted of:
•	$855,769 base salary,

•	no stock option awards,

•	annual performance compensation under the 2008 Incentive Plan of $928,509,

•	a one-time payment of $126,573 made in connection with the payment of additional Merger consideration to certain optionholders as of the closing of the Merger,

•	a one-time discretionary bonus of $90,000 for meeting additional performance targets, including personal initiatives, and

•	other compensation, including fringe benefits, equal to $70,753.
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
     Since neither our equity securities nor the equity securities of our direct or indirect parent companies are publicly traded, we are not currently subject to any limitations under Internal Revenue Code Section 162(m). While we are not required to do so, we have structured our compensation programs in a manner to generally comply with Internal Revenue Code Section 162(m). Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly traded corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Had we been subject to Section 162(m) in 2007, we might have been subject to deduction limitations with respect to some of our Named Executive Officers because of discretionary bonus payments paid in March 2007 to all optionholders whose options vested in 2007 entitling them to receive payment pursuant to the terms of a November 2006 dividend and bonuses paid in March 2007 in connection with the completion of the Merger. These bonus payments were not performance-based.
Compensation Committee Interlocks and Insider Participation
     In the year ended December 31, 2008, none of our executive officers served as a director or member of the compensation committee of another entity whose executive officers served on our board of directors or compensation committee.
Compensation Committee Report
     The members of the Compensation Committee have reviewed and discussed with management the Compensation Discussion and Analysis. Based on their review and the discussions between members of the Compensation Committee with members of management, the members of the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Compensation Committee of the Board of Directors:
Lee Sienna (Chair)
Norman Axelrod
Michele Buchignani
David Kaplan
     Notwithstanding any SEC filing by the Company that includes or incorporates by reference other SEC filings in their entirety, this Compensation Committee Report shall not be deemed to be “filed” with the SEC except as specifically provided otherwise therein.
Summary Compensation Table
     The following table sets forth information concerning compensation we paid to our principal executive officer, principal financial officer, interim principal financial officer and three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008 (collectively, the “2008 Named Executive Officers”), for services rendered in all capacities to us during fiscal year 2008. In accordance with SEC rules, the compensation described in this table does not include medical or group life insurance received by the 2008 Named Executive Officers that are available generally to all salaried employees of the Company.

							Change in
							Pension
						Non-Equity	Value and
						Incentive	Non-qualified
					Option	Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)[1]	Awards ($)	($)[2]	($)[3]	Earnings ($)[4]	($)[5,6]	($)

Joseph Fortunato	2008	855,769	216,573	—	971,172	928,509	—	70,753	3,042,776
Chief Executive	2007	787,500	1,909,384	—	4,066,464	700,875	—	7,260,110	14,724,333
Officer[7]	2006	565,384	2,967,386	—	—	678,461	—	837,111	5,048,342

Beth J. Kaplan President and Chief Merchandising and Marketing Officer	2008	675,000	250,000	—	345,257	732,375	—	119,770	2,122,402

Michael M. Nuzzo Executive Vice President and Chief Financial Officer[8]	2008	98,462	—	—	17,325	80,542	—	14,992	211,321

Thomas Dowd	2008	332,500	17,404	—	138,308	271,985	—	44,015	804,212
Executive Vice	2007	293,077	226,708	—	724,581	168,702	—	1,028,078	2,441,146
President of Store	2006	251,346	425,093	—	—	138,240	—	347,819	1,162,498
Operations and Development

Michael Locke	2008	270,250	39,239	—	83,269	171,339	—	40,584	604,681
Senior Vice President	2007	238,450	107,321	—	435,946	123,006	—	846,651	1,751,374
of Manufacturing

J. Kenneth Fox Interim Chief Financial Officer[9]	2008	209,904	34,239	—	83,269	133,079	—	30,482	490,973

(1)	Reflects:
(a)	For 2006: (i) discretionary payments we made in March 2006 to each of our parent company’s optionholders following a March 2006 distribution to the parent company’s common stockholders in the amount of $0.99 per share, and which were determined based on the per share amount of the distribution and the number of outstanding option shares held by each optionholder, and (ii) discretionary payments we made in December 2006 to each of our indirect parent company’s optionholders with vested option shares following a November 2006 dividend to the indirect parent company’s common stockholders in the amount of $5.42 per share, and which were determined based on the per share amount of the dividend and the number of outstanding vested option shares held by each optionholder as of December 15, 2006.

(b)	For 2007: (i) discretionary payments we made in March 2007 to each of our indirect parent company’s optionholders whose options vested in 2007 entitling them to receive payment pursuant to the terms of a November 2006 dividend to the indirect parent company’s common stockholders in the amount of $5.42 per share, and which were determined based on the per share amount of the dividend and the number of outstanding vested option shares held by each optionholder as of December 15, 2006, and (ii) one time cash success bonuses upon the completion of the Merger paid on March 16, 2007 in the following amounts: Mr. Fortunato - $500,000 and Mr. Dowd — $50,000. Messrs. Locke and Fox did not receive a success bonus upon completion of the Merger.
(c)	For 2008: (i) payments we made in September 2008 pursuant to the Merger agreement of additional consideration in lieu of income tax payments in respect of net operating losses created as a result of the Merger to each of our indirect parent company’s optionholders, based on the number of outstanding vested option shares held by each optionholder as of the Merger; (ii) a one-time discretionary bonus in respect of performance in 2008 in the following amounts: Mr. Fortunato — $90,000, Mr. Locke — $25,000 and Mr. Fox — $20,000; and (iii) a one-time signing bonus to Ms. Kaplan of $250,000.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, in accordance with FAS 123R for all option awards held by such person and outstanding on December 31, 2008 and December 31, 2007, respectively. For additional information, see Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The amounts reflect the accounting expense for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards.

(3)	Reflects, as applicable, annual incentive compensation paid in February 2007 with respect to performance in 2006 pursuant to our 2006 Incentive Plan, annual incentive compensation paid in March 2008 with respect to performance in 2007 pursuant to the 2007 Incentive Plan and annual incentive compensation paid in February 2009 with respect to performance in 2008 pursuant to our 2008 Incentive Plan. Our results of operations for 2006 met or exceeded each of the goals for the maximum bonus payable to each 2007 Named Executive Officer under the 2006 incentive plan. Our results of operations for 2007 and 2008 exceeded the target goals for the target bonus payable for each applicable year, but were less than the maximum goal thresholds for the maximum bonus payable, to each 2007 Named Executive Officer under the 2007 Incentive Plan and each 2008 Named Executive Officer under the 2008 Incentive Plan, respectively. See “Management — Compensation Discussion and Analysis.”

(4)	Represents the above-market or preferential portion of the change in value of the executive officer’s account under our GNC Live Well Later Non-qualified Deferred Compensation Plan. See “Non-qualified Deferred Compensation” under the Non-qualified Deferred Compensation Table for a description of our deferred compensation plan.

(5)	The components of all other compensation for the 2008 Named Executive Officers are set forth in the following table:

			Imputed Value for	Common Stockholder	Payment on Exercise	Payment for
			Life Insurance	Distributions or	of Numico	Cancelled
Named Executive		Perquisites	Premiums	Dividends[a]	SARs[b]	Options[c]	Total
Officer	Year	($)	($)	($)	($)	($)	($)

Joseph Fortunato	2008	69,739	1,014	—	—	—	70,753
	2007	94,437	552	—	—	7,165,121	7,260,110
	2006	56,840	552	683,869	95,850	—	837,111

Beth J. Kaplan	2008	119,374	396	—	—	—	119,770

Michael M. Nuzzo	2008	14,992	—	—	—	—	14,992

Thomas Dowd	2008	43,660	355	—	—	—	44,015
	2007	42,643	240	—	—	985,195	1,028,078
	2006	39,840	239	307,740	—	—	347,819

Michael Locke	2008	39,000	1,584	—	—	—	40,584
	2007	39,000	1,584	—	—	806,067	846,651

J. Kenneth Fox	2008	29,450	1,032	—	—	—	30,482

(a)	Reflects common stockholder distributions or dividends paid in 2006, which were not factored into the grant date fair value of stock awards. No common stockholder distributions or dividends were paid in 2007 or 2008.

(b)	Reflects exercise of stock appreciation rights, or SARs, granted by our predecessor, Royal Numico NV, all of which were fully vested and exercisable. Mr. Fortunato exercised 15,000 SARs in 2006.

(c)	Reflects payments made to the 2007 Named Executive Officers pursuant to the terms of the Merger on March 16, 2007, for outstanding options canceled in connection with the Merger in an amount equal to the excess, if any, of the per share merger consideration paid in the Merger over the exercise price per share of the option, multiplied by the number of shares of GNC Parent Corporation common stock subject to the option and subject to reduction for required withholding tax.
(6)	Perquisites include cash amounts received by certain 2008 Named Executive Officers for, or in reimbursement of, supplemental medical, supplemental retirement, parking, professional assistance, car allowance, financial services assistance and the imputed value of life insurance premiums. With respect to our Chief Executive Officer, perquisites also include reimbursement of country club dues and expenses. With respect to our President, perquisites also include reimbursement of housing and commuting expenses. With respect to our Chief Financial Officer, perquisites also include reimbursement of certain state taxes.

For 2008, the following perquisites exceeded the greater of $25,000 or 10% of each 2008 Named Executive Officer’s total perquisites:
•	Mr. Fortunato: supplemental retirement — $25,000, professional assistance - $10,500, car allowance — $11,500, club dues — $8,079 and financial services — $8,000;

•	Ms. Kaplan: supplemental retirement — $20,000, housing allowance — $17,857 and commuting expenses — $51,517;

•	Mr. Nuzzo: supplemental retirement — $2,222, professional assistance — $1,670 and reimbursement of certain state taxes — $8,545;

•	Mr. Dowd: supplemental medical — $6,000, supplemental retirement — $10,000, professional assistance — $7,500, car allowance — $11,500 and financial services - $8,000;

•	Mr. Locke: supplemental medical — $6,000, supplemental retirement — $10,000, car allowance — $11,500 and financial services — $8,000; and

•	Mr. Fox: supplemental medical — $6,000, supplemental retirement — $10,000, professional assistance — $3,500, car allowance — $5,000 and financial services - $4,950.
(7)	Mr. Fortunato ceased serving as our President on January 2, 2008.

(8)	Mr. Nuzzo commenced serving as our Chief Financial Officer on September 30, 2008.

(9)	Mr. Fox served as Interim Chief Financial Officer from March 14, 2008 to September 30, 2008. Mr. Fox was not a named executive officer for the fiscal year ended December 31, 2007 based on the level of his total compensation in 2007.

Grants of Plan-Based Awards
     The following table sets forth information concerning awards under the Company’s non-equity incentive plans granted to each of the 2008 Named Executive Officers during the fiscal year ended December 31, 2008. Assumptions used in the calculation of certain dollar amounts are included in Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

						All Other
						Option
						Awards:	Exercise	Grant Date
						Number of	or Base	Fair Value
		Estimated Possible Payouts under Non-equity Incentive				Securities	Price of	of Stock
		Plan Awards (1)				Underlying	Option	and Option
		Threshold #1	Threshold #2	Target	Maximum	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	($)	(#)(2)	($/Sh)	($)(3)
Joseph Fortunato	—	211,803	423,606	641,827	1,069,711	—	—	—
Beth J. Kaplan	January 2, 2008	—	—	—	—	875,000	6.93	1,846,250
	January 2, 2008	—	—	—	—	875,000	10.39	1,846,250
	—	167,063	334,125	506,250	843,750	—	—	—
Michael M. Nuzzo	October 21, 2008					150,000	9.57	231,000
	October 21, 2008					150,000	14.53	231,000
	—	14,622	29,243	44,308	98,462	—	—	—
Thomas Dowd	—	49,376	98,753	149,625	332,500	—	—	—
Michael Locke	—	35,673	71,346	108,100	202,688	—	—	—
J. Kenneth Fox	—	27,707	55,415	83,962	157,428	—	—	—

(1)	The amounts represent the threshold, target and maximum potential amounts that might have been payable based on the targets approved for the 2008 Named Executive Officers under the 2008 Incentive Plan. See “Compensation Discussion and Analysis—How We Chose Amounts and/or Formulas for Each Element” for more information regarding the thresholds under the 2008 Incentive Plan. See “—Summary Compensation Table—Non-Equity Incentive Plan Compensation” and footnote 3 to the Summary Compensation Table for information regarding the actual amounts paid in February 2009 to the 2008 Named Executive Officers under the 2008 Incentive Plan.

(2)	Time-based stock option awards made under the 2007 Stock Plan, which awards vest subject to continuing employment (a) in the case of Ms. Kaplan, in four equal annual installments commencing on the first anniversary of the date of grant and (b) in the case of Mr. Nuzzo, in five equal annual installments commencing on the first anniversary of the date of grant.

(3)	These amounts are valued based on the aggregate grant date fair value of the award determined in accordance with FAS 123R. For additional information, see Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The amounts reflect the accounting expense for these awards and do not correspond to actual value that may be recognized by such persons with respect to these awards.
Outstanding Equity Awards at Fiscal Year-End
     The table below sets forth information regarding exercisable and unexercisable option awards granted to the 2008 Named Executive Officers under our 2007 Stock Plan and held as of December 31, 2008. No stock options were exercised in 2008.

	Option Awards
	Number of Securities		Option
	Underlying Unexercised		Exercise
	Options (#)(1)		Price
Name	Exercisable	Unexercisable	($)	Option Expiration Date

Joseph Fortunato	20,000	60,000	5.00	3/16/2017
	295,719	887,158	5.00	3/16/2017
	315,719	947,158	7.50	3/16/2017

Beth J. Kaplan	—	875,000	6.93	1/2/2018
	—	875,000	10.39	1/2/2018

Michael M. Nuzzo	—	150,000	9.57	10/21/2018
	—	150,000	14.35	10/21/2018

Thomas Dowd	35,409	141,635	5.00	3/16/2017
	35,409	141,635	7.50	3/16/2017
	9,591	38,365	5.00	5/4/2017
	9,591	38,365	7.50	5/4/2017

Michael Locke	27,077	108,310	5.00	3/16/2017
	27,077	108,310	7.50	3/16/2017

J. Kenneth Fox	27,077	108,310	5.00	3/16/2017
	27,077	108,310	7.50	3/16/2017

(1)	Time-based stock option awards made under the 2007 Stock Plan, which awards vest subject to continuing employment, other than the stock options granted to Mr. Fortunato and Ms. Kaplan, in five equal annual installments commencing on the first anniversary of the date of grant. For the stock options granted to Mr. Fortunato and Ms. Kaplan, such stock options vest in four equal annual installments commencing on the first anniversary of the date of grant.
Option Exercises and Stock Vested
     No stock options were exercised in 2008. We have not issued, nor are there any outstanding, shares of restricted stock.
Pension Benefits
     The Company did not have a pension plan in effect for the benefit of its 2008 Named Executive Officers for the fiscal year ending December 31, 2008.
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

          The following table identifies the 2008 Named Executive Officers who participate in the plan, their contributions, our contributions and the earnings in 2008, and their aggregate balance at the end of 2008.

Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions in	Contributions in	Earnings	Withdrawals/	at Last Fiscal
	Last Fiscal Year	Last Fiscal Year	in Last Fiscal Year	Distributions	Year-End
Name	($)	($)	($)	($)	($)
Joseph Fortunato	—	—	—	—	—
Beth J. Kaplan	—	—	—	—	—
Michael M. Nuzzo	—	—	—	—	—
Thomas Dowd	10,372	—	—	—	46,584
Michael Locke	—	—	—	—	—
J. Kenneth Fox	—	—	—	—	—
Employment and Separation Agreements with our 2008 Named Executive Officers
Chief Executive Officer
     On March 16, 2007, we entered into an employment agreement with Mr. Fortunato that provides for a five-year term with automatic annual one-year renewals thereafter unless we or Mr. Fortunato provide at least one-year advance notice of termination, and an annual base salary of not less than $800,000, subject to certain upward adjustments. Effective January 1, 2009, Mr. Fortunato’s employment agreement was amended to comply with Section 409A of the Internal Revenue Code, as amended. Effective January 1, 2009, Mr. Fortunato’s annual base salary was increased to $860,000. The employment agreement provides for an annual performance bonus with a target bonus of 75% and a maximum bonus of 125% of Mr. Fortunato’s annual base salary based upon our attainment of annual goals established by the Company Board or the Compensation Committee. The employment agreement also provides that Mr. Fortunato will receive certain fringe benefits and perquisites similar to those provided to our other executive officers. The employment agreement provides that upon a change in control all of Mr. Fortunato’s stock options will fully vest and become immediately exercisable and all restrictions with respect to restricted stock, if any, granted to Mr. Fortunato will lapse.
     Upon Mr. Fortunato’s termination for death or total disability we will be required to pay to him (or his guardian or personal representative):
•	a lump sum equal to two times his base salary plus the annualized value of his perquisites; and

•	a prorated share of the annual bonus he would have received had he worked the full year, provided bonus targets are met for such year.
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
     If Mr. Fortunato’s employment is terminated without cause, he resigns for good reason or we decline to renew the employment term for reasons other than those that would constitute cause after the initial five-year employment term, then, subject to Mr. Fortunato’s execution of a release:

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
     As of the date of termination, all of Mr. Fortunato’s outstanding stock options will vest and all restrictions on restricted stock awards will lapse, in each case assuming he had continued his employment during the calendar year in which such termination occurs and for the twenty-four month period following such termination (36 months if such termination occurs in anticipation of a change in control, or within the six months prior to, or at any time following, an initial public offering of our Parent’s common stock).
     For purposes of Mr. Fortunato’s employment agreement, “cause” generally means any of the following events as determined in good faith by a 2/3 vote of the Parent Board, Mr. Fortunato’s:
•	conviction of, or plea of nolo contendere to, a crime which constitutes a felony;

•	willful disloyalty or deliberate dishonesty with respect to the Company or our Parent that is injurious to our or our Parent’s financial condition, business or reputation;

•	commission of an act of fraud or embezzlement against us or our Parent;

•	material breach of any provision of his employment agreement or any other written contract or agreement with us or our Parent that is not cured; or

•	willful and continued failure to materially perform his duties or his continued failure to substantially perform duties requested or prescribed by the Parent Board or the Company Board which is not cured.
     For purposes of Mr. Fortunato’s employment agreement, “good reason” generally means, without Mr. Fortunato’s consent:
•	our failure to comply with any material provision of his employment agreement which is not cured;

•	a material adverse change in his responsibilities, duties or authority which, in the aggregate, causes his positions to have less responsibility or authority;

•	removal from his current positions or failure to elect (or appoint) him to, or removal of him from the Parent Board or the Company Board;

•	a reduction in his base salary; or

•	a relocation of his principal place of business of more than 75 miles.
     For purposes of Mr. Fortunato’s employment agreement, “change in control” generally means:
•	an acquisition representing 50% or more of either our Parent’s common stock or the combined voting power of the securities of our Parent entitled to vote generally in the election of the Parent Board;

•	a change in 2/3 of the members of Parent Board from the members on the effective date of his employment agreement, unless approved by (i) 2/3 of the members of the Parent Board on the effective date of his employment agreement or (ii) members nominated by such members;

•	the approval by Parent stockholders of (i) a complete liquidation or dissolution of our Parent or the Company or (ii) the sale or other disposition (other than a merger or consolidation) of all or substantially all of the assets of our Parent and its subsidiaries; or

•	we cease to be a direct or indirect wholly owned subsidiary of our Parent.
President and Chief Merchandising and Marketing Officer
     In December 2007, we entered into an employment agreement with Ms. Kaplan in connection with her appointment as President and Chief Merchandising and Marketing Officer. The employment agreement was amended, effective January 1, 2009, to comply with Section 409A of the Internal Revenue Code of 1986, as amended. The employment agreement provides for an employment term through January 2, 2010, subject to automatic one-year renewals unless we or Ms. Kaplan provide at least one year advance notice. Ms. Kaplan is entitled to an annual base salary of $675,000, subject to certain upward adjustments, and an annual performance bonus with a target bonus of 75% and a maximum bonus of 125% of her annual base salary, based upon the attainment of certain goals established jointly in good faith by the Chief Executive Officer and Ms. Kaplan. The employment agreement also provides that Ms. Kaplan will receive certain fringe benefits and perquisites similar to those provided to our other executive officers. Upon a change in control, all of Ms. Kaplan’s stock options will fully vest and become immediately exercisable and all restrictions with respect to restricted stock, if any, granted to Ms. Kaplan will lapse.
     Upon Ms. Kaplan’s death or total disability, we will be required to pay her (or her guardian or personal representative):
•	a lump sum equal to her base salary plus the annualized value of her perquisites; and

•	a prorated share of the annual bonus she would have received had she worked the full year, provided bonus targets are met for such year.
     We will also pay the monthly cost of COBRA coverage for Ms. Kaplan to the same extent we paid for such coverage prior to the termination date for the period permitted by COBRA or, in the case of disability, until Ms. Kaplan obtains other employment offering substantially similar or improved group health benefits. In addition, Ms. Kaplan’s outstanding stock options will vest and restrictions on restricted stock awards will lapse as of the date of termination, in each case, assuming she had continued employment during the calendar year in which termination occurs and for the year following such termination.

     If Ms. Kaplan’s employment is terminated without cause, she resigns for good reason, or we decline to renew the employment term for reasons other than those that would constitute cause after the initial two-year employment term, then, subject to Ms. Kaplan’s execution of a release:
•	Ms. Kaplan will receive payment of a lump sum amount equal to 18 months of her base salary;

•	Ms. Kaplan will receive payment of a lump sum amount equal to her average annual bonus paid or payable with respect to the most recent three fiscal years; and

•	Ms. Kaplan will be responsible for payment of the monthly cost of COBRA coverage, but we will reimburse Ms. Kaplan for any portion of the monthly cost of COBRA coverage that exceeds the amount of monthly health insurance premium (with respect to Ms. Kaplan’s coverage and any eligible dependent coverage) payable by Ms. Kaplan immediately prior to her termination, resignation for good cause or in the event the employment term is not renewed.
If such termination occurs in anticipation of or during the two-year period following a change in control, or within six months prior to or at any time following the completion of an initial public offering of our Parent’s common stock, then Ms. Kaplan will receive payment of a lump sum amount equal to two times her base salary. A termination of Ms. Kaplan’s employment will be deemed to have been in anticipation of a change in control if such termination occurs at any time from and after the period beginning six months prior to a change in control and such termination occurs (i) after we or our Parent enter into a definitive agreement that provides for a change in control or (ii) at the request of an unrelated third party who has taken steps reasonably calculated to effect a change in control.
     For purposes of Ms. Kaplan’s employment agreement, “cause” generally means Ms. Kaplan’s:
•	conviction of, or plea of nolo contendere to, a crime which constitutes a felony;

•	willful disloyalty or deliberate dishonesty with respect to the Company or our Parent that is injurious to our or our Parent’s financial condition, business or reputation;

•	commission of an act of fraud or embezzlement against us or our Parent;

•	material breach of any provision of her employment agreement or any other written contract or agreement with us or our Parent that is not cured; or

•	willful and continued failure to materially perform her duties or her continued failure to substantially perform duties requested or prescribed by the Parent Board or the Company Board which is not cured.

For purposes of Ms. Kaplan’s employment agreement, “good reason” generally means, without Ms. Kaplan’s consent:

•	our failure to comply with any material provision of her employment agreement which is not cured;

•	a material adverse change in her responsibilities, duties or authority which, in the aggregate, causes her positions to have less responsibility or authority;

•	removal from her current positions or failure to elect (or appoint) her to, or removal of her from, the Parent Board or the Company Board;

•	a reduction in her base salary;

•	a relocation of her principal place of business of more than 100 miles; or

•	our failure to appoint her Chief Executive Officer in the event Mr. Fortunato ceases to serve as Chief Executive Officer of us or our Parent.

     For purposes of Ms. Kaplan’s employment agreement, “change in control” generally means:
•	an acquisition representing 50% or more of either our Parent’s common stock or the combined voting power of the securities of our Parent entitled to vote generally in the election of the Parent Board;

•	a change in 2/3 of the members of Parent Board from the members on the effective date of her employment agreement, unless approved by (i) 2/3 of the members of the Parent Board on the effective date of her employment agreement or (ii) members nominated by such members;

•	the approval by Parent stockholders of (i) a complete liquidation or dissolution of our Parent or the Company or (ii) the sale or other disposition (other than a merger or consolidation) of all or substantially all of the assets of our Parent and its subsidiaries; or

•	we cease to be a direct or indirect wholly owned subsidiary of our Parent.
Executive Vice President and Chief Financial Officer
     On October 31, 2008, we entered into an employment agreement with Mr. Nuzzo in connection with his appointment as Executive Vice President and Chief Financial Officer. The employment agreement provides for a two-year term with automatic one-year renewals thereafter unless we or Mr. Nuzzo provide at least 30 days’ advance notice of termination. Mr. Nuzzo is entitled to a base salary in the amount of $400,000, subject to annual review by the Company Board or the Compensation Committee. The employment agreement also entitles Mr. Nuzzo to an annual performance bonus payable if we exceed the annual goals determined by the Board or the Compensation Committee, and to certain fringe benefits and perquisites similar to those provided to other executive officers.
     The employment agreement for Mr. Nuzzo also provides for certain benefits upon termination of employment. Upon death or disability, Mr. Nuzzo (or his estate) is entitled to the his current base salary for the remainder of the employment period and, subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment. Upon termination of employment by us without cause or voluntarily by Mr. Nuzzo for good reason, subject to the execution of a written release, Mr. Nuzzo is also entitled to:
•	salary continuation for the remainder of the agreement term, or two years if the termination occurs upon or within six months following a change in control;

•	subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment; and

•	continuation of certain welfare benefits and perquisites through the remainder of the agreement term, or two years if the termination occurs upon or within six months following a change in control.

For purposes of Mr. Nuzzo’s employment agreement, “cause” generally means his:

•	failure to comply with any obligation imposed by his employment agreement;

•	being indicted for any felony or any misdemeanor that causes or is likely to cause harm or embarrassment to the Company, in the reasonable judgment of the board;

•	theft, embezzlement or fraud in connection with the performance of duties;

•	engaging in any activity that gives rise to a material conflict of interest with the company;

•	misappropriation by the executive of any material business opportunity of the company;

•	any failure to comply with, observe or carry out the Company’s or the Company Board’s rules, regulations, policies or codes of ethics or conduct;

•	substance abuse or illegal use of drugs that, in the reasonable judgment of the Board, impairs the executive’s performance or causes or is likely to cause harm or embarrassment to the company; or

•	engagement in conduct that the he knows or should know is injurious to the company.
     For purposes of Mr. Nuzzo’s employment agreement, “good reason” generally means, without his prior written consent:
•	the Company’s failure to comply with material obligations under his employment agreement;

•	a change of the executive’s position; or

•	a reduction in the executive’s base salary.
     For purposes of Mr. Nuzzo’s employment agreement, “change in control” generally means:
•	an acquisition representing 50% or more of either our Parent’s common stock or the combined voting power of the securities of our Parent entitled to vote generally in the election of the Parent Board;

•	a change in 2/3 of the members of Parent Board from the members on the effective date of the executive’s employment agreement, unless approved by (i) 2/3 of the members of the Parent Board on the effective date of the executive’s employment agreement or (ii) members nominated by such members;

•	the approval by Parent stockholders of (i) a complete liquidation or dissolution of our Parent or the Company or (ii) the sale or other disposition (other than a merger or consolidation) of all or substantially all of the assets of our Parent and its subsidiaries; or

•	we cease to be a direct or indirect wholly owned subsidiary of our Parent.
     Under all circumstances, all of Mr. Nuzzo’s unvested equity awards will be forfeited as of the date of his termination.
Other 2008 Named Executive Officers
     On April 21, 2008, we entered into an employment agreement with Mr. Dowd, our Executive Vice President of Store Operations and Development. On May 27, 2008, we entered into an employment agreement with Mr. Locke, our Senior Vice President of Manufacturing. The employment agreements for Messrs. Dowd and Locke were amended, effective January 1, 2009, to comply with Section 409A of the Internal Revenue Code of 1986, as amended.
     The employment agreements for Messrs. Dowd and Locke contain substantially the same terms. Each agreement provides for a two-year term with automatic one-year renewals thereafter unless we or Messrs. Dowd or Locke, respectively, provide at least 30 days’ advance notice of termination. Messrs. Dowd and Locke are entitled to a base salary in the amount of $320,000 and $260,000, respectively, in each case subject to annual review by the Company Board or the Compensation Committee. The employment agreements also entitle Messrs. Dowd and Locke to annual performance bonuses payable if we exceed the annual goals determined by the Board or the Compensation Committee, and to certain fringe benefits and perquisites similar to those provided to other Named Executive Officers.
     The employment agreements for Messrs. Dowd and Locke also provide for certain benefits upon termination of employment. Upon death or disability, Messrs. Dowd and Locke (or their estates) are entitled to the executive’s current base salary for the remainder of the employment period, and, subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment. Upon termination of employment by us without cause or voluntarily by Messrs. Dowd or Locke for good reason, subject to the execution of a written release, the executive is also entitled to:
•	salary continuation for the remainder of the agreement term, or two years if the termination occurs upon or within six months following a change in control;

•	subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment; and

•	continuation of certain welfare benefits and perquisites through the remainder of the agreement term, or two years if the termination occurs upon or within six months following a change in control.
     For purposes of Messrs. Dowd’s and Locke’s employment agreements, “cause” generally means the executive’s:
•	failure to comply with any obligation imposed by his employment agreement;

•	being indicted for any felony or any misdemeanor that causes or is likely to cause harm or embarrassment to the Company, in the reasonable judgment of the board;

•	theft, embezzlement or fraud in connection with the performance of duties;

•	engaging in any activity that gives rise to a material conflict of interest with the company;

•	misappropriation by the executive of any material business opportunity of the company;

•	any failure to comply with, observe or carry out the Company’s or the Board’s rules, regulations, policies or codes of ethics or conduct;

•	substance abuse or illegal use of drugs that, in the reasonable judgment of the Board, impairs the executive’s performance or causes or is likely to cause harm or embarrassment to the company; or

•	engagement in conduct that the executive knows or should know is injurious to the company.
     For purposes of Messrs. Dowd’s and Locke’s employment agreements, “good reason” generally means, without the executive’s prior written consent:
•	the Company’s failure to comply with material obligations under his employment agreement;

•	a change of the executive’s position; or

•	a reduction in the executive’s base salary.
     For purposes of Messrs. Dowd’s and Locke’s employment agreements, “change in control” generally means:
•	an acquisition representing 50% or more of either our Parent’s common stock or the combined voting power of the securities of our Parent entitled to vote generally in the election of the Parent Board;

•	a change in 2/3 of the members of Parent Board from the members on the effective date of the executive’s employment agreement, unless approved by (i) 2/3 of the members of the Parent Board on the effective date of the executive’s employment agreement or (ii) members nominated by such members;

•	the approval by Parent stockholders of (i) a complete liquidation or dissolution of our Parent or the Company or (ii) the sale or other disposition (other than a merger or consolidation) of all or substantially all of the assets of our Parent and its subsidiaries; or

•	we cease to be a direct or indirect wholly owned subsidiary of our Parent.
     Under all circumstances, all of Messrs. Dowd’s and Locke’s unvested equity awards will be forfeited as of the date of the executive’s termination.
Former Interim Chief Financial Officer
     On March 14, 2008, following the termination of the employment of our former Chief Financial Officer, Curtis J. Larrimer, our Senior Vice President and Treasurer, Mr. Fox, was appointed Interim Chief Financial Officer. On September 30, 2008, Mr. Fox was succeeded in his role as Interim Chief Financial Officer by Mr. Nuzzo, but continues to serve as Senior Vice President and Treasurer.
     We are not party to an employment agreement with Mr. Fox. In 2008, Mr. Fox was entitled to a base salary and, pursuant to the 2008 Incentive Plan, an annual performance bonus as determined by the Compensation Committee. As described in “Compensation Discussion and Analysis,” the Compensation Committee has adopted annual incentive plans setting forth target and maximum bonus amount and performance goals at various thresholds.
     Mr. Fox is also entitled to employee benefits generally available to all employees, as well as benefits generally available to our executive officers. In addition, Mr. Fox receives certain perquisites, including insurance, parking and additional cash compensation to meet specific goals, such as a car allowance and professional assistance. Mr. Fox is also eligible to participate in our non-qualified deferred compensation plan available to executive officers. See “Non-qualified Deferred Compensation.”
     All of Mr. Fox’s unvested equity awards will be forfeited in the event, and as of the date of, his termination.
General
     The employment agreements for all of our 2008 Named Executive Officers contain:
•	terms of confidentiality concerning trade secrets and confidential or proprietary information which may not be disclosed by the executive except as required by court order or applicable law; and

•	certain non-competition and non-solicitation provisions which restrict the executive and certain relatives from engaging in activities against our interests or those of our parent companies during the term of employment and, in the case of Mr. Fortunato and Ms. Kaplan, eighteen months following the termination of employment, and in the case of the other 2008 Named Executive Officers, for the longer of the first anniversary of the date of termination of employment or the period during which the executive receives termination payments.

Potential Termination or Change-in-Control Payments
     The following tables summarize the value of the compensation that certain 2008 Named Executive Officers would have received if they had terminated employment on December 31, 2008 under the circumstances shown or if we had undergone a change in control on such date. The tables exclude (1) compensation amounts accrued through December 31, 2008 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and (2) vested account balances under our 401(k) Plan that are generally available to all of our salaried employees. Where applicable, the amounts reflected for the prorated annual incentive compensation in 2008 are the amounts that were actually paid to the 2008 Named Executive Officers in March 2009 under the 2008 Incentive Plan, since the hypothetical termination date is the last day of the fiscal year for which the bonus is to be determined.
     Where applicable, the information in the tables uses a fair market value per share of $7.05 as of December 31, 2008 for GNC Parent Corporation’s common stock. Since the Merger, the Compensation Committee has used a valuation methodology in which the fair market value of the common stock is based on our business enterprise value and, in situations deemed appropriate by the Parent Compensation Committee, may be discounted to reflect the lack of marketability associated with the common stock.
     For purposes of calculating any hypothetical reduction payment as a result of change in control payments, we have assumed that the change in control payments for any of the 2008 Named Executive Officers would have included the amount of 2008 annual incentive compensation, and the value of any options granted in 2008. To the extent any of these amounts were paid prior to December 31, 2008, they are not reflected in the tables below.
Chief Executive Officer
Joseph Fortunato

	Termination w/o		Termination w/o	Termination w/o
	Cause or for Good	Termination w/o	Cause or for Good	Cause or for Good
	Reason or	Cause or for Good	Reason in	Reason in
	Non-renewal of the	Reason upon a	anticipation of a	Connection with an	Voluntary	Death or
	Agreement	Change in Control	Change in Control	IPO	Termination	Disability
Benefit	($)	($)	($)	($)	($)	($)
Lump Sum Base Salary	1,720,000	2,580,000	2,580,000	2,580,000	—	860,000
Lump Sum Annual Incentive Compensation	1,538,563	2,307,845	2,307,845	2,307,845	—	769,282
Lump Sum Annualized Value or Perquisites	144,757	217,136	—	—	—	72,379
Prorated Annual Incentive Compensation	928,509	928,509	928,509	928,509	—	928,509
Health & Welfare Benefits	14,469	14,469	14,469	14,469	—	14,469
Accelerated Vesting of Stock Options	1,294,449	1,941,673	1,941,673	1,941,673	—	647,224
Payment Reduction	—	—	—	—	—	—

Net Value	5,640,747	7,989,632	7,772,496	7,772,496	—	3,291,863

     We have an employment agreement with Mr. Fortunato. See “—Employment Agreements with Our 2008 Named Executive Officers – Chief Executive Officer” for a description of the severance and change in control benefits provided under Mr. Fortunato’s employment agreement.
     As stated above, Mr. Fortunato’s employment agreement provides that if any payment would have been subject to or result in the imposition of the excise tax imposed by Section 4999 of the Internal Revenue Code, then the amount of such payment or payments would have been reduced to the highest amount that may be paid by us without subjecting such payment to the excise tax. Mr. Fortunato’s employment agreement provides that the reduction will not apply if he would, on a net after-tax basis, receive less compensation than if the payment were not so reduced. Based on a hypothetical change in control on December 31, 2008, Mr. Fortunato would have been subject to a reduction payment if his employment had also been terminated at the time of a December 31, 2008 change in control or on December 31, 2008 in anticipation of a change in control, but not upon a change in control without an employment termination. The calculation of the payment reduction amounts does not include a valuation of the non-competition covenant in Mr. Fortunato’s employment agreement. A portion of the severance payments payable to Mr. Fortunato may be attributable to reasonable compensation for the non-competition covenant and could eliminate or reduce the reduction amount.
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
     Upon a termination of employment on December 31, 2008, the shares of our Parent’s common stock owned by Mr. Fortunato would have been subject to repurchase by us or our designee for a period of 180 days (270 days upon termination because of death or disability) following the termination based on fair value as determined by the Company Board.
Other 2008 Named Executive Officers
Beth J. Kaplan

	Termination w/o	Termination w/o	Termination w/o
	Cause or for Good	Cause or for Good	Cause or for Good
	Reason or	Reason upon or in	Reason in
	Non-renewal of the	anticipation of a	Connection with an	Voluntary	Death or
	Agreement	Change in Control	IPO	Termination	Disability
Benefit	($)	($)	($)	($)	($)
Lump Sum Base Salary	1,042,500	1,390,000	1,390,000	—	695,000
Lump Sum Annual Incentive Compensation	732,375	1,464,750	1,464,750	—	—
Lump Sum Annualized Value or Perquisites	—	100,000	100,000	—	50,000
Prorated Annual Incentive Compensation	732,375	732,375	732,375	—	732,375
Health & Welfare Benefits	13,578	13,578	13,578	—	13,578
Accelerated Vesting of Stock Options	21,000	105,000	21,000	—	21,000
Payment Reduction	—	—	—	(150,000)	—

Net Value	2,541,828	3,805,703	3,721,703	(150,000)	1,511,953

Michael M. Nuzzo

		Termination w/o
		Cause or for Good
	Termination w/o	Reason within 6
	Cause or for Good	Months after a	Voluntary	Death or
	Reason	Change in Control	Termination	Disability
Benefit	($)	($)	($)	($)
Base Salary Continuation	733,333	800,000	—	733,333
Prorated Annual Incentive Compensation	80,542	80,542	—	80,542
Health & Welfare Benefits	16,714	18,282	—	—
Accelerated Vesting of Stock Options	—	—	—	—
Payment Reduction	—	—	—	—

Net Value	830,589	898,824	—	813,875
Thomas Dowd

		Termination w/o
		Cause or for Good
	Termination w/o	Reason within 6
	Cause or for Good	Months after a	Voluntary	Death or
	Reason	Change in Control	Termination	Disability
Benefit	($)	($)	($)	($)
Base Salary Continuation	—	659,200	—	—
Prorated Annual Incentive Compensation	271,985	271,985	—	271,985
Health & Welfare Benefits	—	19,481	—	—
Accelerated Vesting of Stock Options	—	—	—	—
Payment Reduction	—	—	—	—

Net Value	271,985	950,666	—	271,985

Michael Locke

		Termination w/o
		Cause or for Good
	Termination w/o	Reason within 6
	Cause or for Good	Months after a	Voluntary	Death or
	Reason	Change in Control	Termination	Disability
Benefit	($)	($)	($)	($)
Base Salary Continuation	—	540,800	—	—
Prorated Annual Incentive Compensation	171,339	171,339	—	171,339
Health & Welfare Benefits	—	17,799	—	—
Accelerated Vesting of Stock Options	—	—	—	—
Payment Reduction	—	—	—	—

Net Value	171,339	729,938	—	171,339
J. Kenneth Fox

Termination w/o
Cause or for Good
	Termination w/o	Reason within 6
	Cause or for Good	Months after a	Voluntary	Death or
	Reason	Change in Control	Termination	Disability
Benefit	($)	($)	($)	($)
Base Salary Continuation	—	—	—	—
Prorated Annual Incentive Compensation	133,079	133,079	133,079	—
Health & Welfare Benefits	—	—	—	—
Accelerated Vesting of Stock Options	—	—	—	—
Payment Reduction	—	—	—	—

Net Value	133,079	133,079	133,079	—
     As discussed above, we are not party to an employment agreement with Mr. Fox. In the event of a change in control of the Company, the 2007 Stock Plan provides that unvested stock options generally may be fully vested, cancelled for fair value or substituted for awards that substantially preserve the applicable terms of the stock options. We have assumed for purposes of the table that upon a change in control of the Company, Mr. Fox’s unvested stock options would be substituted for awards that substantially preserve the applicable terms of the stock options. In the event that in the exercise of discretion by the Compensation Committee, Mr. Fox’s unvested stock options would have become vested in connection with a change in control on December 31, 2008, the value of his vested options as of such would have been $133,079.

Director Compensation
     Pursuant to our director compensation policy, effective as August 15, 2007, we compensate our directors as follows: (i) our non-employee chairman receives an annual retainer of $200,000 and (ii) our non-employee directors receive an annual retainer of $40,000. Directors are not entitled to any additional cash compensation such as fees for attending meetings. However, each non-employee director is entitled to receive a grant of non-qualified stock options to purchase a minimum of 36,176 shares of Parent’s common stock. Any director or chairman who is employed by ACOF, OTPP and other purchasers in connection with the Merger is not entitled to any retainers or stock option grants.
     The table below sets forth information with respect to compensation for our directors for 2008.
     Norman Axelrod, David B. Kaplan, Jeffery B. Schwartz, Lee Sienna, Josef Prosperi and Michele J. Buchignani were each appointed as members of the Company Board effective as of March 16, 2007. As stated above, any employee employed by ACOF or OTPP is not entitled to any additional compensation for serving as director. Accordingly, Messrs. Kaplan, Schwartz, Sienna and Prosperi and Ms. Buchignani are not listed in the table below.
     Richard D. Innes and Carmen Fortino were elected as directors to the Company Board effective July 17, 2007. Effective January 2, 2008, we entered into an employment agreement with Beth J. Kaplan in connection with her appointment as our President and Chief Merchandising and Marketing Officer. Ms. Kaplan was appointed as a member of the Company Board effective February 12, 2008. Neither Mr. Fortunato nor Ms. Kaplan receives any compensation for serving as a director.

					Change in Pension
					Value and
					Non-qualified
				Non-Equity	Deferred
	Fees Earned or Paid			Incentive Plan	Compensation	All other
	in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)[1,2]	($)	($)	($)	($)
Norman Axelrod	200,000	—	116,111	—	—	—	316,111
Richard D. Innes	40,000 [3]	—	10,277	—	—	—	50,277
Carmen Fortino	40,000 [3]	—	10,277	—	—	—	50,277

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123R for all option awards held by such person and outstanding on December 31, 2008. For additional information, see Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The amounts reflect the accounting expense for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards. The grant date fair value of the stock option awards was $1.67, calculated in accordance with FAS 123R.

(2)	The table below sets forth information regarding exercisable and unexercisable stock options granted to the listed directors and held as of March 1, 2009. No other stock awards were made to the directors, and no stock options were exercised by the directors in 2007.

	Option Awards Outstanding on March 1, 2009
Name	Exercisable	Unexercisable
Norman Axelrod	146,156	219,236
Richard D. Innes	7,236	28,940
Carmen Fortino	7,236	28,940

(3)	Messrs. Innes and Fortino each received payment in Canadian Dollars in the amount of CAN $40,584. The amount set forth in the table above reflect such amounts reflected in U.S. Dollars based on an average conversion rate of 1.015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of March 1, 2009 (the “Ownership Date”), the number of shares of our Parent’s common stock beneficially owned by (1) each person or group known by us to own beneficially more than 5% of the outstanding shares of our Parent’s common stock, (2) each director, (3) each of the named executive officers, and (4) all directors and executive officers as a group.
     Percentage ownership is based on a total of 87,663,590 shares of our Parent’s Class A common stock and Class B common stock and 29,973,364 shares of our Parent’s Series A preferred stock outstanding as of the Ownership Date, subject to the assumptions described below.
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

	Beneficial Ownership
	Class A	Class B		Series A
	Common	Common		Preferred
Name of Beneficial Owner	Shares	Shares	Percentage	Shares	Percentage

Directors and Named Executive Officers[1,2]:
Norman Axelrod[3]	205,782	—	*	20,374	*
Michele Buchignani[4]	—	—	—	—	—
Robert Chessen	—	—	—	—	—
Christine Clark	—	—	—	—	—
Thomas Dowd	212,544	—	*	17,674	*
Carmen Fortino[3]	7,236	—	*	—	*
Joseph Fortunato	1,511,371	—	1.7%	84,907	*
J. Kenneth Fox	149,750	—	*	14,160	*
Richard D. Innes[3]	7,236	—	—	—	—
Beth J. Kaplan[5]	350,000	—	—	—	—
David B. Kaplan[6]	—	—	—	—	—
Lee Karayusuf	120,793	—	*	11,307	*
Michael Locke	149,750	—	*	14,160	*
Michael M. Nuzzo	—	—	—	—	—
Josef Prosperi[4]	—	—	—	—	—
Jeffrey B. Schwartz[7]	—	—	—	—	—
Lee Sienna[4]	—	—	—	—	—
Reginald N. Steele	149,750	—	*	14,160	*
Gerald J. Stubenhofer	25,000	—	*	—	*
All directors and executive officers as a group (19 persons)	2,889,212	—	3.2%	176,742	*

	Beneficial Ownership
	Class A	Class B		Series A
	Common	Common		Preferred
Name of Beneficial Owner	Shares	Shares	Percentage	Shares	Percentage
Beneficial Owners of 5% or More of Outstanding Parent’s Common Stock :

Ares Corporate Opportunities Fund II, L.P8	33,539,898	—	38.3%	11,460,102	38.2%
KL Holdings LLC[9]	4,605,028	—	5.3%	1,573,472	5.2%
Ontario Teachers’ Pension Plan Board[10]	14,581,393	28,168,561	48.8%	14,607,046	48.7%

*	Less than 1% of the outstanding shares.

(1)	The address of each current executive officer is c/o General Nutrition Centers, Inc., 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222.

(2)	On March 16, 2007, in connection with the Merger, our Parent entered into a stockholders agreement with each of our stockholders. Pursuant to the stockholders agreement, as amended February 12, 2008, our Parent’s principal stockholders each have the right to designate four members of our Parent’s board of directors (or, at the sole option of each, five members of the board of directors, one of which shall be independent, for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent). As a result, each of Ares Corporate Opportunities Fund II, L.P. (“ACOF II”) and OTPP may be deemed to be the beneficial owner of the shares of our Parent’s common stock and preferred stock held by the other parties to the stockholders’ agreement. ACOF II and OTFF each expressly disclaims beneficial ownership of such shares of our Parent’s common stock and preferred stock.

(3)	The address of each of Messrs. Axelrod, Fortino and Innes is c/o Ares Corporate Opportunities Fund II, L.P., 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(4)	Ms. Buchignani and Mr. Prosperi are directors of the private equity group of OTPP. Mr. Sienna is a Vice President, Private Capital of OTPP. Each of Ms. Buchignani, Mr. Prosperi and Mr. Sienna disclaims beneficial ownership of the shares of our Parent’s common stock and preferred stock owned by OTPP. The address for each of Ms. Buchignani, Mr. Prosperi and Mr. Sienna is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(5)	Ms. Kaplan is a member of Axcel Managers LLC, the managing member of Axcel Partners III LLC, and of SK Limited Partnership, a member of Axcel Partners III LLC. Axcel Partners III LLC holds 318,693 shares of our Class A Common Stock and 128,861 shares of our Series A Cumulative Preferred Stock. Ms. Kaplan disclaims beneficial ownership of the shares owned by Axcel Partners III LLC, except to the extent of any pecuniary interest therein. The address of each of Axcel Managers LLC, SK Limited Partnership and Axcel Partners III LLC is 10955 Nacirema Lane, Stevenson, MD 21153.

(6)	Mr. Kaplan is a Senior Partner in the Private Equity Group of Ares Management LLC (“Ares Management”), which indirectly controls ACOF II. Mr. Kaplan disclaims beneficial ownership of the shares owned by ACOF II, except to the extent of any pecuniary interest therein.

(7)	Mr. Schwartz is a Principal in the Private Equity Group of Ares Management, which indirectly controls ACOF II. Mr. Schwartz disclaims beneficial ownership of the shares owned by ACOF II, except to the extent of any pecuniary interest therein.

(8)	Reflects shares owned by ACOF II. The general partner of ACOF II is ACOF Management II, L.P. (“ACOF Management II”) and the general partner of ACOF Management II is ACOF Operating Manager II, L.P. (“ACOF Operating Manager II”). ACOF Operating Manager II is indirectly owned by Ares Management which, in turn, is indirectly controlled by Ares Partners Management Company, LLC (“APMC” and, together with ACOF II, ACOF Management II, ACOF Operating Manager II and Ares Management the “Ares Entities”). Antony P. Ressler is the Manager of APMC. Each of Mr. Ressler, the Ares Entities (other than ACOF II, with respect to the shares owned by ACOF II) and the partners, members and managers thereof, disclaims beneficial ownership of these shares, except to the extent of any pecuniary interest therein. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067.

(9)	The address of KL Holdings LLC is 1250 Fourth Street, Santa Monica, California 90401.

(10)	The address of Ontario Teachers’ Pension Plan Board is 5650 Yonge Street, Toronto, Ontario M2M 4H5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Management Services Agreement
     Upon completion of the Merger, we entered into a management services agreement with our Parent. Under the agreement, our Parent agreed to provide us and our subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. Under the terms of the management services agreement, we have agreed to provide customary indemnification to our Parent and its affiliates and those providing services on its behalf. In addition, upon completion of the Merger, we incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to our Parent for services rendered in connection with the Merger. In 2008, we paid $1.5 million under this agreement.
Stockholders’ Agreement
     Upon completion of the Merger, our Parent entered into a stockholders agreement with each of its stockholders, which includes certain of our directors, employees, and members of our management and our principal stockholders. The stockholders agreement was amended and restated as of February 12, 2008. Through a voting agreement, the amended and restated stockholders agreement gives each of ACOF and OTPP, our Parent’s principal stockholders, the right to designate four members of our Parent’s board of directors (or, at the sole option of each, five members of the board of directors, one of which shall be independent) for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent. The voting agreement also provides for election of our Parent’s then-current chief executive officer to our Parent’s board of directors. Under the terms of the amended and restated stockholders agreement, certain significant corporate actions require the approval of a majority of directors on the board of directors, including a majority of the directors designated by ACOF and a majority of the directors designated by OTPP. The amended and restated stockholders agreement also contains significant transfer restrictions and certain rights of first offer, tag-along, and drag-along rights. In addition, the amended and restated stockholders agreement contains registration rights that require our Parent to register common stock held by the stockholders who are parties to the stockholders agreement in the event our Parent registers for sale, either for its own account or for the account of others, shares of its common stock.
Lease Agreements
     General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 21 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada. Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of our parent. See “—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The aggregate value of the leases is approximately $10.4 million, together with certain future landlord related costs, of which $2.5 million was paid during the 2008 fiscal year. Each lease was negotiated in the ordinary course of business on an arm’s length basis.
Stock Purchase
     During the third and fourth quarter of 2008, Axcel Partners III, LLC purchased 273,215 shares of Common Stock of our parent at a price of $6.82 per share, for an aggregate purchase price of $1.9 million, and 45,478 shares of Common Stock of our parent at a price of $7.08 per share, for an aggregate purchase price of $0.3 million, respectively, and 110,151 and 18,710 shares of Preferred Stock of our parent at a price of $5.00 per share plus accrued and unpaid dividends through the dates of purchase, for an aggregate purchase price of $0.6 million and $0.1 million, respectively. Ms. Kaplan, who serves as a director and as our President and Chief Merchandising and Marketing Officer, is a member of Axcel Managers LLC, the managing member of Axcel Partners III LLC, and of SK Limited Partnership, a member of Axcel Partners III LLC.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the years ended December 31, 2008 and 2007, were:

	2008	2007
	(in thousands)
Type of Fee
Audit Fees	$767	$1,146
Audit-Related Fees	254	—
Tax Fees	49	73
Other Fees	1	—

Total	$1,071	$1,219

Audit Fees
     The Audit Fees for the years December 31, 2008 and 2007, respectively, were for professional services rendered by PricewaterhouseCoopers for the audit of our consolidated annual financial statements, review of our quarterly consolidated financial statements, issuance of consents, assistance with registration statements and offering memorandums and statutory audits. The Audit fee for the year ended December 31, 2007 also includes the audit of our financial statements for the period from January 1 through March 15, 2007.
Audit-Related Fees
     Audit-Related Fees for the year ended December 31, 2008 include the assessment of the Company’s internal control over financial reporting by PricewaterhouseCoopers.
     PricewaterhouseCoopers did not bill us any fees during the year ended December 31, 2007, for audit related services.
Tax Fees
     The Tax Fees for the years ended December 31, 2008 and 2007, were for services rendered by PricewaterhouseCoopers relating to tax compliance.
     In accordance with policies adopted by our audit committee, all audit and non-audit related services to be performed by our independent public accountants must be approved in advance by the audit committee or by a designated member of the audit committee. All services rendered by PricewaterhouseCoopers were approved by our audit committee.

PART IV
     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
          (a) Documents filed as part of this report:
               (1) Financial statements filed in Part II, Item 8 of this report:
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets

As of December 31, 2008 and December 31, 2007.

•	Consolidated Statements of Operations and Comprehensive Income

For the year ended December 31,2008, for the period from March 16 to December 31, 2007, for the period from January 1 to March 15, 2007 and for the year ended December 31, 2006.

•	Consolidated Statements of Stockholder’s (Deficit) Equity

For the year ended December 31,2008, for the period from March 16 to December 31, 2007, for the period from January 1 to March 15, 2007 and for the year ended December 31, 2006.

•	Consolidated Statements of Cash Flows

For the year ended December 31,2008, for the period from March 16 to December 31, 2007, for the period from January 1 to March 15, 2007 and for the year ended December 31, 2006.

•	Notes to Consolidated Financial Statements
               (2) Financial statement schedule:

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
General Nutrition Centers, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts(1)

	Successor		Predecessor
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
	(in thousands)
Balance at beginning of period	$3,875	$4,266	$4,382	$10,619
Additions-charged to costs and expense	4,025	1,973	929	4,693
Deductions	(3,512)	(2,364)	(1,045)	(10,930)

Balance at end of period	$4,388	$3,875	$4,266	$4,382

Inventory Reserves

	Successor		Predecessor
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
	(in thousands)
Balance at beginning of period	$9,859	$10,487	$10,796	$12,153
Additions-charged to costs and expense	3,318	2,541	747	3,755
Deductions	(2,791)	(3,169)	(1,056)	(5,112)

Balance at end of period	$10,386	$9,859	$10,487	$10,796

Valuation Allowances

	Successor		Predecessor
	Year ended	March 16-	January 1-	Year ended
	December 31,	December 31,	March 15,	December 31,
	2008	2007	2007	2006
	(in thousands)
Balance at beginning of period	$10,955	$7,191	$13,231	$11,571
Additions-charged to costs and expense	2,344	3,764	130	3,227
Deductions	(1,309)	—	(6,170)	(1,567)

Balance at end of period	$11,990	$10,955	$7,191	$13,231

(1)	These balances are the total allowance for doubtful accounts for trade accounts receivable and the current and long-term franchise note receivable.

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
3.3 By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
4.1 Amended and Restated Stockholders Agreement, dated February 12, 2008, by and among GNC Acquisition Holdings Inc. (“Holdings”), Ares Corporate Opportunities Fund II, L.P., Ontario Teachers’ Pension Plan Board and the other stockholders party thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.)
4.2 Indenture, dated as of March 16, 2007, among the Company, the Guarantors named therein and LaSalle Bank National Association, as trustee, governing the Senior Floating Rate Toggle Notes due 2014. (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4 (File No. 333-144396), filed July 6, 2007.)
4.3 Form of Senior Floating Rate Toggle Note due 2014. (Incorporated by reference to Exhibit 4.2 above.)
4.4 Indenture, dated as of March 16, 2007, among the Company, the Guarantors named therein and LaSalle Bank National Association, as trustee, governing the 10.75% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4, filed July 6, 2007.)
4.5 Form of 10.75% Senior Subordinated Note due 2015 (Incorporated by reference to Exhibit 4.4 above.)
4.6 Registration Rights Agreement, dated as of March 16, 2007, by and among the Company and J.P. Morgan Securities Inc., Goldman, Sachs & Co. and Lehman Brothers Inc. with respect to the Senior Floating Rate Toggle Notes due 2014. (Incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-4, filed July 6, 2007.)
4.7 Registration Rights Agreement, dated as of March 16, 2007, by and among the Company and J.P. Morgan Securities Inc., Goldman, Sachs & Co. and Lehman Brothers Inc. with respect to the 10.75% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4, filed July 6, 2007.)
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
10.5 Patent License Agreement, dated December 5, 2003, by and between General Nutrition Corporation and N.V. Nutricia. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
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
10.10 GNC Live Well Later Non-Qualified Deferred Compensation Plan, effective February 1, 2002. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed April 15, 2004.)
10.11 GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, adopted March 16, 2007. (Incorporated by reference to Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114396), filed August 10, 2007.)
10.12 Amendment No. 1 to GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, dated as of February 12, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 14, 2008.)
10.13 Form of Non-Qualified Stock Option Agreement Pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)
10.14 Form of Incentive Stock Option Agreement Pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed March 14, 2008.)
10.15 Amended and Restated Employment Agreement, dated as of February 16, 2009, by and between the Company, Holdings and Joseph M. Fortunato. *
10.16.1 Employment Agreement, dated as of October 31, 2008, by and between the Company, Holdings and Michael M. Nuzzo. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-144396), filed November 4, 2008.)

10.16.2 Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and among the Company, Holdings and Michael M. Nuzzo. *
10.17.1 Employment Agreement, dated as of December 19, 2007, by and between the Company, Holdings and Beth Kaplan. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.)
10.17.2 Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and among the Company, Holdings and Beth Kaplan. *
10.18.1 Employment Agreement, dated as of April 21, 2008, by and between the Company, Holdings and Thomas Dowd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-144396), filed May 9, 2008.)
10.18.2 Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and among the Company, Holdings and Thomas Dowd. *
10.19.1 Employment Agreement, dated as of May 27, 2008, by and between the Company, Holdings and Michael Locke. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-144396), filed August 7, 2008.)
10.19.2 Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and among the Company, Holdings and Michael Locke. *
10.20 GNC/Rite Aid Retail Agreement, dated as of December 8, 1998, by and between General Nutrition Sales Corporation and Rite Aid Corporation. (Incorporated by reference to Exhibit 10.24 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.) †
10.21 Amendment to the GNC/Rite Aid Retail Agreement, dated as of November 20, 2000, by and between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.25 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 9, 2004.) †
10.22 Amendment to the GNC/Rite Aid Retail Agreement dated as of May 1, 2004, between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp.† (Incorporated by reference to Exhibit 10.26 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 9, 2004.)
10.23.1 Form of indemnification agreement for directors. (Incorporated by reference to Exhibit 10.22.1 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)
10.23.2 Form of indemnification agreement for executive officers. (Incorporated by reference to Exhibit 10.22.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)
10.24 Amended and Restated Stock Purchase Agreement, dated as of November 21, 2006, by and among GNC Parent Corporation and GNC Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-114502), filed November 28, 2006).
10.25 Management Services Agreement, dated as of March 16, 2007, by and between GNC Acquisition Holdings Inc. and the Company. (Incorporated by reference to Exhibit 10.25 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007.)

10.26 Credit Agreement, dated as of March 16, 2007, among GNC Corporation, the Company, the lenders party thereto, J.P. Morgan Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, Goldman Sachs Credit Partners L.P., as syndication agent, Merrill Lynch Capital Corporation and Lehman Commercial Paper Inc., as documentation agents and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.31 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007).
10.27 Guarantee and Collateral Agreement, dated as of March 16, 2007, by GNC Corporation, the Company and the guarantor’s party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.32 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007).
10.28 Form of Intellectual Property Security Agreement, dated as of March 16, 2007, by GNC Corp, the Company and the guarantor’s party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.25 above.)
10.29 Amended and Restated GNC/Rite Aid Agreement, dated as of July 31, 2007, by and between Nutra Sales Corporation (f/k/a General Nutrition Sales Corporation) and Rite Aid Hdqtrs. Corp. (Incorporated by reference to Exhibit 10.34 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4, filed August 10, 2007). †
12.1 Statement re: Computation of Ratio of Earnings to Fixed Charges. *
21.1 Subsidiaries of the Company. *
31.1. Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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
Dated: March 18, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph Fortunato
Joseph Fortunato
Director and Chief Executive Officer (principal executive officer)
Dated: March 18, 2009

By:	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer (principal financial and accounting officer)
Dated: March 18, 2009

By:	/s/ Norman Axelrod
Norman Axelrod
Chairman of the Board of Directors
Dated: March 17, 2009

By:	/s/ David B. Kaplan
David B. Kaplan
Director
Dated: March 18, 2009

By:	/s/ Jeffrey B. Schwartz
Jeffrey B. Schwartz
Director
Dated: March 18, 2009

By:	/s/ Lee Sienna
Lee Sienna
Director
Dated: March 17, 2009

By:	/s/ Josef Prosperi
Josef Prosperi
Director
Dated: March 18, 2009

By:	/s/ Michele J. Buchignani
Michele J. Buchignani
Director
Dated: March 19, 2009

By:	/s/ Richard D. Innes
Richard D. Innes
Director
Dated: March 18, 2009

By:	/s/ Carmen Fortino
Carmen Fortino
Director
Dated: March 17, 2009

By:	/s/ Beth J. Kaplan
Beth J. Kaplan
Director
Dated: March 16, 2009