Form 10-Q
period 2009-03-31
GENERAL NUTRITION CENTERS, INC.
filed 2009-05-07
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Registrant’s telephone number, including area code: (412) 288-4600
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☑ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
     As of May 7, 2009, 100 shares of common stock, par value $0.01 per share (the “Common Stock”) of General Nutrition Centers, Inc. were outstanding. All shares of our Common Stock are held by GNC Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2009	2008 *
	(unaudited)
Current assets:
Cash and cash equivalents	$65,635	$42,307
Receivables, net	90,913	89,413
Inventories, net (Note 3)	377,674	363,654
Deferred tax assets, net	11,455	11,455
Prepaids and other current assets	35,112	47,952

Total current assets	580,789	554,781

Long-term assets:
Goodwill (Note 4)	623,071	622,909
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	160,780	163,176
Property, plant and equipment, net	202,718	206,154
Deferred financing fees, net	21,469	22,470
Other long-term assets	2,652	2,518

Total long-term assets	1,730,690	1,737,227

Total assets	$2,311,479	$2,292,008

Current liabilities:
Accounts payable	$140,010	$123,577
Accrued payroll and related liabilities	20,137	22,582
Accrued income taxes	80	—
Accrued interest (Note 5)	6,818	15,745
Current portion, long-term debt (Note 5)	10,652	13,509
Deferred revenue and other current liabilities	73,660	74,309

Total current liabilities	251,357	249,722

Long-term liabilities:
Long-term debt (Note 5)	1,069,278	1,071,237
Deferred tax liabilities, net	278,312	278,003
Other long-term liabilities	40,724	40,984

Total long-term liabilities	1,388,314	1,390,224

Total liabilities	1,639,671	1,639,946

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	592,734	592,355
Retained earnings	93,209	73,764
Accumulated other comprehensive loss	(14,135)	(14,057)

Total stockholder’s equity	671,808	652,062

Total liabilities and stockholder’s equity	$2,311,479	$2,292,008

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008
Revenue	$439,897	$428,133

Cost of sales, including costs of warehousing, distribution and occupancy	285,729	278,890

Gross profit	154,168	149,243

Compensation and related benefits	65,325	61,571
Advertising and promotion	14,739	18,147
Other selling, general and administrative	23,853	24,925
Foreign currency loss	97	92

Operating income	50,154	44,508

Interest expense, net (Note 5)	19,062	23,071

Income before income taxes	31,092	21,437

Income tax expense (Note 10)	11,647	8,097

Net income	19,445	13,340

Other comprehensive loss	(78)	(4,564)

Comprehensive income	$19,367	$8,776

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Loss	Equity
Balance at December 31, 2008	100	$—	$592,355	$73,764	$(14,057)	$652,062

Return of capital to GNC Corporation	—	—	(278)	—	—	(278)
Non-cash stock-based compensation	—	—	657	—	—	657
Net income	—	—	—	19,445	—	19,445
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $309	—	—	—	—	540	540
Foreign currency translation adjustments	—	—	—	—	(618)	(618)

Balance at March 31, 2009 (unaudited)	100	$—	$592,734	$93,209	$(14,135)	$671,808

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,445	$13,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,862	7,310
Amortization of intangible assets	2,597	3,090
Amortization of deferred financing fees	1,002	941
Amortization of original issue discount	89	81
Increase in provision for inventory losses	3,808	3,521
Non-cash stock-based compensation	657	729
(Decrease) increase in provision for losses on accounts receivable	(1,284)	921
Changes in assets and liabilities:
Increase in receivables	(306)	(433)
Increase in inventory, net	(18,422)	(24,966)
Decrease in franchise note receivables, net	112	471
Decrease (increase) in other assets	2,525	(78)
Increase in accounts payable	16,507	26,140
Increase in accrued taxes	10,333	6,686
Decrease in interest payable	(8,927)	(11,152)
Decrease in accrued liabilities	(2,656)	(18,804)

Net cash provided by operating activities	34,342	7,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,539)	(6,248)
Franchise store conversions	—	34
Store acquisition costs	(300)	(125)

Net cash used in investing activities	(5,839)	(6,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of capital to Parent company	(278)	(494)
Payments on long-term debt	(4,906)	(1,936)

Net cash used in financing activities	(5,184)	(2,430)

Effect of exchange rate on cash	9	80

Net increase (decrease) in cash	23,328	(892)
Beginning balance, cash	42,307	28,854

Ending balance, cash	$65,635	$27,962

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF BUSINESS
          General Nature of Business. General Nutrition Centers, Inc. (“GNC” or the “Company”), a Delaware corporation, is a leading specialty retailer of nutritional supplements, which includes: vitamins, minerals and herbal supplements (“VMHS”), sports nutrition products, diet products and other wellness products.
          The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through www.gnc.com. Franchise stores are located in the United States and 44 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
          Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Immediately following the Merger, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC. The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. (“Ares”) and Ontario Teachers’ Pension Plan Board (“OTPP”), (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. In September 2008, pursuant to the Merger agreement, $10.8 million of additional consideration was paid as a result of the Company filing its March 16, 2007 to December 31, 2007 consolidated federal tax return. The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses (“NOL’s”) created as a result of the Merger.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2. BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 (the “Form 10-K”). The Company’s reporting period is based on a calendar year.
          The accounting policies of the Company are consistent with the policies disclosed in the Company’s audited financial statements for the year ended December 31, 2008. There have been no significant changes to these policies since December 31, 2008.
          The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009.
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
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.3 million at March 31, 2009 and $2.2 million at December 31, 2008.
          Book overdrafts of $3.8 million and $4.2 million as of March 31, 2009 and December 31, 2008, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of March 31, 2009 and December 31, 2008, or any balance on any given date.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          For the year ended December 31, 2008, the Company revised the presentation of changes in book overdrafts from a financing activity to an operating activity in its consolidated statement of cash flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase (decrease) in cash; however, it changed the cash provided by operating activities for the three months ended March 31, 2008, from $7.1 million, as previously disclosed in the prior year Form 10-Q, to $7.8 million, with a corresponding change in the cash flows used in financing activities for the three months ended March 31, 2008 from $1.7 million to $2.4 million.
          Financial Instruments and Derivatives. On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 133” (“SFAS 161”). SFAS 161 expands the current disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and provides for an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows.
          As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap agreements convert a portion of our floating rate debt to fixed rate debt. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, if any, are recorded in interest expense in the current period.
          Derivatives designated as hedging instruments under SFAS 133 have been recorded in the consolidated balance sheet at fair value as follows:

	Balance Sheet	March 31,	December 31,
Designated Cash Flow Hedges	Classification	2009	2008
		(unaudited)
		(in thousands)
Interest rate swap contracts	Other long-term liabilities	$18,053	$18,902

          The Company has interest rate swap agreements outstanding that effectively converted notional amounts of $300.0 million of debt from floating to fixed interest rates. These agreements expire in April 2009 and 2010. During the third quarter of 2008, the Company entered into two new forward swap agreements with start dates coinciding with the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). In addition, during the third quarter of 2008, the Company entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from a floating to a fixed interest rate. The new interest rate swap agreement increased our total amount hedged from $300.0 million to $400.0 million of our $961.7 million of variable rate debt outstanding. The outstanding agreements mature between April 2009 and September 2011.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the three months ended March 31, 2009, are as follows:

Amount of gain (loss)
recognized in other
Derivative in SFAS 133 cash	comprehensive income
flow hedging relationships	(Effective portion)
(in thousands)
Interest rate swap contracts	$849

          During the three months ended March 31, 2009, there was no amount recorded as ineffective or reclassified from accumulated other comprehensive income.
Recently Issued Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008 the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The Company adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 11) for financial assets and liabilities. The Company evaluated the impact of SFAS 157 on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing; the adoption had no impact on its consolidated financial statements for the three months ended March 31, 2009.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact the acquirer’s income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R became effective for fiscal years beginning after December 15, 2008 with early application prohibited. SFAS 141R also amends SFAS No. 109, “Accounting for Income Taxes”, such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. The Company adopted SFAS 141R during the first quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted SFAS 160 during the first quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for interim and annual periods beginning on or after November 15, 2008. The Company adopted SFAS 161 during the first quarter of 2009; the adoption had no impact on its consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other U.S. generally accepted accounting principles. The Company adopted FSP FAS 142-3 during the first quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. INVENTORIES, NET
     Inventories at each respective period consisted of the following:

	March 31, 2009
			Net Carrying
	Gross cost	Reserves	Value
	(unaudited)
	(in thousands)
Finished product ready for sale	$322,035	$(9,323)	$312,712
Work-in-process, bulk product and raw materials	61,440	(1,348)	60,092
Packaging supplies	4,870	—	4,870

	$388,345	$(10,671)	$377,674

	December 31, 2008
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$311,218	$(9,275)	$301,943
Work-in-process, bulk product and raw materials	57,995	(1,111)	56,884
Packaging supplies	4,827	—	4,827

	$374,040	$(10,386)	$363,654

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET
          Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with SFAS 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line or declining balance basis over periods not exceeding 35 years.
          For the three months ended March 31, 2009, the Company acquired 12 franchise stores. These acquisitions were accounted for utilizing the purchase method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $1.1 million, of which $0.3 million was paid in cash.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table summarizes the Company’s goodwill activity from December 31, 2008 to March 31, 2009.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2008	$302,765	$117,303	$202,841	$622,909
Acquired franchise stores	162	—	—	162

Balance at March 31, 2009 (unaudited)	$302,927	$117,303	$202,841	$623,071

          The following table summarizes the Company’s intangible asset activity from December 31, 2008 to March 31, 2009.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2008	$2,456	$500,000	$220,000	$160,019	$701	$883,176
Acquired franchise stores	—	—	—	—	201	201
Amortization expense	(731)	—	—	(1,721)	(145)	(2,597)

Balance at March 31, 2009 (unaudited)	$1,725	$500,000	$220,000	$158,298	$757	$880,780

     The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	March 31, 2009			December 31, 2008
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)	(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(2,829)	671	3,500	(2,545)	955
Gold card — franchise	3	5,500	(4,446)	1,054	5,500	(3,999)	1,501
Retail agreements	25-35	31,000	(2,301)	28,699	31,000	(2,038)	28,962
Franchise agreements	25	70,000	(5,717)	64,283	70,000	(5,016)	64,984
Manufacturing agreements	25	70,000	(5,717)	64,283	70,000	(5,017)	64,983
Other intangibles	5	1,150	(117)	1,033	1,150	(60)	1,090
Franchise rights	1-5	2,309	(1,552)	757	2,108	(1,407)	701

		$903,459	$(22,679)	$880,780	$903,258	$(20,082)	$883,176

          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at March 31, 2009:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2009	$6,925
2010	7,510
2011	6,957
2012	6,861
2013	6,853
Thereafter	125,674

Total	$160,780

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
          Long-term debt at each respective period consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$663,994	$668,563
Senior Toggle Notes	297,674	297,585
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	8,223	8,557
Capital leases	39	41
Less: current maturities	(10,652)	(13,509)

Total	$1,069,278	$1,071,237

          The Company’s net interest expense for each respective period is as follows:

	Three months ended
	March 31,	March 31,
	2009	2008
	(unaudited)
	(in thousands)
2007 Senior Credit Facility
Term Loan	$9,205	$11,896
Revolver	136	111
Senior Toggle Notes	5,531	7,132
10.75% Senior Subordinated Notes	2,956	2,956
OID amortization	89	81
Deferred financing fees	1,002	941
Mortgage	147	162
Interest income-other	(4)	(208)

Interest expense, net	$19,062	$23,071

     Accrued interest at each respective period consisted of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$5,439	$5,564
Senior Toggle Notes	853	6,700
10.75% Senior Subordinated Notes	526	3,481

Total	$6,818	$15,745

          Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates. At March 31, 2009 and December 31, 2008 the interest rate for the 2007 Senior Credit Facility was 3.3% and 4.9%, respectively. At March 31, 2009 and December 31, 2008 the interest rate for the Senior Toggle Notes was 6.4% and 7.6%, respectively.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Litigation
          The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business or financial condition. The Company currently maintains product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as an additional insured under most of such parties’ insurance policies. The Company also is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.
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
          Following the conclusion of the MuscleTech bankruptcy case, in September 2007, plaintiffs filed a stipulation dismissing all claims related to the sale of MuscleTech products in the four cases then-pending in the U.S. District Court, Southern District of New York (New Jersey, New York, Pennsylvania, and Florida). Additionally, plaintiffs filed motions with the Court to remand those actions to their respective state courts, asserting that the federal court had been divested of jurisdiction because the MuscleTech bankruptcy action was no longer pending. That motion was never ruled upon and has been rendered moot by the disposition of the case, discussed below.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. On August 25, 2008, plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit. Appellate briefs were submitted by all parties in January 2009 and the Company is awaiting a decision by the Court.
          In the Guzman case in California, plaintiffs’ Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008. The Company expects to submit an appellate brief in October 2009. Oral arguments have not been scheduled.
          On October 3, 2008, the plaintiffs in the five other Andro Actions filed another suit related to the sale of Andro Products in state court in Illinois. Stephens and Pio v. General Nutrition Companies, Inc. (Case No. 08 CH 37097, Circuit Court of Cook County, Illinois, County Department, Chancery Division). The allegations are substantially similar to all of the other Andro Actions.
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
          California Wage and Break Claim (“Casarez Matter”). On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. Discovery closed on March 9, 2009, and GNC filed a partial Motion for Summary Judgment on that date. On April 28, 2009, the Court granted summary judgment to GNC on the private attorney general claim but denied summary judgment as to meal and rest break claims of the two individual plaintiffs. The trial on those claims has been rescheduled to July 2009.
          California Wage and Break Claim. On November 4, 2008, ninety individual members of the purported class in the Casarez Matter refiled their individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009 and assigned to the same judge hearing the related Casarez matter. The Company is vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchisee bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Company’s Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiff’s individual claims were settled and dismissed. On March 18, 2009, the Company’s motion for summary judgment was granted as to the CBPC class claim. Currently, the Company’s motion for court costs and attorney fees is pending. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Creatine Claim. On October 29, 2008, plaintiff S.K., on behalf of himself and all others similarly situated, filed a complaint against the Company and General Nutrition Corporation in the U.S. District Court, Southern District of New York. Plaintiff makes certain allegations regarding consumption of GNC products containing creatine and GNC’s alleged failure to warn consumers of those risks. Plaintiff asserts, among other things, claims for deceptive sales practices, fraud, breach of implied contract, strict liability and related tort claims, and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a complaint against General Nutrition Corporation and General Nutrition Centers, Inc. in the Superior Court of the State of California for the County of Alameda. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action, brought under California Unfair Competition and False Advertising Law asserts among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. On March 31, 2009, GNC filed a motion to dismiss. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          DiMauro Claim. On December 18, 2008, plaintiffs Laura and Charles DiMauro filed a personal injury complaint against General Nutrition Corporation in Circuit Court for Miami-Dade County Florida. Plaintiffs allege that Laura DiMauro’s use and consumption of a non-GNC product called “Up Your Gas” resulted in liver failure that required a liver transplant in August 2007. Plaintiffs assert, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Ciavarra Claim.  On November 19, 2008, Ryan Ciavarra filed a personal injury lawsuit against, among others, General Nutrition Corporation, in the District Court of Harris County, Texas.  Plaintiff alleges that his use and consumption of the diet product Hydroxycut, which is manufactured by a third party and was, until recently, sold in the Company’s stores, caused severe liver damage, jaundice and elevated liver enzymes.  Plaintiff asserts claims for strict liability, negligence and breach of warranty and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, General Nutrition Centers, Inc. in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff is currently serving a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
Commitments
          The Company maintains certain purchase commitments of approximately $28.9 million with various vendors to ensure its operational needs are fulfilled. The future purchase commitments consisted of $13.6 million of advertising, inventory commitments and spending for website redesign, $12.3 million management services agreement and bank fees and $3.0 million related to future litigation costs. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Environmental Compliance
          In March 2008, the South Carolina Department of Health and Environmental Control (“DHEC”) requested that the Company investigate the Company’s South Carolina facility for a possible source or sources of contamination detected on an adjoining property. The Company has commenced the investigation at the facility as requested by DHEC and will continue such investigation in 2009. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of its potential liability.
          In addition to the foregoing, the Company is subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of its non-hazardous and hazardous substances and wastes, as well as emissions and discharges from our operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in our processes could also cause us to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at our facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of our properties or properties at which its waste has been disposed. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.
Contingencies
          Due to the nature of the Company’s business operations having a presence in multiple taxing jurisdictions, the Company periodically receives inquiries and/or audits from various state and local taxing authorities. Any probable and reasonably estimable liabilities that may arise from these inquiries have been accrued and reflected in the accompanying financial statements.
NOTE 7. STOCK-BASED COMPENSATION PLANS
Stock Options
          In 2007, the Board of Directors of the Company and the Parent (the “Board”) and the Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable the Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The 2007 Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The 2007 Plan is available to certain eligible employees, directors, consultants or advisors as determined by the compensation committee of the Board. The total number of shares of the Parent’s Class A common stock reserved and available for the 2007 Plan was 10.4 million shares at March 31, 2009. Stock options under the 2007 Plan are granted with exercise prices at or above fair market value, typically vest over a four- or five-year period and expire ten years from the date of grant. As of March 31, 2009, the Company had 8.6 million outstanding stock options under the 2007 Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the 2007 Plan.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table outlines the Parent’s stock option activity:

		Weighted
		Average
	Total Options	Exercise Price
Outstanding at December 31, 2008	8,883,692	$7.10
Forfeited	(237,667)	6.25

Outstanding at March 31, 2009	8,646,025	$7.13

Exercisable at March 31, 2009	3,063,950	$6.53

          The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of March 31, 2009, the net unrecognized compensation cost related to options outstanding, after taking into consideration estimated forfeitures, was $8.4 million and is expected to be recognized over a weighted average period of approximately 2.9 years. As of March 31, 2009, the weighted average remaining contractual life of outstanding options and exercisable options was 8.2 years and 7.9 years, respectively.
          SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. Stock-based compensation expense for each of the three months ended March 31, 2009 and 2008 was $0.7 million.
          The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company had minimal exercises of stock options through the period ended March 31, 2009, the expected option term has been estimated by considering both the vesting period, which is typically five years, and the contractual term of ten years. As the Parent’s underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility.
          As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8. SEGMENTS
          The Company has three operating segments, Retail, Franchising, and Manufacturing/Wholesale, each of which is a reportable segment. The operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and other corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each segment. The Retail segment includes the Company’s corporate store operations in the United States, Canada and Puerto Rico and the sales generated through www.gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and the wholesale sales business, including sales through www.drugstore.com. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in Note 2 “Basis of Presentation”.

	Three months ended
	March 31,	March 31,
	2009	2008
	(unaudited)
	(in thousands)
Revenue:
Retail	$333,712	$321,295
Franchise	64,483	64,904
Manufacturing/Wholesale:
Intersegment (1)	47,751	44,110
Third Party	41,702	41,934

Sub total Manufacturing/Wholesale	89,453	86,044
Sub total segment revenues	487,648	472,243
Intersegment elimination (1)	(47,751)	(44,110)

Total revenue	$439,897	$428,133

Operating income:
Retail	$44,443	$36,818
Franchise	19,207	19,783
Manufacturing/Wholesale	17,881	15,738
Unallocated corporate and other costs:
Warehousing and distribution costs	(13,317)	(13,769)
Corporate costs	(18,060)	(14,062)

Sub total unallocated corporate and other costs	(31,377)	(27,831)

Total operating income	$50,154	$44,508

(1)	Intersegment revenues are eliminated from consolidated revenue.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
          As of March 31, 2009 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by the Company’s direct parent, GNC Corporation and the Company’s existing and future direct and indirect material domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the Company’s direct and indirect foreign subsidiaries. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting.
          Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of March 31, 2009, and December 31, 2008, and the three months ended March 31, 2009 and 2008. Intercompany balances and transactions have been eliminated.
          The Company reorganized its corporate structure effective January 1, 2009. Certain guarantor subsidiaries were merged into General Nutrition Centers, Inc. (the “Parent/Issuer”), which remained the Parent/Issuer after the reorganization; certain other guarantor subsidiaries were merged into each other. Supplemental guarantor information for periods prior to January 1, 2009 reflect the corporate structure that existed prior to the reorganization.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
March 31, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited) (in thousands)
Current assets
Cash and cash equivalents	$51,657	$7,704	$6,274	$—	$65,635
Receivables, net	454	90,348	111	—	90,913
Intercompany receivables	207,837	—	—	(207,837)	—
Inventories, net	—	355,683	21,991	—	377,674
Prepaids and other current assets	11,768	31,472	3,327	—	46,567

Total current assets	271,716	485,207	31,703	(207,837)	580,789

Goodwill	—	622,603	468	—	623,071
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	9,476	167,587	25,655	—	202,718
Investment in subsidiaries	1,498,593	11,312	—	(1,509,905)	—
Other assets	31,762	161,920	—	(8,781)	184,901

Total assets	$1,811,547	$2,168,629	$57,826	$(1,726,523)	$2,311,479

Current liabilities
Current liabilities	$59,025	$182,518	$9,814	$—	$251,357
Intercompany payables	—	187,020	20,817	(207,837)	—

Total current liabilities	59,025	369,538	30,631	(207,837)	251,357

Long-term debt	1,062,425	28	15,606	(8,781)	1,069,278
Deferred tax liabilities	(8,446)	286,758	—	—	278,312
Other long-term liabilities	26,735	13,712	277	—	40,724

Total liabilities	1,139,739	670,036	46,514	(216,618)	1,639,671
Total stockholder’s equity (deficit)	671,808	1,498,593	11,312	(1,509,905)	671,808

Total liabilities and stockholder’s equity (deficit)	$1,811,547	$2,168,629	$57,826	$(1,726,523)	$2,311,479

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$40,077	$2,230	$—	$42,307
Receivables, net	369	88,972	72	—	89,413
Intercompany receivables	—	87,554	—	(87,554)	—
Inventories, net	—	342,085	21,569	—	363,654
Prepaids and other current assets	(82)	55,520	3,969	—	59,407

Total current assets	287	614,208	27,840	(87,554)	554,781

Goodwill	—	622,441	468	—	622,909
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	180,494	25,660	—	206,154
Investment in subsidiaries	1,797,306	10,482	—	(1,807,788)	—
Other assets	22,470	174,475	—	(8,781)	188,164

Total assets	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

Current liabilities
Current liabilities	$20,644	$220,120	$8,958	$—	$249,722
Intercompany payables	69,244	—	18,310	(87,554)	—

Total current liabilities	89,888	220,120	27,268	(87,554)	249,722

Long-term debt	1,064,024	30	15,964	(8,781)	1,071,237
Deferred tax liabilities	(4,813)	282,816	—	—	278,003
Other long-term liabilities	18,902	21,828	254	—	40,984

Total liabilities	1,168,001	524,794	43,486	(96,335)	1,639,946
Total stockholder’s equity (deficit)	652,062	1,797,306	10,482	(1,807,788)	652,062

Total liabilities and stockholder’s equity (deficit)	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended March 31, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$418,582	$24,412	$(3,097)	$439,897

Cost of sales, including costs of warehousing, distribution and occupancy	—	272,177	16,649	(3,097)	285,729

Gross profit	—	146,405	7,763	—	154,168

Compensation and related benefits	10,084	51,535	3,706	—	65,325
Advertising and promotion	—	14,473	266	—	14,739
Other selling, general and administrative	8,224	15,411	218	—	23,853
Subsidiary (income) expense	(31,829)	(1,445)	—	33,274	—
Other (income) expense	(17,592)	16,707	982	—	97

Operating income (loss)	31,113	49,724	2,591	(33,274)	50,154

Interest expense, net	875	17,895	292	—	19,062

Income (loss) before income taxes	30,238	31,829	2,299	(33,274)	31,092

Income tax expense	10,793	—	854	—	11,647

Net income (loss)	$19,445	$31,829	$1,445	$(33,274)	$19,445

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended March 31, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$404,521	$26,558	$(2,946)	$428,133

Cost of sales, including costs of warehousing, distribution and occupancy	—	262,705	19,131	(2,946)	278,890

Gross profit	—	141,816	7,427	—	149,243

Compensation and related benefits	—	57,730	3,841	—	61,571
Advertising and promotion	—	18,034	113	—	18,147
Other selling, general and administrative	521	23,535	869	—	24,925
Subsidiary (income) expense	(14,298)	(923)	—	15,221	—
Other (income) expense	—	(15)	107	—	92

Operating income (loss)	13,777	43,455	2,497	(15,221)	44,508

Interest expense, net	1,019	21,780	272	—	23,071

Income (loss) before income taxes	12,758	21,675	2,225	(15,221)	21,437

Income tax (benefit) expense	(582)	7,377	1,302	—	8,097

Net income (loss)	$13,340	$14,298	$923	$(15,221)	$13,340

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended March 31, 2009	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$29,259	$5,083	$34,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(754)	(4,071)	(714)	(5,539)
Investment/distribution	57,258	(57,258)	—	—
Other investing	—	(300)	—	(300)

Net cash provided by (used in) investing activities	56,504	(61,629)	(714)	(5,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	(278)	—	—	(278)
Other financing	(4,569)	(3)	(334)	(4,906)

Net cash used in financing activities	(4,847)	(3)	(334)	(5,184)

Effect of exchange rate on cash	—	—	9	9

Net increase (decrease) in cash	51,657	(32,373)	4,044	23,328

Beginning balance, cash	—	40,077	2,230	42,307

Ending balance, cash	$51,657	$7,704	$6,274	$65,635

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended March 31, 2008	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$7,626	$171	$7,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,366)	(882)	(6,248)
Investment/distribution	2,182	(2,182)	—	—
Other investing	—	(91)	—	(91)

Net cash provided by (used in) investing activities	2,182	(7,639)	(882)	(6,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	(494)	—	—	(494)
Other financing	(1,688)	—	(248)	(1,936)

Net cash used in financing activities	(2,182)	—	(248)	(2,430)

Effect of exchange rate on cash	—	—	80	80

Net decrease in cash	—	(13)	(879)	(892)

Beginning balance, cash	—	26,090	2,764	28,854

Ending balance, cash	$—	$26,077	$1,885	$27,962

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. INCOME TAXES
          The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it and its subsidiaries operate. The Company has been audited by the Internal Revenue Service (the “IRS”) through its December 4, 2003 tax year. The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS is expected to issue an examination report in the second quarter of 2009, which will then be subject to a review by the Joint Committee of Taxation. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of March 31, 2009, the Company believes that it has appropriately reserved for any potential federal, state and local income tax exposures.
          The Company recorded additional unrecognized tax benefits of approximately $0.3 million during the three months ended March 31, 2009, exclusive of amounts settled. The additional unrecognized tax benefits recorded during the three months ended March 31, 2009 are principally related to the continuation of previously taken tax positions. As of both March 31, 2009 and December 31, 2008, the Company had $5.5 million of unrecognized tax benefits. As of March 31, 2009, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.6 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2009 and December 31, 2008, the Company had accrued approximately $0.9 million and $1.2 million, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
          The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term liabilities	$1,496	$18,053	$—

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy:

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
NOTE 12. RELATED PARTY TRANSACTIONS
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a management services agreement with Parent. Under the agreement, Parent provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company provides customary indemnifications to the Parent and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to the Parent for services rendered in connection with the Merger. For each of the three months ended March 31, 2009 and 2008, $0.4 million was paid pursuant to this agreement.
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, under which various fund portfolios related to one of our sponsors, Ares, are lenders. As of March 31, 2009, certain affiliates of Ares held approximately $63.4 million of term loans under the Company’s 2007 Senior Credit Facility.
          Lease Agreements. General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 21 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada (the “Lease Agreements”). Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of Parent. For the three months ended March 31, 2009 and 2008, the Company paid $0.6 million and $0.7 million, respectively under the Lease Agreements. Each lease was negotiated in the ordinary course of business on an arm’s length basis.

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
          All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	uncertainty of continuing weakening of the economy and its impact on us and our partners;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with new and existing governmental regulations;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political, and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow;

•	the failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in applicable laws relating to our franchise operations; and

•	our inability to expand our franchise operations or attract new franchisees.
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
Executive Overview
          Our recent results of operations continue the favorable trend seen in recent periods. In the retail segment, our domestic same store sales increased 5.4% for the first quarter of 2009 as compared to the same period in 2008, and our e-commerce business, which contributed to our domestic same store increases, grew 24.5% in the same period.
          Our domestic franchise business is now in line with our corporate operating standards, and key performance indicators of our domestic franchise stores are more in line with our company store results. We continue to see growth in sales of our GNC brand products, which has helped to strengthen the franchise system. Our international franchise system also has continued to grow and strengthen our presence globally, with the addition of 112 net new locations in 2008 and 10 net new stores in the first quarter of 2009, with no capital funding requirement by us. Our franchisees are currently being challenged by the strengthening of the US dollar and by local economic pressures in this global recessionary period, which resulted in a decrease of our franchise revenue of less than 1% in the first quarter of 2009 compared with the same period in the prior year.
          Our manufacturing strategy is designed to enhance our position in the contract manufacturing business, and maximize utilization of our available capacity to promote production efficiencies and to help offset any raw material price increases. Under this strategy, our contract manufacturing sales grew 38.7% and 5.0% in 2008 and the first quarter of 2009, respectively, over the prior year periods.
          We believe that the strength of our company and its leadership position in the health and wellness sector provides significant future opportunities that should allow us to capitalize on favorable demographics and consumer trends. In our experience, our customers have continued to focus on their personal health and well-being during economic downturns; nonetheless, a continued downturn or an uncertain outlook in the economy may materially and adversely affect our business and financial results.
          While our results for the three months ended March 31, 2009 do not reflect a negative impact of the general downturn of the economy, the downturn could affect our business and operating results in the future. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to, general economic and business conditions, consumer confidence, consumer debt levels, availability of consumer credit, and the level of customer traffic within malls and other shopping environments. Consumer purchases of products, including ours and those of our partners, may decline during recessionary periods.

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
          Additionally, the strengthening of the US dollar may impact us, as our international franchisees purchase inventory from us and pay royalties to us in US dollars.
          In May 2009, the FDA warned consumers to stop using certain Hydroxycut products, produced by Iovate Health Sciences, Inc., which were sold in our stores. Iovate issued a voluntary recall, with which we immediately fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $15.9 million, or 4.8% of our retail sales in the first quarter of 2009. We are providing refunds or gift cards to consumers who return these products to our stores. We expect some short-term reduction in sales and margin due to the recall and may also incur additional unanticipated costs. However, we will seek to generate alternative product sales to mitigate lost sales due to this recall. We are taking all appropriate measures to minimize the impact of the recall.
          In light of these matters, we are continuing to approach 2009 cautiously. In the near term, we will focus on our primary strategies, in particular:
•	Driving top-line performance in each of our business segments by attracting new customers through product innovation, improved assortment, effective marketing and price competitiveness,

•	Investing in key infrastructure areas for future growth, including e-commerce, international development, and manufacturing, and

•	Generating efficiencies and cost savings in the everyday operations of the business that will allow us to leverage profit margins on modest revenue growth.
We will continue to seek improvements in each of the businesses and position ourselves for long term growth.
Related Parties
          For the three months ended March 31, 2009 and 2008, we had related party transactions with Ares and OTPP and their affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions” and the “Related Party Transactions” note in our annual report on Form 10-K.
Results of Operations
          The following information presented for the three months ended March 31, 2009 and 2008 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
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

Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended
	March 31,
	2009		2008
	(unaudited)
Revenues:
Retail	$333.7	75.8%	$321.3	75.0%
Franchise	64.5	14.7%	64.9	15.2%
Manufacturing / Wholesale	41.7	9.5%	41.9	9.8%

Total net revenues	439.9	100.0%	428.1	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	285.7	64.9%	278.9	65.1%
Compensation and related benefits	65.3	14.9%	61.6	14.5%
Advertising and promotion	14.7	3.4%	18.1	4.2%
Other selling, general and administrative expenses	21.3	4.8%	21.8	5.1%
Amortization expense	2.6	0.6%	3.1	0.7%
Foreign currency loss	0.1	0.0%	0.1	0.0%

Total operating expenses	389.7	88.6%	383.6	89.6%

Operating income:
Retail	44.4	10.1%	36.8	8.6%
Franchise	19.2	4.4%	19.8	4.6%
Manufacturing / Wholesale	17.9	4.0%	15.8	3.7%
Unallocated corporate and other costs:
Warehousing and distribution costs	(13.3)	-3.0%	(13.8)	-3.2%
Corporate costs	(18.0)	-4.1%	(14.1)	-3.3%

Subtotal unallocated corporate and other costs, net	(31.3)	-7.1%	(27.9)	-6.5%

Total operating income	50.2	11.4%	44.5	10.4%

Interest expense, net	19.1		23.1

Income before income taxes	31.1		21.4

Income tax expense	11.7		8.1

Net income	$19.4		$13.3

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended March 31, 2009 and 2008
Revenues
          Our consolidated net revenues increased $11.8 million, or 2.7%, to $439.9 million for the three months ended March 31, 2009 compared to $428.1 million for the same period in 2008. The increase was the result of increased sales in our Retail segment offset by slight declines in our Franchise and Manufacturing/Wholesale segments.
          Retail. Revenues in our Retail segment increased $12.4 million, or 3.9%, to $333.7 million for the three months ended March 31, 2009 compared to $321.3 million for the same period in 2008. The increase from 2008 to 2009 included an increase of $2.3 million of sales through www.gnc.com. Sales increases occurred in the major product categories of VMHS and sports nutrition. Our domestic company-owned same store sales, including our internet sales, improved for the quarter by 5.4%. This includes a 0.5% increase in same store sales due to the Easter holiday falling in the second quarter of 2009 compared to the first quarter in 2008. Our Canadian company-owned stores had improved same store sales of 6.9%, in local currency, in the first quarter of 2009 but were negatively impacted by the strengthening of the US dollar from 2008 to 2009. Our company-owned store base increased by 29 domestic stores to 2,622 compared to 2,593 at March 31, 2008, primarily due to new store openings and franchise store acquisitions, and by 13 Canadian stores to 161 at March 31, 2009 compared to 148 at March 31, 2008.
          Franchise. Revenues in our Franchise segment decreased $0.4 million, or 0.6%, to $64.5 million for the three months ended March 31, 2009 compared to $64.9 million for the same period in 2008. Both domestic and international franchise revenue decreased by $0.2 million in 2009 compared to 2008. The decrease was due to a decrease in franchise fee revenues as a result of opening fewer stores in the first quarter of 2009 as compared to the same period in 2008, offset by increases in product sales. Domestic royalty income was flat for the quarter despite operating 30 fewer stores in the first quarter of 2009 compared to the same period in 2008. There were 944 stores at March 31, 2009 compared to 974 stores at March 31, 2008. International royalty income decreased $0.1 million for the quarter as sales increases in our franchisees’ respective local currencies were offset by the strengthening of the US dollar from 2008 to 2009. Our international franchise store base increased by 94 stores to 1,200 at March 31, 2009 compared to 1,106 at March 31, 2008.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, decreased $0.2 million, or 0.6%, to $41.7 million for the three months ended March 31, 2009 compared to $41.9 million for the same period in 2008. Sales increased in the South Carolina plant by $1.4 million, and revenues associated with Rite Aid decreased by $1.7 million. This decrease was primarily due to lower license fee revenue of $1.3 million, as a result of Rite Aid opening 84 fewer stores in the first quarter of 2009 as compared to the first quarter of 2008, as well as lower product sales of $0.4 million.
Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $6.8 million, or 2.5%, to $285.7 million for the three months ended March 31, 2009 compared to $278.9 million for the same period in 2008. Consolidated cost of sales, as a percentage of net revenue, was 64.9% for the three months ended March 31, 2009 and 65.1% for the three months ended March 31, 2008.
          Product costs. Product costs increased $5.8 million, or 2.7%, to $216.9 million for the three months ended March 31, 2009 compared to $211.1 million for the same period in 2008 as a result of increased sales volumes. Consolidated product costs, as a percentage of net revenue, were 49.3% for each of the three months ended March 31, 2009 and 2008.
          Warehousing and distribution costs. Warehousing and distribution costs decreased $0.4 million, or 2.4%, to $14.2 million for the three months ended March 31, 2009 compared to $14.6 million for the same period in 2008. The decrease was primarily due to decreases in fuel costs in 2009 as compared to 2008. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.2% for the three months ended March 31, 2009 and 3.4% for the three months ended March 31, 2008.

          Occupancy costs. Occupancy costs increased $1.4 million, or 2.7%, to $54.6 million for the three months ended March 31, 2009 compared to $53.2 million for the same period in 2008. This increase was the result of higher lease-related costs of $0.5 million, primarily a result of scheduled increases in lease-related costs and the addition of 42 corporate stores since March 31, 2008, and an increase in depreciation expense and other occupancy related expenses of $0.9 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.4% for each of the three months ended March 31, 2009 and 2008.
Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, decreased $0.7 million, or 0.7%, to $103.9 million, for the three months ended March 31, 2009 compared to $104.6 million for the same period in 2008. These expenses, as a percentage of net revenue, were 23.7% for the three months ended March 31, 2009 compared to 24.5% for the three months ended March 31, 2008.
          Compensation and related benefits. Compensation and related benefits increased $3.7 million, or 6.1%, to $65.3 million for the three months ended March 31, 2009 compared to $61.6 million for the same period in 2008. An increase of $0.5 million occurred in base wages to support our increased store base and sales volume and to comply with the increase in the minimum wage; and commissions and incentive expense increased by $1.6 million. In addition, 2008 expenses include a $1.1 million reduction in base wages due to a change in our vacation policy effective March 31, 2008. Other wage related expenditures accounted for the remaining $0.5 million increase.
          Advertising and promotion. Advertising and promotion expenses decreased $3.4 million, or 18.8%, to $14.7 million for the three months ended March 31, 2009 compared to $18.1 million during the same period in 2008. Advertising expense decreased primarily as a result of decreases in media costs of $2.4 million, due to a shift from catalogs and postcards to self mailers, and print advertising costs of $1.3 million, due to a delay of expenditures to later months. Other advertising costs accounted for the remaining $0.3 million change.
          Other SG&A. Other SG&A expenses, including amortization expense, decreased $1.0 million, or 4.3%, to $23.9 million for the three months ended March 31, 2009 compared to $24.9 million for the same period in 2008. This decrease was due to a decrease in bad debt expense of $2.3 million and other selling expenses of $0.1 million. This was partially offset by increases in telecommunications expenses of $0.9 million, due to the installation of a new point of sale (“POS”) register system in 2008, and increased professional fees of $0.5 million.
Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the three months ended March 31, 2009 and 2008, resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a loss of $0.1 million for each of the three months ended March 31, 2009 and 2008.
Operating Income
          As a result of the foregoing, consolidated operating income increased $5.7 million or 12.7% to $50.2 million for the three months ended March 31, 2009 compared to $44.5 million for the same period in 2008. Operating income, as a percentage of net revenue, was 11.4% for the three months ended March 31, 2009 and 10.4% for the three months ended March 31, 2008.
          Retail. Operating income increased $7.6 million, or 20.7%, to $44.4 million for the three months ended March 31, 2009 compared to $36.8 million for the same period in 2008. The increase was primarily the result of higher dollar margins on increased sales volumes and reduced advertising spending offset by increases in occupancy costs, compensation costs and other selling, general and administrative costs.
          Franchise. Operating income decreased $0.6 million, or 2.9%, to $19.2 million for the three months ended March 31, 2009 compared to $19.8 million for the same period in 2008. This decrease was primarily attributable to a decrease in margins related to wholesale sales to our franchisees offset by decreases in our other selling, general, and administrative expenses.

          Manufacturing/Wholesale. Operating income increased $2.1 million, or 13.6%, to $17.9 million for the three months ended March 31, 2009 compared to $15.8 million for the same period in 2008. This increase was primarily the result of improved margins from our South Carolina manufacturing facility, offset by decreases in Rite Aid license fee revenue.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs decreased $0.5 million, or 3.3%, to $13.3 million for the three months ended March 31, 2009 compared to $13.8 million for the same period in 2008. The decrease in costs was primarily due to decreases in fuel costs.
          Corporate Costs. Corporate overhead costs increased $3.9 million, or 28.4%, to $18.0 million for the three months ended March 31, 2009 compared to $14.1 million for the same period in 2008. The increase was primarily due to an increase in compensation expenses and professional fees in 2009. In addition, 2008 compensation expenses contain a $1.1 million reduction due to a change in our vacation policy effective March 31, 2008.
Interest Expense
          Interest expense decreased $4.0 million, or 17.4%, to $19.1 million for the three months ended March 31, 2009 compared to $23.1 million for the same period in 2008. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2009 as compared to 2008.
Income Tax Expense
          We recognized $11.7 million of consolidated income tax expense during the three months ended March 31, 2009 compared to $8.1 million for the same period of 2008. The effective tax rate for the three months ended March 31, 2009, was approximately 37.5% compared to 37.8% for the three months ended March 31, 2008.
Net Income
          As a result of the foregoing, consolidated net income increased $6.1 million to $19.4 million for the three months ended March 31, 2009 compared to $13.3 million for the same period in 2008.
Liquidity and Capital Resources
          At March 31, 2009, we had $65.6 million in cash and cash equivalents and $329.4 million in working capital compared with $42.3 million in cash and cash equivalents and $305.1 million in working capital at December 31, 2008. The $24.3 million increase in our working capital was driven by increases in our inventory and cash and a decrease in our accrued payroll, accrued interest and current portion of long-term debt. This was offset by an increase in our accounts payable and a reduction in our prepaid income taxes.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At March 31, 2009, we had $46.4 million available under the Revolving Credit Facility, after giving effect to $8.2 million utilized to secure letters of credit and $5.4 million previously drawn. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, we submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. We do not expect that Lehman will fund its pro rata share of the borrowing as required under the facility. If other financial institutions that have extended credit commitments to us are adversely affected by the condition of the U.S. and international capital markets, they may become unable to fund borrowings under the Revolving Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.
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
The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008:

	Three months	Three months
	ended March 31,	ended March 31,
(Dollars in millions)	2009	2008
Cash provided by operating activities	$34.3	$7.8
Cash used in investing activities	(5.8)	(6.3)
Cash used in financing activities	(5.2)	(2.4)
Cash Provided by Operating Activities
          Cash provided by operating activities was $34.3 million for the three months ended March 31, 2009 and $7.8 million for the three months ended March 31, 2008. The primary reason for the increase in cash provided by operating activities was the increase in net income of $6.1 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Our inventory increased by $14.6 million in support of the higher sales volume at the stores. Accrued liabilities decreased by $2.7 million primarily due to a $3.0 million legal settlement payment that was accrued at December 31, 2008; in addition, accrued interest decreased by $8.9 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below). These were offset by increases in our accounts payable and accrued income taxes.
          For the three months ended March 31, 2008, accrued liabilities decreased by $18.8 million primarily due to decreases in our accrued wages and a $9.0 million legal settlement payment that was accrued at December 31, 2007; in addition, accrued interest decreased by $11.2 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below), and our inventory increased by $21.5 million. Inventory increased in support of our higher sales volume at the stores and manufacturing plant. These were partially offset by increases in our accounts payable and accrued income taxes.
Cash Used in Investing Activities
          We used cash in investing activities of $5.8 million and $6.3 million for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures, which were primarily for new stores, and improvements to our retail stores and our South Carolina manufacturing facility, were $5.5 million and $6.2 million for the three months ended March 31, 2009 and 2008, respectively.
          We currently have no material capital commitments other than the redesign of our website which we expect to complete by the end of 2009. Our capital expenditures typically consist of certain lease-required periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.
Cash Used in Financing Activities
          For the three months ended March 31, 2009, we used cash of $5.2 million primarily for required payments on long-term debt, including $3.8 million for an excess cash payment in March 2009 under the requirements of the 2007 Senior Credit Facility. This payment will reduce the remaining 2009 debt payments by $2.9 million. This payment was calculated based on 2008 financial results as defined by the 2007 Senior Credit Facility. We used cash from financing activities of $2.4 million for the three months ended March 31, 2008 primarily for required payments on long-term debt. A summary of this debt is as follows:

          $735.0 Million 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and the $60.0 million Revolving Credit Facility. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012. Interest on the 2007 Senior Credit Facility accrues at a variable rate and was 3.3% at March 31, 2009. As of March 31, 2009 and December 31, 2008, $8.2 million and $6.2 million of the Revolving Credit Facility was pledged to secure letters of credit, respectively.
          Senior Toggle Notes. We have outstanding $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”). Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Toggle Notes accrues at a variable rate and was 6.4% at March 31, 2009. To date, we have elected to make interest payments in cash.
          10.75% Senior Subordinated Notes. We have outstanding $110.0 million of 10.75% Senior Subordinated Notes due 2015 (“10.75% Senior Subordinated Notes”). Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year and is payable semi-annually in arrears on March 15 and September 15 of each year.
Contractual Obligations
          There are no material changes in our contractual obligations as disclosed in our Form 10-K for the year ended December 31, 2008.
Off Balance Sheet Arrangements
          As of March 31, 2009, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
          We had a balance of unused barter credits on account with a third-party barter agency which were generated by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and would only have been realized if we purchased services or products through the bartering company. The barter credits expired as of March 31, 2009.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.

Critical Accounting Estimates
          You should review the significant accounting policies described in the notes to our consolidated financial statements under the heading “Business and Presentation and Summary of Significant Accounting Policies” included elsewhere in this report.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. We adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 11) for financial assets and liabilities. We evaluated the impact of SFAS 157 on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing; the adoption had no impact on our consolidated financial statements for the three months ended March 31, 2009.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact the acquirer’s income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R became effective for fiscal years beginning after December 15, 2008 with early application prohibited. SFAS 141R also amends SFAS No. 109, “Accounting for Income Taxes”, such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. We adopted SFAS 141R during the first quarter of fiscal 2009; the adoption did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early application prohibited. We adopted SFAS 160 during the first quarter of fiscal 2009; the adoption did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for interim and annual periods beginning on or after November 15, 2008. We adopted SFAS 161 during the first quarter of fiscal 2009; the adoption had no impact on our consolidated financial statements.

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141,and other U.S. generally accepted accounting principles. We adopted FSP FAS 142-3 during the first quarter of fiscal 2009; the adoption did not have a material impact on our consolidated financial statements.
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
          We are exposed to market risks from interest rate changes on our variable debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of our interest rate swaps and interest payments. As of March 31, 2009, we had fixed rate debt of $118.3 million and variable rate debt of $961.7 million. In conjunction with the Merger, we entered into interest rate swaps, effective April 2, 2007, which effectively convert a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million 2007 Senior Credit Facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan. During September 2008, we entered into two new forward agreements with start dates of the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). In September 2008, we also entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from a floating to a fixed interest rate. The $100.0 million notional amount has a three month LIBOR tranche conforming to the interest payment dates on the term loan.
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
          Based on our variable rate debt balance as of March 31, 2009, a 1% change in interest rates would increase or decrease our annual interest cost by $5.6 million. At March 31, 2009 there were no other material changes in our market risks relating to interest and foreign exchange rates as of December 31, 2008.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
          There have not been any changes in our internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings.
          We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess our requirement to account for additional contingencies in accordance with SFAS 5. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.
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
          Following the conclusion of the MuscleTech bankruptcy case, in September 2007, plaintiffs filed a stipulation dismissing all claims related to the sale of MuscleTech products in the four cases then-pending in the U.S. District Court, Southern District of New York (New Jersey, New York, Pennsylvania, and Florida). Additionally, plaintiffs filed motions with the Court to remand those actions to their respective state courts, asserting that the federal court had been divested of jurisdiction because the MuscleTech bankruptcy action was no longer pending. That motion was never ruled upon and has been rendered moot by the disposition of the case, discussed below.
     On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. On August 25, 2008, plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit. Appellate briefs were submitted by all parties in January 2009 and we are awaiting a decision by the Court.

          In the Guzman case in California, plaintiffs’ Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008. We expect to submit an appellate brief in October 2009. Oral arguments have not been scheduled.
          On October 3, 2008, the plaintiffs in the five other Andro Actions filed another suit related to the sale of Andro Products in state court in Illinois. Stephens and Pio v. General Nutrition Companies, Inc. (Case No. 08 CH 37097, Circuit Court of Cook County, Illinois, County Department, Chancery Division). The allegations are substantially similar to all of the other Andro Actions.
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
          California Wage and Break Claim (“Casarez Matter”). On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the State of California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. Discovery closed on March 9, 2009, and GNC filed a partial Motion for Summary Judgment on that date. On April 28, 2009, the Court granted summary judgment to GNC on the private attorney general claim but denied summary judgment as to meal and rest break claims of the two individual plaintiffs. The trial on those claims has been rescheduled to July 2009.
          California Wage and Break Claim. On November 4, 2008, ninety individual members of the purported class in the Casarez Matter refiled their individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to U.S. District Court, Central District of California on February 17, 2009 and assigned to the same judge hearing the related Casarez matter. The Company is vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchisee bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Company’s Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim for violation of the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiff’s individual claims were settled and dismissed. On March 18, 2009, our motion for summary judgment was granted as to the CBPC class claim. Currently, our motion for court costs and attorney fees is pending. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Creatine Claim. On October 29, 2008, plaintiff S.K., on behalf of himself and all others similarly situated, filed a complaint against the Company and General Nutrition Corporation in the U.S. District Court, Southern District of New York. Plaintiff makes certain allegations regarding consumption of GNC products containing creatine and GNC’s alleged failure to warn consumers of those risks. Plaintiff asserts, among other things, claims for deceptive sales practices, fraud, breach of implied contract, strict liability and related tort claims, and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a complaint against General Nutrition Corporation and General Nutrition Centers, Inc. in the Superior Court of the State of California for the County of Alameda. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action, brought under California Unfair Competition and False Advertising Law asserts among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. On March 31, 2009, we filed a motion to dismiss. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          DiMauro Claim. On December 18, 2008, plaintiffs Laura and Charles DiMauro filed a personal injury complaint against General Nutrition Corporation in Circuit Court for Miami-Dade County Florida. Plaintiffs allege that Laura DiMauro’s use and consumption of a non-GNC product called “Up Your Gas” resulted in liver failure that required a liver transplant in August 2007. Plaintiffs assert, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Ciavarra Claim. On November 19, 2008, Ryan Ciavarra filed a personal injury lawsuit against, among others, General Nutrition Corporation, in the District Court of Harris County, Texas. Plaintiff alleges that his use and consumption of the diet product Hydroxycut, which is manufactured by a third party and was, until recently, sold in our stores, caused severe liver damage, jaundice and elevated liver enzymes. Plaintiff asserts claims for strict liability, negligence and breach of warranty and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, General Nutrition Centers, Inc. in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff is currently serving a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.

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
          Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. We do not maintain key person life insurance policies on any of our executives.
Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” See Item 1, “Business—Government regulations—Product regulation” Included in our annual report on Form 10-K Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
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

Compliance with the Iovate Hydroxycut recall may reduce our sales and margin and adversely affect our results of operations.
          In May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc., and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $15.9 million, or 4.8% of our retail sales in the first quarter of 2009. We are providing refunds or gift cards to consumers who return these products to our stores. We expect some short-term reduction in sales and margin due to this recall and may also incur additional unanticipated costs. Additionally, consumer perception of Iovate and other products that we sell could be adversely affected by this recall. If we are unable to replace lost revenues from the sales of these products with revenues from other products, or if the recall expands to further products within the Iovate product lines, there could be a material adverse effect on our revenues and operating income.
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
          Our manufacturing operations produced approximately 34% of the products we sold for both the three months ended March 31, 2009 and the year ended December 31, 2008. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the three months ended March 31, 2009, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
          As of March 31, 2009 and December 31, 2008, approximately 32% of our retail locations were operated by franchisees. Our franchise operations generated approximately 14.7% of our revenues for the three months ended March 31, 2009 and 15.2% of our revenues for the three months ended March 31, 2008. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. In the twelve months ending March 31, 2009, a net 30 domestic franchise stores were closed. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
          As of March 31, 2009, Rite Aid operated 1,733 GNC “store-within-a-store” locations and has committed to open additional “store-within-a-store” locations. Revenue from sales to Rite Aid (including license fee revenue for new store openings) represented approximately 2.2% of total revenue for the three months ended March 31, 2009 and approximately 3.4% of total revenues for the year ended December 31, 2008. Any liquidity and operational issues that Rite Aid may experience could impair its ability to fulfill its obligations and commitments to us, which would adversely affect our operating results and financial condition.
Economic, political, and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
          As of March 31, 2009, we had 161 company-owned Canadian stores and 1,200 international franchised stores in 44 international markets. We derived 9.0% of our revenues for the three months ended March 31, 2009 and 10.1% of our revenues for the year ended December 31, 2008 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          As of March 31, 2009, our total consolidated long-term debt (including current portion) was approximately $1,079.9 million, and we had an additional $46.4 million available for borrowing on a collateralized basis under our Revolving Credit Facility after giving effect to the use of $8.2 million of the Revolving Credit Facility to secure letters of credit and $5.4 million previously drawn. In 2008, Lehman, whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, we submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests.
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
          All of the debt under our 2007 Senior Credit Facility bears interest at variable rates. We are subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the Senior Toggle Notes and the 10.75% Senior Subordinated Notes could decline and we may default under our obligations. As of March 31, 2009, substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
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
          The agreements governing our existing indebtedness contain customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:
•	incurring additional indebtedness and issuing preferred stock;

•	granting liens on our assets;

•	making investments;

•	consolidating or merging with, or acquiring, another business;

•	selling or otherwise disposing our assets;

•	paying dividends and making other distributions to our parent entities;

•	entering into transactions with our affiliates; and

•	incurring capital expenditures in excess of limitations set within the agreement.
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

GENERAL NUTRITION CENTERS, INC. (Registrant)
May 7, 2009	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer (Principal Executive Officer)

May 7, 2009	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer (Principal Financial Officer)