Form 10-Q
period 2009-06-30
GENERAL NUTRITION CENTERS, INC.
filed 2009-08-13
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Registrant’s telephone number, including area code: (412) 288-4600
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☑ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of August 13, 2009, 100 shares of common stock, par value $0.01 per share (the “Common Stock”) of General Nutrition Centers, Inc. were outstanding. All shares of our Common Stock are held by GNC Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2009	2008 *
	(unaudited)
Current assets:
Cash and cash equivalents	$66,575	$42,307
Receivables, net	91,546	89,413
Inventories, net (Note 3)	385,721	363,654
Deferred tax assets, net	11,455	11,455
Prepaids and other current assets	32,875	47,952

Total current assets	588,172	554,781

Long-term assets:
Goodwill (Note 4)	623,698	622,909
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	158,544	163,176
Property, plant and equipment, net	199,767	206,154
Deferred financing fees, net	20,489	22,470
Other long-term assets	3,223	2,518

Total long-term assets	1,725,721	1,737,227

Total assets	$2,313,893	$2,292,008

Current liabilities:
Accounts payable	$118,964	$123,577
Accrued payroll and related liabilities	26,396	22,582
Accrued interest (Note 5)	13,960	15,745
Current portion, long-term debt (Note 5)	1,433	13,509
Deferred revenue and other current liabilities	77,014	74,309

Total current liabilities	237,767	249,722

Long-term liabilities:
Long-term debt (Note 5)	1,063,873	1,071,237
Deferred tax liabilities, net	279,507	278,003
Other long-term liabilities	38,455	40,984

Total long-term liabilities	1,381,835	1,390,224

Total liabilities	1,619,602	1,639,946

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	593,420	592,355
Retained earnings	111,176	73,764
Accumulated other comprehensive loss	(10,305)	(14,057)

Total stockholder’s equity	694,291	652,062

Total liabilities and stockholder’s equity	$2,313,893	$2,292,008

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue	$432,416	$422,662	$872,313	$850,795

Cost of sales, including costs of warehousing, distribution and occupancy	280,906	274,277	566,635	553,167

Gross profit	151,510	148,385	305,678	297,628

Compensation and related benefits	65,526	62,884	130,851	124,455
Advertising and promotion	14,395	13,640	29,134	31,787
Other selling, general and administrative	25,881	24,911	49,734	49,836
Foreign currency (gain) loss	(130)	(29)	(33)	63

Operating income	45,838	46,979	95,992	91,487

Interest expense, net (Note 5)	17,081	19,433	36,143	42,504

Income before income taxes	28,757	27,546	59,849	48,983

Income tax expense (Note 11)	10,791	10,538	22,437	18,635

Net income	17,966	17,008	37,412	30,348

Other comprehensive income (loss)	3,830	2,343	3,752	(2,221)

Comprehensive income	$21,796	$19,351	$41,164	$28,127

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Loss	Equity

Balance at December 31, 2008	100	$—	$592,355	$73,764	$(14,057)	$652,062

Return of capital to GNC Corporation	—	—	(278)	—	—	(278)
Non-cash stock-based compensation	—	—	1,343	—	—	1,343
Net income	—	—	—	37,412	—	37,412
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $1,422	—	—	—	—	2,485	2,485
Foreign currency translation adjustments	—	—	—	—	1,267	1,267

Balance at June 30, 2009 (unaudited)	100	$—	$593,420	$111,176	$(10,305)	$694,291

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,412	$30,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,059	14,897
Amortization of intangible assets	4,950	5,732
Amortization of deferred financing fees	2,026	1,923
Amortization of original issue discount	182	165
Increase in provision for inventory losses	5,779	6,749
Non-cash stock-based compensation	1,343	1,452
(Decrease) increase in provision for losses on accounts receivable	(1,503)	863
Decrease in net deferred taxes	82	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(517)	442
Increase in inventory, net	(26,988)	(15,238)
(Increase) decrease in franchise note receivables, net	(178)	398
Decrease in prepaid income taxes	9,783	12,252
Decrease in other assets	5,187	1,442
(Decrease) increase in accounts payable	(4,754)	2,708
Decrease in interest payable	(1,786)	(2,800)
Increase (decrease) in accrued liabilities	7,265	(8,572)

Net cash provided by operating activities	56,342	52,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,303)	(21,205)
Franchise store conversions	158	34
Store acquisition costs	(1,050)	(140)

Net cash used in investing activities	(12,195)	(21,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of capital to Parent company	(278)	(813)
Debt financing fees	(45)	—
Payments on long-term debt	(19,623)	(3,943)

Net cash used in financing activities	(19,946)	(4,756)

Effect of exchange rate on cash	67	234

Net increase in cash	24,268	26,928
Beginning balance, cash	42,307	28,854

Ending balance, cash	$66,575	$55,782

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
          The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through www.gnc.com. Franchise stores are located in the United States and 45 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
          Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of Parent. (the “Merger”). Immediately following the Merger, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC. The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. (“Ares”) and Ontario Teachers’ Pension Plan Board (“OTPP”), (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. In September 2008, pursuant to the Merger agreement, $10.8 million of additional consideration was paid as a result of the Company filing its March 16, 2007 to December 31, 2007 consolidated federal tax return. The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses created as a result of the Merger.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2. BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by U.S. GAAP for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 (the “Form 10-K”). The Company’s reporting period is based on a calendar year.
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
          Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.1 million at June 30, 2009 and $2.2 million at December 31, 2008.
          Book overdrafts of $4.6 million and $4.2 million as of June 30, 2009 and December 31, 2008, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of June 30, 2009 and December 31, 2008, or any balance on any given date.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          For the year ended December 31, 2008, the Company revised the presentation of changes in book overdrafts from a financing activity to an operating activity in its consolidated statement of cash flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase in cash; however, it changed the cash provided by operating activities for the six months ended June 30, 2008, from $52.0 million, as previously disclosed in the prior year Form 10-Q, to $52.8 million, with a corresponding change in the cash flows used in financing activities for the six months ended June 30, 2008 from $4.0 million to $4.8 million.
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
          As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, are entered into from time to time to hedge our exposure to interest rate changes on a portion of our floating rate debt. These interest rate swap agreements convert a portion of our floating rate debt to fixed rate debt. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. We record the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, if any, are recorded in interest expense in the current period.
          Derivatives designated as hedging instruments under SFAS 133 have been recorded in the consolidated balance sheet at fair value as follows:

		Fair Value
	Balance Sheet Location	June 30, 2009	December 31, 2008
		(unaudited)
		(in thousands)

Interest Rate Products	Other long-term liabilities	$(14,995)	$(18,902)

          The Company has interest rate swap agreements outstanding that effectively converted notional amounts of an aggregate $550.0 million of debt from floating to fixed interest rates. The five outstanding agreements mature between April 2010 and September 2012. During the second quarter of 2009, the Company entered into a derivative contract that consisted of an interest rate swap with a bought floor that effectively converted a notional amount of $150.0 million of debt from a floating to a fixed rate, effective September 2009. The floor is intended to replicate the optionality present in the original debt agreement, providing an equivalent offset in the interest payments.
          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending June 30, 2010, the Company estimates that an additional $11.4 million will be reclassified as an increase to interest expense.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the three months ended June 30, 2009, are as follows:

Derivatives in SFAS	Amount of Gain or	Location of Gain or (Loss)	Amount of Gain or (Loss)
133 Cash Flow	(Loss) Recognized in	Reclassified from	Reclassified from
Hedging	OCI on Derivative	Accumulated OCI into	Accumulated OCI into
Relationships	(Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
(in thousands)

Interest Rate Products	$409	Interest income/ (expense)	$2,650

          Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the six months ended June 30, 2009, are as follows:

Derivatives in SFAS	Amount of Gain or	Location of Gain or (Loss)	Amount of Gain or (Loss)
133 Cash Flow	(Loss) Recognized in	Reclassified from	Reclassified from
Hedging	OCI on Derivative	Accumulated OCI into	Accumulated OCI into
Relationships	(Effective Portion)	Income (Effective Portion)	Income (Effective Portion)

Interest Rate Products	$(1,796)	Interest income/ (expense)	$5,703

          During the three and six months ended June 30, 2009, there was no amount recorded as ineffective from accumulated other comprehensive income.
          Under the Company’s agreements with its derivative counterparty, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
          As of June 30, 2009, the fair value of derivatives in a net liability position related to these agreements was $18.1 million, including accrued interest but excluding adjustments for nonperformance risk. As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2009, it could have been required to settle its obligations under the agreements at their full termination value.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008 the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The Company adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 12) for financial assets and liabilities. The Company evaluated the impact of SFAS 157 on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing; the adoption had no impact on its consolidated financial statements for the six months ended June 30, 2009.
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
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other U.S. GAAP Company adopted FSP FAS 142-3 during the first quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.
          In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS 107-1”). This FSP amends APB 28-Footnote 1, paragraph 30; FAS 107- paragraphs 7 and 10 to bring the interpretive guidance into alignment with the changes in U.S. GAAP the FASB made in SFAS 141R. The Company adopted FSP FAS 107-1 during the second quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The intent of SFAS 165 is to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB which is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place. The Company adopted SFAS 165 during the second quarter of 2009; the adoption did not have a material impact on its consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on the Company’s financial statements.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on the Company’s financial statements.
          In June 2009, the SEC issued Staff Accounting Bulletin (“SAB”) No. 112, (“SAB 112”). This Staff Accounting Bulletin revises or rescinds portions of the interpretive guidance included in the codification of SABs in order to make the interpretive guidance consistent with U.S. GAAP. The principal revisions include deletion of material no longer necessary or that has been superseded because of the issuance of SFAS 141R and SFAS 160. The Company adopted SAB 112 during the second quarter of 2009; the adoption did not have a material impact on its consolidated financial statements.
NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	June 30, 2009
			Net Carrying
	Gross cost	Reserves	Value
	(unaudited)
	(in thousands)
Finished product ready for sale	$325,093	$(8,800)	$316,293
Work-in-process, bulk product and raw materials	64,816	(1,300)	63,516
Packaging supplies	5,912	—	5,912

	$395,821	$(10,100)	$385,721

	December 31, 2008
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$311,218	$(9,275)	$301,943
Work-in-process, bulk product and raw materials	57,995	(1,111)	56,884
Packaging supplies	4,827	—	4,827

	$374,040	$(10,386)	$363,654

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
          For the six months ended June 30, 2009, the Company acquired 20 franchise stores. These acquisitions were accounted for utilizing the purchase method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $3.5 million, of which $1.0 million was paid in cash.
          The following table summarizes the Company’s goodwill activity from December 31, 2008 to June 30, 2009.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2008	$302,765	$117,303	$202,841	$622,909
Acquired franchise stores	789	—	—	789

Balance at June 30, 2009 (unaudited)	$303,554	$117,303	$202,841	$623,698

          The following table summarizes the Company’s intangible asset activity from December 31, 2008 to June 30, 2009.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2008	$2,456	$500,000	$220,000	$160,019	$701	$883,176
Acquired franchise stores	—	—	—	—	318	318
Amortization expense	(1,181)	—	—	(3,444)	(325)	(4,950)

Balance at June 30, 2009 (unaudited)	$1,275	$500,000	$220,000	$156,575	$694	$878,544

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	June 30, 2009			December 31, 2008
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)	(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(3,004)	496	3,500	(2,545)	955
Gold card — franchise	3	5,500	(4,721)	779	5,500	(3,999)	1,501
Retail agreements	25-35	31,000	(2,564)	28,436	31,000	(2,038)	28,962
Franchise agreements	25	70,000	(6,417)	63,583	70,000	(5,016)	64,984
Manufacturing agreements	25	70,000	(6,417)	63,583	70,000	(5,017)	64,983
Other intangibles	5	1,150	(177)	973	1,150	(60)	1,090
Franchise rights	1-5	2,426	(1,732)	694	2,108	(1,407)	701

		$903,576	$(25,032)	$878,544	$903,258	$(20,082)	$883,176

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at June 30, 2009:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2009	$4,660
2010	7,500
2011	6,958
2012	6,887
2013	6,865
Thereafter	125,674

Total	$158,544

NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
          Long-term debt at each respective period consisted of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands)

2007 Senior Credit Facility	$649,619	$668,563
Senior Toggle Notes	297,768	297,585
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	7,882	8,557
Capital leases	37	41
Less: current maturities	(1,433)	(13,509)

Total	$1,063,873	$1,071,237

     The Company’s net interest expense for each respective period is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(unaudited)
		(in thousands)

2007 Senior Credit Facility
Term Loan	$7,943	$10,046	$17,148	$21,942
Revolver	129	106	265	217
Senior Toggle Notes	4,803	5,400	10,334	12,532
10.75% Senior Subordinated Notes	2,956	2,956	5,912	5,912
OID amortization	93	84	182	165
Deferred financing fees	1,025	982	2,026	1,923
Mortgage	141	162	288	324
Interest income-other	(9)	(303)	(12)	(511)

Interest expense, net	$17,081	$19,433	$36,143	$42,504

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Accrued interest at each respective period consisted of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$4,822	$5,564
Senior Toggle Notes	5,657	6,700
10.75% Senior Subordinated Notes	3,481	3,481

Total	$13,960	$15,745

          Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates. At June 30, 2009 and December 31, 2008 the interest rate for the 2007 Senior Credit Facility was 3.0% and 4.9%, respectively. At June 30, 2009 and December 31, 2008 the interest rate for the Senior Toggle Notes was 6.4% and 7.6%, respectively.
NOTE 6. FINANCIAL INSTRUMENTS
          At June 30, 2009 and December 31, 2008, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Based on current interest rates and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
		(in thousands)
Cash and cash equivalents	$66,575	$66,575	$42,307	$42,307
Receivables	91,546	91,546	89,413	89,413
Franchise notes receivable	1,913	1,913	1,828	1,828
Accounts payable	118,964	118,964	123,577	123,577
Long term debt	1,065,306	910,064	1,084,746	702,392

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. COMMITMENTS AND CONTINGENCIES
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
          California Wage and Break Claim (“Casarez Matter”). On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. Discovery closed on March 9, 2009, and GNC filed a partial Motion for Summary Judgment on that date. On April 28, 2009, the Court granted summary judgment to GNC on the private attorney general claim but denied summary judgment as to meal and rest break claims of the two individual plaintiffs. The trial on those claims was scheduled for July 2009. Prior to trial, the parties negotiated a tentative settlement and they are preparing a written settlement agreement at this time. The settlement agreement, which contemplates the Company’s payment of an immaterial amount, will be subject to court approval.
          California Wage and Break Claim. On November 4, 2008, ninety individual members of the purported class in the Casarez Matter refiled their individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009 and assigned to the same judge hearing the related Casarez matter. Discovery in this case is ongoing and the Company is vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchisee bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Company’s Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiff’s individual claims were settled and dismissed. On March 18, 2009, the Company’s motion for summary judgment was granted as to the CBPC class claim. In April 2009 GNC filed a motion for court costs and attorneys’ fees and the court ordered the plaintiffs to pay approximately $0.4 million to GNC for its fees and costs.
          Creatine Claim. On October 29, 2008, plaintiff S.K., a minor, on behalf of himself and all others similarly situated, filed a complaint against the Company and General Nutrition Corporation in the U.S. District Court, Southern District of New York. Plaintiff makes certain allegations regarding consumption of GNC products containing creatine and GNC’s alleged failure to warn consumers of those risks. Plaintiff asserts, among other things, claims for deceptive sales practices, fraud, breach of implied contract, strict liability and related tort claims, and seeks unspecified monetary damages. In July 2009, a settlement was reached, contemplating payment of an immaterial amount by GNC, and the parties are preparing a written settlement agreement at this time.
          Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a complaint against General Nutrition Corporation and General Nutrition Centers, Inc. in the Superior Court of the State of California for the County of Alameda. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action brought under California Unfair Competition and False Advertising Law asserts, among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. On March 31, 2009, GNC filed a motion to dismiss. By order dated June 10, 2009, the court dismissed three of the seven counts asserted by plaintiffs. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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
          Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, General Nutrition Centers, Inc. in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff is currently serving a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. GNC tendered the claim to the insurance company of the franchisee whose GNC store sold and allegedly misrepresented the product. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled fourteen Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in eight lawsuits in Alabama, California, Louisiana, and Texas (note that prior to May 1, 2009 GNC was a co-defendant in one Hydroxycut case, Ciavarra (see “Ciavarra Claim” entry above)). Iovate previously accepted GNC’s tender request for defense and indemnification under its purchasing agreement with

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GNC and as such, Iovate has accepted GNC’s request for defense and indemnification in the new Hydroxycut matters. GNC’s ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage and the creditworthiness of its insurer, and the absence of significant defenses by the insurer. To the extent GNC was not fully compensated by Iovate’s insurer, it could seek recovery directly from Iovate. GNC’s ability to fully recover such amounts would be limited by the creditworthiness of Iovate.
GNC has been named in two different types of lawsuits: three individual personal injury claims and five putative class actions. The following personal injury matters are single plaintiff lawsuits filed by individuals claiming injuries from use and consumption of Hydroxycut-branded products.
•	Michael Owens and Donna Owens v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles;

•	Eva M. Stasiak v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles; and

•	Jaime Ruben Perez v. Gerald Brandt, individually and d/b/a/ Breakthru Products, et al., 229th Judicial District, Duval County, Texas.
Plaintiffs in the Owens and Stasiak cases dismissed those cases without prejudice in June 2009.
The following putative class actions generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty.
•	Andrew Dremak, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California;

•	Enjoli Pennier, et al. v. Iovate Health Sciences, et al., U.S. District Court, Eastern District of Louisiana;

•	Alejandro M. Jimenez, et al. v. Iovate Health Sciences, Inc., et al., U.S. District Court, Eastern District of California;

•	Amy Baker, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama; and

•	Kyle Davis and Sara Carreon, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama.
Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
          Bedell Claim. On May 1, 2009, plaintiff Eugene Bedell, Jr. filed a personal injury complaint against, among others, General Nutrition Centers, Inc. and GNC Corporation, in Circuit Court of Loudoun County, Virginia. Plaintiff alleges that his use and consumption of a non-GNC product called “Nitro T3” caused him to have a stroke. Plaintiff makes certain allegations regarding the risks of using and consuming Nitro T3 and GNC’s alleged failure to warn consumers of those risks. Plaintiff seeks unspecified monetary damages. Under its purchasing agreement with the vendor, WellNx, GNC tendered the matter to WellNx for defense and indemnification. WellNx has accepted GNC’s request for defense and indemnification. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Chen Claim. On April 30, 2009, plaintiff Yuging “Phillis” Chen filed a Third Amended Complaint against, among others, Nutra Manufacturing, Inc., in the Superior Court of California for the County of Los Angeles. Plaintiff alleges that her use and consumption of various products, including Mega Garlic Plus and Herbalifeline, manufactured by Nutra Manufacturing, caused personal injuries. Plaintiff asserts, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          California False Labeling and Consumer Fraud Claims. Beginning in May 2009, a series of false labeling and consumer fraud cases were filed in California in connection with label claims of non-GNC products sold in the Company’s stores. The following four such cases are pending:
•	Michael Gonzales and Zia Nawabi, et al. v. Maximum Human Performance, Inc., et al., U.S. District Court, Central District of California (“Musclemeds”);

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	Michael Campos and Michael Gonzales, et al. v. LG Sciences, LLC, et al., Superior Court of California, for the County of Orange (“LG Sciences”);

•	Nicole Forlenza and Shaiden Monroe, et al. v. Dynakor Pharmacal, LLC, et al., U.S. District Court, Central District of California; and

•	Vance Monroe and Mac Gonzales, et al. v. Biotab Nutraceuticals, Inc., et al., U.S. District Court, Southern District of California.
GNC expects the number of these types of cases to grow. In each of the four cases listed above, the GNC vendors of the products at issue have agreed to defend and indemnify GNC. Tentative settlements have been reached in the Musclemeds and LG Sciences cases; these agreements will be subject to court approval.
Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
Commitments
          The Company maintains certain purchase commitments of approximately $25.9 million with various vendors to ensure its operational needs are fulfilled. The 2009 purchase commitments consisted of $13.6 million of advertising, inventory commitments and spending for website redesign, and $12.3 million management services agreement and bank fees. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations or financial condition.
     Environmental Compliance
          In March 2008, the South Carolina Department of Health and Environmental Control (“DHEC”) requested that the Company investigate the Company’s South Carolina facility for a possible source or sources of contamination detected on an adjoining property. The Company has commenced the investigation at the facility as requested by DHEC and will continue such investigation in 2009. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company’s potential liability.
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
NOTE 8. STOCK-BASED COMPENSATION PLANS
Stock Options
          In 2007, the Board of Directors of the Company and the Parent (the “Board”) and Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The 2007 Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The 2007 Plan is available to certain eligible employees, directors, consultants or advisors as determined by the compensation committee of the Board. The total number of shares of Parent’s Class A Common Stock reserved and available for the 2007 Plan was 10.4 million shares at June 30, 2009. Stock options under the 2007 Plan are granted with exercise prices at or above fair market value, typically vest over a four- or five-year period and expire ten years from the date of grant. As of June 30, 2009, the Company had 8.6 million outstanding stock options under the 2007 Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the 2007 Plan.
          The following table outlines the Parent’s stock option activity:

		Weighted Average
	Total Options	Exercise Price

Outstanding at December 31, 2008	8,883,692	$7.10
Granted	125,000	9.63
Exercised	—	—
Forfeited	(317,667)	6.25
Expired	(88,187)	6.25

Outstanding at June 30, 2009	8,602,838	$7.03

Exercisable at June 30, 2009	3,014,239	$6.53

          The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of June 30, 2009, the net unrecognized compensation cost related to options outstanding, after taking into consideration estimated forfeitures, was $8.2 million and is expected to be recognized over a weighted average period of approximately 2.7 years. As of June 30, 2009, the weighted average remaining contractual life of outstanding options and exercisable options was 8.0 years and 7.8 years, respectively.
          SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. Stock-based compensation expense for each of the six months ended June 30, 2009 and 2008 was $1.3 million and $1.5 million, respectively.
          The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company had minimal exercises of stock options through the period ended June 30, 2009, the expected option term has been estimated by considering both the vesting period, which is typically five years, and the contractual term of ten years. As Parent’s underlying stock is not publicly traded on an open market, the Company utilized a historical industry

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
average to estimate the expected volatility. The assumptions used in the Company’s Black-Sholes valuation related to stock option grants made during the period ended June 30, 2009 are as follows:

June 30,
2009
(unaudited)
Dividend yield	0.00%
Expected option life	7.5 years
Volatility factor percentage of market price	42.7%
Discount rate	2.62%
          As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9. SEGMENTS
          The Company has three operating segments, Retail, Franchising, and Manufacturing/Wholesale, each of which is a reportable segment. The operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are revenue and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and other corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each segment. The Retail segment includes the Company’s corporate store operations in the United States, Canada and Puerto Rico and the sales generated through www.gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and the wholesale sales business, including sales through www.drugstore.com. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs and Corporate costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in Note 2 “Basis of Presentation”.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
		(unaudited)
		(in thousands)
Revenue:
Retail	$316,942	$314,506	$650,654	$635,801
Franchise	69,225	65,107	133,708	130,011
Manufacturing/Wholesale:
Intersegment (1)	50,267	46,212	98,018	90,322
Third Party	46,249	43,049	87,951	84,983

Sub total Manufacturing/Wholesale	96,516	89,261	185,969	175,305
Sub total segment revenues	482,683	468,874	970,331	941,117
Intersegment elimination (1)	(50,267)	(46,212)	(98,018)	(90,322)

Total revenue	$432,416	$422,662	$872,313	$850,795

Operating income:
Retail	$41,583	$42,233	$86,026	$79,050
Franchise	19,550	18,699	38,757	38,483
Manufacturing/Wholesale	17,337	17,325	35,218	33,063
Unallocated corporate and other costs:
Warehousing and distribution costs	(13,700)	(13,837)	(27,017)	(27,606)
Corporate costs	(18,932)	(17,441)	(36,992)	(31,503)

Sub total unallocated corporate and other costs	(32,632)	(31,278)	(64,009)	(59,109)

Total operating income	$45,838	$46,979	$95,992	$91,487

(1)	Intersegment revenues are eliminated from consolidated revenue.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. SUPPLEMENTAL GUARANTOR INFORMATION
          As of June 30, 2009 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by the Company’s direct parent, GNC Corporation, and the Company’s existing and future direct and indirect material domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the Company’s direct and indirect foreign subsidiaries. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting.
          Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of June 30, 2009, and December 31, 2008, and the three and six months ended June 30, 2009 and 2008. Intercompany balances and transactions have been eliminated.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
June 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$65,184	$(1,363)	$2,754	$—	$66,575
Receivables, net	415	90,938	193	—	91,546
Intercompany receivables	185,405	—	—	(185,405)	—
Inventories, net	—	361,587	24,134	—	385,721
Prepaids and other current assets	12,498	23,166	8,666	—	44,330

Total current assets	263,502	474,328	35,747	(185,405)	588,172

Goodwill	—	623,230	468	—	623,698
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	8,836	164,300	26,631	—	199,767
Investment in subsidiaries	1,512,296	19,245	—	(1,531,541)	—
Other assets	30,855	160,182	—	(8,781)	182,256

Total assets	$1,815,489	$2,161,285	$62,846	$(1,725,727)	$2,313,893

Current liabilities
Current liabilities	$46,696	$180,411	$10,660	$—	$237,767
Intercompany payables	—	168,022	17,383	(185,405)	—

Total current liabilities	46,696	348,433	28,043	(185,405)	237,767

Long-term debt	1,057,386	27	15,241	(8,781)	1,063,873
Deferred tax liabilities	(7,251)	286,758	—	—	279,507
Other long-term liabilities	24,367	13,771	317	—	38,455

Total liabilities	1,121,198	648,989	43,601	(194,186)	1,619,602
Total stockholder’s equity (deficit)	694,291	1,512,296	19,245	(1,531,541)	694,291

Total liabilities and stockholder’s equity (deficit)	$1,815,489	$2,161,285	$62,846	$(1,725,727)	$2,313,893

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)

Current assets
Cash and cash equivalents	$—	$40,077	$2,230	$—	$42,307
Receivables, net	369	88,972	72	—	89,413
Intercompany receivables	—	87,554	—	(87,554)	—
Inventories, net	—	342,085	21,569	—	363,654
Prepaids and other current assets	(82)	55,520	3,969	—	59,407

Total current assets	287	614,208	27,840	(87,554)	554,781

Goodwill	—	622,441	468	—	622,909
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	180,494	25,660	—	206,154
Investment in subsidiaries	1,797,306	10,482	—	(1,807,788)	—
Other assets	22,470	174,475	—	(8,781)	188,164

Total assets	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

Current liabilities
Current liabilities	$20,644	$220,120	$8,958	$—	$249,722
Intercompany payables	69,244	—	18,310	(87,554)	—

Total current liabilities	89,888	220,120	27,268	(87,554)	249,722

Long-term debt	1,064,024	30	15,964	(8,781)	1,071,237
Deferred tax liabilities	(4,813)	282,816	—	—	278,003
Other long-term liabilities	18,902	21,828	254	—	40,984

Total liabilities	1,168,001	524,794	43,486	(96,335)	1,639,946
Total stockholder’s equity (deficit)	652,062	1,797,306	10,482	(1,807,788)	652,062

Total liabilities and stockholder’s equity (deficit)	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended June 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$410,575	$25,029	$(3,188)	$432,416

Cost of sales, including costs of warehousing, distribution and occupancy	—	266,292	17,802	(3,188)	280,906

Gross profit	—	144,283	7,227	—	151,510

Compensation and related benefits	10,658	50,841	4,027	—	65,526
Advertising and promotion	—	14,173	222	—	14,395
Other selling, general and administrative	8,910	17,049	(78)	—	25,881
Subsidiary (income) expense	(19,207)	(1,509)	—	20,716	—
Other (income) expense	(18,547)	17,543	874	—	(130)

Operating income (loss)	18,186	46,186	2,182	(20,716)	45,838

Interest expense, net	889	15,894	298	—	17,081

Income (loss) before income taxes	17,297	30,292	1,884	(20,716)	28,757

Income tax (benefit) expense	(669)	11,085	375	—	10,791

Net income (loss)	$17,966	$19,207	$1,509	$(20,716)	$17,966

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$829,157	$49,441	$(6,285)	$872,313

Cost of sales, including costs of warehousing, distribution and occupancy	—	538,469	34,451	(6,285)	566,635

Gross profit	—	290,688	14,990	—	305,678

Compensation and related benefits	20,742	102,376	7,733	—	130,851
Advertising and promotion	—	28,646	488	—	29,134
Other selling, general and administrative	17,134	32,460	140	—	49,734
Subsidiary (income) expense	(39,645)	(2,954)	—	42,599	—
Other (income) expense	(36,139)	34,250	1,856	—	(33)

Operating income (loss)	37,908	95,910	4,773	(42,599)	95,992

Interest expense, net	1,764	33,789	590	—	36,143

Income (loss) before income taxes	36,144	62,121	4,183	(42,599)	59,849

Income tax (benefit) expense	(1,268)	22,476	1,229	—	22,437

Net income (loss)	$37,412	$39,645	$2,954	$(42,599)	$37,412

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended June 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$398,482	$26,966	$(2,786)	$422,662

Cost of sales, including costs of warehousing, distribution and occupancy	—	257,243	19,820	(2,786)	274,277

Gross profit	—	141,239	7,146	—	148,385

Compensation and related benefits	—	58,936	3,948	—	62,884
Advertising and promotion	—	13,452	188	—	13,640
Other selling, general and administrative	493	23,556	862	—	24,911
Subsidiary (income) expense	(17,985)	(1,352)	—	19,337	—
Other (income) expense	—	(23)	(6)	—	(29)

Operating income (loss)	17,492	46,670	2,154	(19,337)	46,979

Interest expense, net	1,067	18,046	320	—	19,433

Income (loss) before income taxes	16,425	28,624	1,834	(19,337)	27,546

Income tax (benefit) expense	(583)	10,639	482	—	10,538

Net income (loss)	$17,008	$17,985	$1,352	$(19,337)	$17,008

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$803,003	$53,524	$(5,732)	$850,795

Cost of sales, including costs of warehousing, distribution and occupancy	—	519,948	38,951	(5,732)	553,167

Gross profit	—	283,055	14,573	—	297,628

Compensation and related benefits	—	116,666	7,789	—	124,455
Advertising and promotion	—	31,486	301	—	31,787
Other selling, general and administrative	1,014	47,091	1,731	—	49,836
Subsidiary (income) expense	(32,283)	(2,275)	—	34,558	—
Other (income) expense	—	(38)	101	—	63

Operating income (loss)	31,269	90,125	4,651	(34,558)	91,487

Interest expense, net	2,086	39,826	592	—	42,504

Income (loss) before income taxes	29,183	50,299	4,059	(34,558)	48,983

Income tax (benefit) expense	(1,165)	18,016	1,784	—	18,635

Net income (loss)	$30,348	$32,283	$2,275	$(34,558)	$30,348

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2009	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$53,496	$2,846	$56,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,359)	(8,230)	(1,714)	(11,303)
Investment/distribution	85,810	(85,810)	—	—
Other investing	—	(892)	—	(892)

Net cash provided by (used in) investing activities	84,451	(94,932)	(1,714)	(12,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	(278)	—	—	(278)
Financing fees	(45)	—	—	(45)
Other financing	(18,944)	(4)	(675)	(19,623)

Net cash used in financing activities	(19,267)	(4)	(675)	(19,946)

Effect of exchange rate on cash	—	—	67	67

Net increase (decrease) in cash	65,184	(41,440)	524	24,268

Beginning balance, cash	—	40,077	2,230	42,307

Ending balance, cash	$65,184	$(1,363)	$2,754	$66,575

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2008	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$51,676	$1,085	$52,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(19,894)	(1,311)	(21,205)
Investment/distribution	4,188	(4,188)	—	—
Other investing	—	(106)	—	(106)

Net cash provided by (used in) investing activities	4,188	(24,188)	(1,311)	(21,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	(813)	—	—	(813)
Other financing	(3,375)	—	(568)	(3,196)

Net cash provided by (used in) financing activities	(4,188)	—	(568)	(4,009)

Effect of exchange rate on cash	—	—	234	234

Net increase (decrease) in cash	—	27,488	(560)	26,928

Beginning balance, cash	—	26,090	2,764	28,854

Ending balance, cash	$—	$53,578	$2,204	$55,782

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11. INCOME TAXES
          The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it and its subsidiaries operate. The Company has been audited by the Internal Revenue Service (the “IRS”) through its December 4, 2003 tax year. The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS issued an examination report in the second quarter of 2009, which was sent for review by the Joint Committee of Taxation. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of June 30, 2009, the Company believes that it has appropriately reserved for any potential federal, state and local income tax exposures.
          The Company recorded additional unrecognized tax benefits of approximately $0.5 million during the six months ended June 30, 2009, exclusive of amounts settled. The additional unrecognized tax benefits recorded during the six months ended June 30, 2009 are principally related to the continuation of previously taken tax positions. As of June 30, 2009 and December 31, 2008, the Company had $5.7 million and $5.5 million, respectively, of unrecognized tax benefits. As of June 30, 2009, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.8 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2009 and December 31, 2008, the Company had accrued approximately $1.0 million and $1.2 million, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.
NOTE 12. FAIR VALUE MEASUREMENT
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
          The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term liabilities	$1,930	$14,995	$—

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
          The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS 157:
          Other long-term liabilities. Other long-term liabilities classified as Level 1 consist of liabilities related to the Company’s non-qualified deferred compensation plan. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investment choices. Since the employee-directed investment choices are exchange traded equity indexes with quoted prices in active markets, the liabilities are classified as within Level 1 on the fair value hierarchy. Other long-term liabilities classified as Level 2 consist of the Company’s interest rate swaps. The derivatives are pay-fixed, receive-variable interest rate swaps based on a LIBOR rate. Fair value is based on a model-derived valuation using the LIBOR rate, which is an observable input in an active market. Therefore, the Company’s derivative is classified as Level 2 on the fair value hierarchy.
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
NOTE 13. RELATED PARTY TRANSACTIONS
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a management services agreement with Parent. Under the agreement, Parent provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company provides customary indemnifications to Parent and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Parent for services rendered in connection with the Merger. For each of the six months ended June 30, 2009 and 2008, $0.8 million was paid pursuant to this agreement.
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, under which various fund portfolios related to one of our sponsors, Ares, are lenders. As of June 30, 2009, certain affiliates of Ares held approximately $61.0 million of term loans under the Company’s 2007 Senior Credit Facility.
          Lease Agreements. General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 20 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada (the “Lease Agreements”). Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of Parent. For the six months ended June 30, 2009 and 2008, the Company paid $1.2 million and $1.3 million, respectively under the Lease Agreements. Each lease was negotiated in the ordinary course of business on an arm’s length basis.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 14. SUBSEQUENT EVENTS
          On July 23, 2009, the Company’s board of directors declared a $13.6 million dividend to its direct parent company, GNC Corporation, with a payment date on or about August 17, 2009. It is expected that Parent will be the ultimate recipient of this dividend.
          Management has considered all other subsequent events through August 13, 2009, the date that the financial statements were filed with the SEC.

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
          All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	uncertainty of continuing weakening of the economy and its impact on us and our partners;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with new and existing governmental regulations;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against the Company;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political, and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow;

•	the failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in applicable laws relating to our franchise operations; and

•	our inability to expand our franchise operations or attract new franchisees.
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
     Revenues and Operating Performance from our Business Segments
          We measure our operating performance primarily through revenues and operating income from our three business segments, Retail, Franchise, and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:
•	Retail revenues are generated by sales to consumers at our company-owned stores and online through www.gnc.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. As a leader in our industry, we expect our retail revenue growth to be consistent with projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness, and vertical integration.

•	Franchise revenues are generated primarily from:
(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which are charged for initial franchise awards, renewals, and transfers of franchises.
          Since we do not anticipate the number of our domestic franchised stores to increase, we expect our domestic franchise revenue growth will be generated by royalties on increased franchise retail sales and product sales to our existing franchisees. We expect that an increase in the number of our international franchised stores over the next five years will result in increased initial franchise fees associated with new store openings and increased revenues from product sales to new franchisees. As international franchise trends continue to improve, we also anticipate that franchise revenue from international operations will be driven by increased product sales to our franchisees. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currency may offset some of the growth in royalty revenue.
•	Manufacturing/wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com. License fee revenue from the opening of GNC franchised store-within-a-store locations within Rite Aid stores is also recorded in this segment. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity, and we anticipate that these revenues will remain stable over the next five years.

•	A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network and manufacturing capacity can support higher sales volume without significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in significant operating leverage in our business.
          The following trends and uncertainties in our industry could positively or negatively affect our operating performance:
•	broader consumer awareness of health and wellness issues and rising healthcare costs;

•	interest in, and demand for, condition-specific products based on scientific research;

•	significant effects of favorable and unfavorable publicity on consumer demand;

•	lack of a single product or group of products dominating any one product category;

•	lack of long-term experience with human consumption of ingredients of some of our products;

•	volatility in the diet category;

•	rapidly evolving consumer preferences and demand for new products;

•	costs associated with complying with new and existing governmental regulation; and

•	a change in disposable income available to consumers, as a result of current economic conditions.
Executive Overview
          Our recent results of operations continue the favorable trend seen in recent periods. In the retail segment, our domestic same store sales increased 0.3% for the second quarter of 2009 as compared to the same period in 2008, and our e-commerce business, which contributed to our domestic same store increases, grew 25.2% in the same period. Excluding the impact of the Hydroxycut recall (discussed in more detail later in this section), including the impact of customer refunds and lost sales related to this recall, our same store sales would have increased by 3.8% in the second quarter of 2009.
          Our domestic franchise business is now in line with our corporate operating standards, and key performance indicators of our domestic franchise stores are more in line with our company store results. We continue to see growth in sales of our GNC brand products, which has helped to strengthen the franchise system. Our international franchise system also has continued to grow and strengthen our presence globally, with the addition of 112 net new locations in 2008 and 34 net new stores in the first six months of 2009, with no capital funding requirement by us. Our franchisees are currently being challenged by the strengthening of the U.S. dollar and by local economic pressures in this global recessionary period. However, despite these pressures we were able to recognize a 2.8% increase in our franchise revenue for the first six months of 2009, compared with the same period in the prior year, on the strength of higher product sales in the second quarter of 2009.
          Our manufacturing strategy is designed to enhance our position in the contract manufacturing business, and maximize utilization of our available capacity to promote production efficiencies and to help offset any raw material price increases. Under this strategy, our contract manufacturing sales grew 38.7% and 5.1% in 2008 and the first six months of 2009, respectively, over the prior year periods.
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
          While our results for the three and six months ended June 30, 2009 do not reflect a negative impact of the general downturn of the economy, the downturn could affect our business and operating results in the future.

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
          Additionally, the strengthening of the U.S. dollar may impact us, as our international franchisees purchase inventory from us and pay royalties to us in U.S. dollars.
          In May 2009, the FDA warned consumers to stop using certain Hydroxycut products, produced by Iovate Health Sciences, Inc., which were sold in our stores. Iovate issued a voluntary recall, with which we immediately fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008 and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We are providing refunds or gift cards to consumers who return these products to our stores. We experienced some short-term reduction in sales and margin due to the recall and may also incur additional unanticipated costs. However, we continue to seek to generate alternative product sales to mitigate lost sales due to this recall. Additionally, replacement products provided by Iovate became available at the end of June and are currently available at our stores. We are finalizing our indemnification of direct costs associated with this recall and are taking all appropriate measures to minimize the impact of the recall.
          In light of these matters, we are continuing to approach 2009 cautiously. In the near term, we will focus on our primary strategies, in particular:
•	Driving top-line performance in each of our business segments by attracting new customers through product innovation, improved assortment, effective marketing and price competitiveness;

•	Investing in key infrastructure areas for future growth, including e-commerce, international development, and manufacturing; and

•	Generating efficiencies and cost savings in the everyday operations of the business that will allow us to leverage profit margins on modest revenue growth.
          We will continue to seek improvements in each of the business segments and position ourselves for long term growth.
Related Parties
          For the three and six months ended June 30, 2009 and 2008, we had related party transactions with Ares and OTPP and their affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions” and the “Related Party Transactions” note in our annual report on Form 10-K.

Results of Operations
          The following information presented for the three and six months ended June 30, 2009 and 2008 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
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
Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

		Three Months Ended				Six Months Ended
		June 30,				June 30,
	2009		2008		2009		2008
Revenues:
Retail	$316.9	73.3%	$314.5	74.4%	$650.6	74.6%	$635.8	74.7%
Franchise	69.2	16.0%	65.1	15.4%	133.7	15.3%	130.0	15.3%
Manufacturing / Wholesale	46.3	10.7%	43.1	10.2%	88.0	10.1%	85.0	10.0%

Total net revenues	432.4	100.0%	422.7	100.0%	872.3	100.0%	850.8	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	280.9	65.0%	274.3	64.9%	566.6	65.0%	553.2	65.0%
Compensation and related benefits	65.5	15.2%	62.9	14.9%	130.8	15.0%	124.5	14.6%
Advertising and promotion	14.4	3.3%	13.6	3.2%	29.1	3.3%	31.7	3.7%
Other selling, general and administrative expenses	23.6	5.5%	22.3	5.3%	44.9	5.1%	44.1	5.2%
Amortization expense	2.3	0.4%	2.6	0.6%	4.9	0.6%	5.7	0.7%
Foreign currency (gain) loss	(0.1)	0.0%	—	0.0%	—	0.0%	0.1	0.0%

Total operating expenses	386.6	89.4%	375.7	88.9%	776.3	89.0%	759.3	89.2%
Operating income:
Retail	41.6	9.6%	42.2	10.0%	86.0	9.9%	79.0	9.3%
Franchise	19.5	4.6%	18.7	4.4%	38.7	4.4%	38.5	4.5%
Manufacturing / Wholesale	17.3	4.0%	17.3	4.1%	35.2	4.0%	33.1	3.9%
Unallocated corporate and other costs:
Warehousing and distribution costs	(13.7)	-3.2%	(13.8)	-3.3%	(27.0)	-3.1%	(27.6)	-3.2%
Corporate costs	(18.9)	-4.4%	(17.4)	-4.1%	(36.9)	-4.2%	(31.5)	-3.7%

Subtotal unallocated corporate and other costs, net	(32.6)	-7.6%	(31.2)	-7.4%	(63.9)	-7.3%	(59.1)	-6.9%

Total operating income	45.8	10.6%	47.0	11.1%	96.0	11.0%	91.5	10.8%
Interest expense, net	17.1		19.4		36.2		42.5

Income before income taxes	28.7		27.6		59.8		49.0
Income tax expense	10.7		10.6		22.4		18.7

Net income	$18.0		$17.0		$37.4		$30.3

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended June 30, 2009 and 2008
     Revenues
          Our consolidated net revenues increased $9.7 million, or 2.3%, to $432.4 million for the three months ended June 30, 2009 compared to $422.7 million for the same period in 2008. The increase was the result of increased sales in each of our segments.
          Retail. Revenues in our Retail segment increased $2.4 million, or 0.8%, to $316.9 million for the three months ended June 30, 2009 compared to $314.5 million for the same period in 2008. The increase from 2008 to 2009 included an increase of $2.2 million of sales through www.gnc.com. Sales increases occurred in the major product categories of VMHS and sports nutrition. Sales in the diet category were negatively impacted by the Hydroxycut recall that occurred in May 2009. Our domestic company-owned same store sales, including our internet sales, improved for the quarter by 0.3%. Excluding the impact of customer refunds and lost sales related to this recall, our company-owned same store sales, including our internet sales, would have improved for the quarter by 3.8%. This includes a 0.6% decrease in same store sales due to the Easter holiday falling in the second quarter of 2009 compared to the first quarter in 2008. Our Canadian company-owned stores had improved same store sales of 0.2%, in local currency, in the second quarter of 2009 but were negatively impacted by the strengthening of the US dollar from 2008 to 2009. Our company-owned store base increased by 30 domestic stores to 2,625 compared to 2,595 at June 30, 2008, primarily due to new store openings and franchise store acquisitions, and by 13 Canadian stores to 164 at June 30, 2009 compared to 151 at June 30, 2008.
          Franchise. Revenues in our Franchise segment increased $4.1 million, or 6.3%, to $69.2 million for the three months ended June 30, 2009 compared to $65.1 million for the same period in 2008. Domestic franchise revenue increased by $0.5 million primarily due to increased product sales and the sale of existing corporate stores. There were 936 stores at June 30, 2009 compared to 965 stores at June 30, 2008. International franchise revenue increased by $3.6 million primarily the result of increases in product sales. International royalty income decreased $0.1 million for the quarter as sales increases in our franchisees’ respective local currencies were offset by the strengthening of the U.S. dollar from 2008 to 2009. Our international franchise store base increased by 105 stores to 1,224 at June 30, 2009 compared to 1,119 at June 30, 2008.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $3.2 million, or 7.4%, to $46.3 million for the three months ended June 30, 2009 compared to $43.1 million for the same period in 2008. Sales from the South Carolina plant increased by $1.4 million, and revenues associated with Rite Aid increased by $1.5 million. This increase was due to increases in wholesale and consignment sales to Rite Aid of $3.0 million, offset by lower license fee revenue of $1.5 million as a result of Rite Aid opening 85 fewer franchise store-within-a-stores in the second quarter of 2009 as compared to the second quarter of 2008. In addition, sales to www.drugstore.com increased by $0.3 million in the second quarter of 2009 as compared to the second quarter of 2008.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $6.6 million, or 2.4%, to $280.9 million for the three months ended June 30, 2009 compared to $274.3 million for the same period in 2008. Consolidated cost of sales, as a percentage of net revenue, was 65.0% for the three months ended June 30, 2009 and 64.9% for the three months ended June 30, 2008.
          Product costs. Product costs increased $6.3 million, or 3.1%, to $211.9 million for the three months ended June 30, 2009 compared to $205.6 million for the same period in 2008 as a result of increased sales volumes. Consolidated product costs, as a percentage of net revenue, were 49.0% for the three months ended June 30, 2009 and 48.6% for the three months ended June 30, 2008.

          Warehousing and distribution costs. Warehousing and distribution costs increased $0.1 million, or 0.5%, to $14.7 million for the three months ended June 30, 2009 compared to $14.6 million for the same period in 2008. The increase was primarily due to increases in wages offset by decreases in fuel costs in 2009 as compared to 2008. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% for the three months ended June 30, 2009 and 3.5% for the three months ended June 30, 2008.
          Occupancy costs. Occupancy costs increased $0.2 million, or 0.4%, to $54.3 million for the three months ended June 30, 2009 compared to $54.1 million for the same period in 2008. This increase was the result of lower lease-related costs of $0.5 million, and an increase in depreciation expense and other occupancy related expenses of $0.7 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.6% for the three months ended June 30, 2009 and 12.8% for the three months ended June 30, 2008.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $4.4 million, or 4.3%, to $105.8 million, for the three months ended June 30, 2009 compared to $101.4 million for the same period in 2008. These expenses, as a percentage of net revenue, were 24.5% for the three months ended June 30, 2009 compared to 24.0% for the three months ended June 30, 2008.
          Compensation and related benefits. Compensation and related benefits increased $2.6 million, or 4.1%, to $65.5 million for the three months ended June 30, 2009 compared to $62.9 million for the same period in 2008. An increase of $2.8 million occurred in base wages to support our increased store base and sales volume and to comply with the increase in the minimum wage rate. Commissions and incentive expense decreased by $0.3 million, and other wage related expenditures accounted for the remaining $0.1 million increase.
          Advertising and promotion. Advertising and promotion expenses increased $0.8 million, or 5.5%, to $14.4 million for the three months ended June 30, 2009 compared to $13.6 million during the same period in 2008. Advertising expense increased primarily as a result of increases in store signage costs of $0.4 million and media costs of $0.6 million. Other advertising costs accounting for the remaining $0.2 million decrease.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $1.0 million, or 3.9%, to $25.9 million for the three months ended June 30, 2009 compared to $24.9 million for the same period in 2008. This increase was due to an increase in bad debt expense of $0.6 million, and telecommunications expenses of $0.6 million, due to the installation of a new point of sale (“POS”) register system in 2008. This was partially offset by decreases in other selling costs of $0.2 million.
     Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the three months ended June 30, 2009 and 2008, resulted primarily from accounts payable activity with our Canadian subsidiary. We recognized income of $0.1 million for the three months ended June 30, 2009.
     Operating Income
          As a result of the foregoing, consolidated operating income decreased $1.2 million, or 2.4%, to $45.8 million for the three months ended June 30, 2009 compared to $47.0 million for the same period in 2008. Operating income, as a percentage of net revenue, was 10.6% for the three months ended June 30, 2009 and 11.1% for the three months ended June 30, 2008.
          Retail. Operating income decreased $0.6 million, or 1.5%, to $41.6 million for the three months ended June 30, 2009 compared to $42.2 million for the same period in 2008. The decrease was due to the effects of the Hydroxycut recall and the strengthening of the U.S. dollar on our Canadian operations.
          Franchise. Operating income increased $0.8 million, or 4.6%, to $19.5 million for the three months ended June 30, 2009 compared to $18.7 million for the same period in 2008. This increase was due to increases in wholesale sales to our international franchisees.

          Manufacturing/Wholesale. Operating income was unchanged at $17.3 million for each of the three months ended June 30, 2009 and 2008 as all components of this segment returned consistent results when compared period over period.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs decreased $0.1 million, or 1.0%, to $13.7 million for the three months ended June 30, 2009 compared to $13.8 million for the same period in 2008. The decrease in costs was primarily due to decreases in fuel costs offset by increased wages.
          Corporate Costs. Corporate overhead costs increased $1.5 million, or 8.5%, to $18.9 million for the three months ended June 30, 2009 compared to $17.4 million for the same period in 2008. The increase was primarily due to an increase in compensation expenses and professional fees in 2009.
     Interest Expense
          Interest expense decreased $2.3 million, or 12.1%, to $17.1 million for the three months ended June 30, 2009 compared to $19.4 million for the same period in 2008. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2009 as compared to 2008.
     Income Tax Expense
          We recognized $10.7 million of consolidated income tax expense during the three months ended June 30, 2009 compared to $10.6 million for the same period of 2008. The effective tax rate for the three months ended June 30, 2009, was approximately 37.5% compared to 38.3% for the three months ended June 30, 2008.
     Net Income
          As a result of the foregoing, consolidated net income increased $1.0 million to $18.0 million for the three months ended June 30, 2009 compared to $17.0 million for the same period in 2008.
Comparison of the Six Months Ended June 30, 2009 and 2008
     Revenues
          Our consolidated net revenues increased $21.5 million, or 2.5%, to $872.3 million for the six months ended June 30, 2009 compared to $850.8 million for the same period in 2008. The increase was the result of increased sales in all of our segments.
          Retail. Revenues in our Retail segment increased $14.8 million, or 2.3%, to $650.6 million for the six months ended June 30, 2009 compared to $635.8 million for the same period in 2008. The increase from 2008 to 2009 included an increase of $4.5 million of sales through www.gnc.com. Sales increases occurred in the major product categories of VMHS and sports nutrition. Sales in the diet category were negatively impacted by the Hydroxycut recall that occurred in May 2009. Our domestic company-owned same store sales, including our internet sales, improved by 2.9% for the six months ended June 30, 2009. Excluding the impact of customer refunds and lost sales related to this recall, our company-owned same store sales, including our internet sales, would have improved for the six months by 4.6%. Our Canadian company-owned stores had improved same store sales of 3.5%, in local currency, for the six months ended June 30, 2009 but were negatively impacted by the strengthening of the U.S. dollar from 2008 to 2009. Our company-owned store base increased by 30 domestic stores to 2,625 compared to 2,595 at June 30, 2008, primarily due to new store openings and franchise store acquisitions, and by 13 Canadian stores to 164 at June 30, 2009 compared to 151 at June 30, 2008.
          Franchise. Revenues in our Franchise segment increased $3.7 million, or 2.8%, to $133.7 million for the six months ended June 30, 2009 compared to $130.0 million for the same period in 2008. Domestic franchise revenue increased by $0.3 million for the six months ended June 30, 2009 as increased product sales were offset by lower franchise fee revenue. Domestic royalty income was flat despite operating 29 fewer stores in the first six months of 2009 compared to the same period in 2008. There were 936 stores at June 30, 2009 compared to 965 stores at June 30, 2008. International franchise revenue increased by $3.4 million primarily as a result of increases in product sales. International royalty income decreased $0.3 million for the quarter as sales increases in our franchisees’ respective local currencies were offset by the strengthening of the U.S. dollar from 2008 to 2009. Our international franchise store base increased by 105 stores to 1,224 at June 30, 2009 compared to 1,119 at June 30, 2008.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facility in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $3.0 million, or 3.5%, to $88.0 million for the six months ended June 30, 2009 compared to $85.0 million for the same period in 2008. Sales increased in the South Carolina plant by $2.8 million, and revenues associated with Rite Aid decreased by $0.2 million. This decrease was due to lower license fee revenue of $2.7 million as a result of Rite Aid opening 169 fewer franchise store-within-a-stores in the first six months of 2009 as compared to 2008, offset by increases in wholesale and consignment sales to Rite Aid of $2.5 million. In addition, sales to www.drugstore.com increased by $0.4 million in the first six months of 2009 as compared to 2008.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $13.4 million, or 2.4%, to $566.6 million for the six months ended June 30, 2009 compared to $553.2 million for the same period in 2008. Consolidated cost of sales, as a percentage of net revenue, was 65.0% for each of the six months ended June 30, 2009 and 2008.
          Product costs. Product costs increased $12.1 million, or 2.9%, to $428.8 million for the six months ended June 30, 2009 compared to $416.7 million for the same period in 2008 as a result of increased sales volumes and raw materials costs. Consolidated product costs, as a percentage of net revenue, were 49.2% for the six months ended June 30, 2009 as compared to 49.0% for the six months ended June 30, 2008.
          Warehousing and distribution costs. Warehousing and distribution costs decreased $0.3 million, or 1.0%, to $28.9 million for the six months ended June 30, 2009 compared to $29.2 million for the same period in 2008. The decrease was primarily due to decreases in fuel costs that were offset by increased wages. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.3% for the six months ended June 30, 2009 and 3.4% for the six months ended June 30, 2008.
          Occupancy costs. Occupancy costs increased $1.6 million, or 1.5%, to $108.9 million for the six months ended June 30, 2009 compared to $107.3 million for the same period in 2008. This increase was primarily the result of an increase in depreciation expense of $1.9 million, partially offset by a decrease in lease-related and other occupancy related expenses of $0.3 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.5% and 12.6% for the six months ended June 30, 2009 and 2008, respectively.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $3.7 million, or 1.8%, to $209.7 million, for the six months ended June 30, 2009 compared to $206.0 million for the same period in 2008. These expenses, as a percentage of net revenue, were 24.0% for the six months ended June 30, 2009 compared to 24.2% for the six months ended June 30, 2008.
          Compensation and related benefits. Compensation and related benefits increased $6.3 million, or 5.1%, to $130.8 million for the six months ended June 30, 2009 compared to $124.5 million for the same period in 2008. An increase of $3.3 million occurred in base wages to support our increased store base and sales volume and to comply with the increase in minimum wage rate; and commissions and incentive expense increased by $1.3 million. In addition, 2008 expenses include a $1.1 million reduction in base wages due to a change in our vacation policy effective March 31, 2008. Other wage related expenditures accounted for the remaining $0.6 million increase.
          Advertising and promotion. Advertising and promotion expenses decreased $2.6 million, or 8.3%, to $29.1 million for the six months ended June 30, 2009 compared to $31.7 million during the same period in 2008. Advertising expense decreased primarily as a result of decreases in media costs of $1.6 million and print advertising costs of $1.5 million, offset by increases in store signage costs of $0.5 million.
          Other SG&A. Other SG&A expenses, including amortization expense, were flat at $49.8 million for each of the six months ended June 30, 2009 and 2008. Decreases in other SG&A include bad debt expense of $1.7 million and amortization expense of $0.8 million. These were offset by increases in telecommunications expenses of $1.5 million, due to the installation of a new POS register system in 2008, professional fees of $0.8 million, and other selling expenses of $0.2 million.
     Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the six months ended June 30, 2009 and 2008, resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a loss of $0.1 million for the six months ended June 30, 2008.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $4.5 million or 4.9% to $96.0 million for the six months ended June 30, 2009 compared to $91.5 million for the same period in 2008. Operating income, as a percentage of net revenue, was 11.0% for the six months ended June 30, 2009 and 10.8% for the six months ended June 30, 2008.
          Retail. Operating income increased $7.0 million, or 8.8%, to $86.0 million for the six months ended June 30, 2009 compared to $79.0 million for the same period in 2008. The increase was primarily the result of higher dollar margins on increased sales volumes and reduced advertising spending offset by increases in occupancy costs, compensation costs and other SG&A expenses.
          Franchise. Operating income increased $0.2 million, or 0.7%, to $38.7 million for the six months ended June 30, 2009 compared to $38.5 million for the same period in 2008. This increase was primarily attributable to a reduction in intangible amortization expense, partially offset by a decrease in royalty income from our franchisees.
          Manufacturing/Wholesale. Operating income increased $2.1 million, or 6.5%, to $35.2 million for the six months ended June 30, 2009 compared to $33.1 million for the same period in 2008. This increase was primarily the result of increased margins from our South Carolina manufacturing facility, offset by decreases in Rite Aid license fee revenue.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs decreased $0.6 million, or 2.1%, to $27.0 million for the six months ended June 30, 2009 compared to $27.6 million for the same period in 2008. The decrease in costs was primarily due to decreases in fuel costs.
          Corporate Costs. Corporate overhead costs increased $5.4 million, or 17.4%, to $36.9 million for the six months ended June 30, 2009 compared to $31.5 million for the same period in 2008. The increase was primarily due to an increase in compensation expenses and professional fees in 2009. In addition, 2008 compensation expenses contain a $1.1 million reduction due to a change in our vacation policy effective March 31, 2008.
     Interest Expense
          Interest expense decreased $6.3 million, or 15.0%, to $36.2 million for the six months ended June 30, 2009 compared to $42.5 million for the same period in 2008. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2009 as compared to 2008.
     Income Tax Expense
          We recognized $22.4 million of consolidated income tax expense during the six months ended June 30, 2009 compared to $18.7 million for the same period of 2008. The effective tax rate for the six months ended June 30, 2009, was approximately 37.5% compared to 38.0% for the six months ended June 30, 2008.
Net Income
          As a result of the foregoing, consolidated net income increased $7.1 million to $37.4 million for the six months ended June 30, 2009 compared to $30.3 million for the same period in 2008.

Liquidity and Capital Resources
          At June 30, 2009, we had $66.6 million in cash and cash equivalents and $350.4 million in working capital compared with $42.3 million in cash and cash equivalents and $305.1 million in working capital at December 31, 2008. The $45.3 million increase in our working capital was driven by increases in our inventory and cash and a decrease in our accrued interest, accounts payable and current portion of long-term debt. This was offset by an increase in our accrued payroll and a reduction in our prepaid income taxes.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At June 30, 2009, we had $51.8 million available under the Revolving Credit Facility, after giving effect to $8.2 million utilized to secure letters of credit. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, we submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. We do not expect that Lehman will fund its pro rata share of the borrowing as required under the facility. If other financial institutions that have extended credit commitments to us are adversely affected by the condition of the U.S. and international capital markets, they may become unable to fund borrowings under the Revolving Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes. We elected to repay the $5.4 million in May 2009.
          We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. In July 2009, our board of directors declared a $13.6 million dividend to its direct parent company, GNC Corporation, with a payment date on or about August 17, 2009. The dividend will be paid with cash generated from operations.
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
          The following table summarizes our cash flows for the three months ended June 30, 2009 and 2008:

	Six months	Six months
	ended June 30,	ended June 30,
(Dollars in millions)	2009	2008
Cash provided by operating activities	$56.3	$52.8
Cash used in investing activities	(12.2)	(21.3)
Cash used in financing activities	(19.9)	(4.8)
     Cash Provided by Operating Activities
          Cash provided by operating activities was $56.3 million for the six months ended June 30, 2009 and $52.8 million for the six months ended June 30, 2008. The primary reason for the increase in cash provided by operating activities was the increase in net income of $7.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our inventory increased by $21.2 million in support of the higher sales volume at the stores. Accounts payable decreased by $4.8 million due to the timing of disbursements; in addition, accrued interest decreased by $1.8 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below). These were offset by increases in our accrued liabilities and accrued income taxes.

          For the six months ended June 30, 2008, accrued liabilities decreased by $8.6 million primarily due to a $9.0 million legal settlement payment that was accrued at December 31, 2007; in addition, accrued interest decreased by $2.8 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes and our inventory increased by $8.5 million in support of the higher sales volume at the stores and manufacturing plant. These were partially offset by increases in our accounts payable and accrued income taxes.
     Cash Used in Investing Activities
          We used cash in investing activities of $12.2 million and $21.3 million for the six months ended June 30, 2009 and 2008, respectively. Capital expenditures, which were primarily for new stores, and improvements to our retail stores and our South Carolina manufacturing facility, were $11.3 million and $21.2 million for the six months ended June 30, 2009 and 2008, respectively.
          We currently have no material capital commitments other than the redesign of our website, which we expect to complete by the end of 2009. Our capital expenditures typically consist of certain lease-required periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.
          The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses (“NOLs”) created as a result of the Merger. Our 2005, 2006, and short period 2007 federal tax returns are under Internal Revenue Service (“IRS”) examination. The IRS issued an examination report in the second quarter of 2009, which was sent for review by the Joint Committee of Taxation (“JCT”). We expect a final determination by the JCT before the end of 2009. A favorable ruling from this examination would permit us to utilize net operating losses generated by the Merger in our 2008 tax return, in which case we would be required under the Merger agreement to make payments to former shareholders and optionholders. We expect that such amounts would be approximately $12.0 million in the aggregate.
     Cash Used in Financing Activities
          For the six months ended June 30, 2009, we used cash of $19.9 million primarily for payments on long-term debt, including $3.8 million for an excess cash payment in March 2009 under the requirements of the 2007 Senior Credit Facility. This payment was calculated based on 2008 financial results as defined by the 2007 Senior Credit Facility. In addition, we repaid the outstanding $5.4 million balance on the Revolving Credit Facility in May 2009 and made a $9.0 million optional repayment on the 2007 Senior Credit Facility in June 2009. We used cash from financing activities of $4.8 million for the six months ended June 30, 2008 primarily for required payments on long-term debt. A summary of this debt is as follows:
          $735.0 Million 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and the $60.0 million Revolving Credit Facility. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012. Interest on the 2007 Senior Credit Facility accrues at a variable rate and was 3.0% at June 30, 2009. As of June 30, 2009 and December 31, 2008, $8.2 million and $6.2 million of the Revolving Credit Facility were pledged to secure letters of credit, respectively.
          Senior Toggle Notes. We have outstanding $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”). Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Toggle Notes accrues at a variable rate and was 6.4% at June 30, 2009. To date, we have elected to make interest payments in cash.
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
Off Balance Sheet Arrangements
          As of June 30, 2009, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
          We had a balance of unused barter credits on account with a third-party barter agency which were generated by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the APB No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and would only have been realized if we purchased services or products through the bartering company. The barter credits expired as of March 31, 2009.
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
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was initially effective as of January 1, 2008, but in February 2008, the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. We adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 11) for financial assets and liabilities. We evaluated the impact of SFAS 157 on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing; the adoption had no impact on our consolidated financial statements for the six months ended June 30, 2009.
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
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, and other U.S. GAAP. We adopted FSP FAS 142-3 during the first quarter of fiscal 2009; the adoption did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS 107-1”). This FSP amends APB 28-Footnote 1, paragraph 30; FAS 107- paragraphs 7 and 10 to bring the interpretive guidance into alignment with the changes in U.S. GAAP the FASB made in SFAS 141R. We adopted FSP FAS 107-1 during the second quarter of 2009; the adoption did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The intent of SFAS No. 165 is to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB which is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place. We adopted SFAS 165 during the second quarter of 2009. We adopted SFAS 165 during the second quarter of 2009; the adoption did not have a significant impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

     In June 2009, the SEC issued SAB No. 112, (“SAB 112”). This Staff Accounting Bulletin revises or rescinds portions of the interpretive guidance included in the codification of SABs in order to make the interpretive guidance consistent with U.S. GAAP. The principal revisions include deletion of material no longer necessary or that has been superseded because of the issuance of SFAS 141R and SFAS 160. We adopted SAB 112 during the second quarter of 2009; the adoption did not have a significant impact on our consolidated financial statements.

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
          We are exposed to market risks from interest rate changes on our variable rate debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of our interest rate swaps and interest payments. As of June 30, 2009, we had fixed rate debt of $117.9 million and variable rate debt of $947.4 million. In conjunction with the Merger, we entered into interest rate swaps, effective April 2, 2007, which effectively convert a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million 2007 Senior Credit Facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan. During September 2008, we entered into two new forward agreements with start dates of the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). In September 2008, we also entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from a floating to a fixed interest rate. The $100.0 million notional amount has a three month LIBOR tranche conforming to the interest payment dates on the term loan. In June 2009 we entered into a new swap agreement with an effective date of September 15, 2009. The $150.0 million notional amount has a six month LIBOR tranche conforming to the interest payment dates on the Senior Toggle Notes.
          These agreements are summarized in the following table:

Derivative	Total Notional Amount	Term	Counterparty Pays	Company Pays
Interest Rate Swap	$150.0 million	April 2007-April 2010	LIBOR	4.90%
Interest Rate Swap	$150.0 million	April 2009-April 2011	LIBOR	3.07%
Forward Interest Rate Swap	$150.0 million	April 2010-April 2011	LIBOR	3.41%
Interest Rate Swap	$100.0 million	September 2008-September 2011	LIBOR	3.31%
Forward Interest Rate Swap	$150.0 million	September 2009-September 2012	LIBOR	2.69%
          Based on our variable rate debt balance as of June 30, 2009, a 1% change in interest rates would increase or decrease our annual interest cost by $4.0 million. At June 30, 2009 there were no other material changes in our market risks relating to interest and foreign exchange rates as of December 31, 2008.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective at the reasonable assurance level.
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
          California Wage and Break Claim (“Casarez Matter”). On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. Discovery closed on March 9, 2009, and GNC filed a partial Motion for Summary Judgment on that date. On April 28, 2009, the Court granted summary judgment to GNC on the private attorney general claim but denied summary judgment as to meal and rest break claims of the two individual plaintiffs. The trial on those claims was scheduled for July 2009. Prior to trial, the parties negotiated a tentative settlement and they are preparing a written settlement agreement at this time. The settlement agreement, which contemplates GNC’s payment of an immaterial amount, will be subject to Court approval.
          California Wage and Break Claim. On November 4, 2008, ninety individual members of the purported class in the Casarez Matter refiled their individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009 and assigned to the same judge hearing the related Casarez matter. Discovery in this case is ongoing and the Company is vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchisee bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Company’s Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiff’s individual claims were settled and dismissed. On March 18, 2009, the Company’s motion for summary judgment was granted as to the CBPC class claim. In April 2009 GNC filed a motion for court costs and attorneys’ fees and the court ordered the plaintiffs to pay approximately $0.4 million to GNC for its fees and costs.
          Creatine Claim. On October 29, 2008, plaintiff S.K., a minor, on behalf of himself and all others similarly situated, filed a complaint against the Company and General Nutrition Corporation in the U.S. District Court,

Southern District of New York. Plaintiff makes certain allegations regarding consumption of GNC products containing creatine and GNC’s alleged failure to warn consumers of those risks. Plaintiff asserts, among other things, claims for deceptive sales practices, fraud, breach of implied contract, strict liability and related tort claims, and seeks unspecified monetary damages. In July 2009, a settlement was reached, contemplating payment of an immaterial amount by GNC, and the parties are preparing a written settlement agreement at this time.
          Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a complaint against General Nutrition Corporation and General Nutrition Centers, Inc. in the Superior Court of the State of California for the County of Alameda. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action,brought under California Unfair Competition and False Advertising Law asserts, among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. On March 31, 2009, GNC filed a motion to dismiss. By order dated June 10, 2009, the court dismissed three of the seven counts asserted by plaintiffs. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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
          Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, General Nutrition Centers, Inc. in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff is currently serving a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. GNC tendered the claim to the insurance company of the franchisee whose GNC store sold and allegedly misrepresented the product. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.

          Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled fourteen Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in eight lawsuits in Alabama, California, Louisiana, and Texas (note that prior to May 1, 2009 GNC was a co-defendant in one Hydroxycut case, Ciavarra (see “Ciavarra Claim” entry above)). Iovate previously accepted GNC’s tender request for defense and indemnification under its purchasing agreement with us and as such, Iovate has accepted GNC’s request for defense and indemnification in the new Hydroxycut matters. Our ability to obtain full recovery in respect of any claims against us in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage and the creditworthiness of its insurer, and the absence of significant defenses by the insurer. To the extent we were not fully compensated by Iovate’s insurer, we could seek recovery directly from Iovate. Our ability to fully recover such amounts would be limited by the creditworthiness of Iovate.
GNC has been named in two different types of lawsuits: three individual personal injury claims and five putative class actions. The following personal injury matters are single plaintiff lawsuits filed by individuals claiming injuries from use and consumption of Hydroxycut-branded products.
•	Michael Owens and Donna Owens v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles;

•	Eva M. Stasiak v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles; and

•	Jaime Ruben Perez v. Gerald Brandt, individually and d/b/a/ Breakthru Products, et al., 229th Judicial District, Duval County, Texas.
Plaintiffs in the Owens and Stasiak cases dismissed those cases without prejudice in June 2009.
The following putative class actions generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty.
•	Andrew Dremak, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California;

•	Enjoli Pennier, et al. v. Iovate Health Sciences, et al., U.S. District Court, Eastern District of Louisiana;

•	Alejandro M. Jimenez, et al. v. Iovate Health Sciences, Inc., et al., U.S. District Court, Eastern District of California;

•	Amy Baker, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama; and

•	Kyle Davis and Sara Carreon, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama.
Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
          Bedell Claim. On May 1, 2009, plaintiff Eugene Bedell, Jr. filed a personal injury complaint against, among others, General Nutrition Centers, Inc. and GNC Corporation, in Circuit Court of Loudoun County, Virginia. Plaintiff alleges that his use and consumption of a non-GNC product called “Nitro T3” caused him to have a stroke. Plaintiff makes certain allegations regarding the risks of using and consuming Nitro T3 and GNC’s alleged failure to warn consumers of those risks. Plaintiff seeks unspecified monetary damages. Under our purchasing agreement with the vendor, WellNx, we tendered the matter to WellNx for defense and indemnification. WellNx has accepted our request for defense and indemnification. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Chen Claim. On April 30, 2009, plaintiff Yuging “Phillis” Chen filed a Third Amended Complaint against, among others, Nutra Manufacturing, Inc., in the Superior Court of California for the County of Los Angeles. Plaintiff alleges that her use and consumption of various products, including Mega Garlic Plus and Herbalifeline, manufactured by Nutra Manufacturing, caused personal injuries. Plaintiff asserts, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.

          California False Labeling and Consumer Fraud Claims. Beginning in May 2009, a series of false labeling and consumer fraud cases were filed in California in connection with label claims of non-GNC products sold in our stores. The following four such cases are pending:
•	Michael Gonzales and Zia Nawabi, et al. v. Maximum Human Performance, Inc., et al., U.S. District Court, Central District of California (“Musclemeds”);

•	Michael Campos and Michael Gonzales, et al. v. LG Sciences, LLC, et al., Superior Court of California for the County of Orange (“LG Sciences”);

•	Nicole Forlenza and Shaiden Monroe, et al. v. Dynakor Pharmacal, LLC, et al., U.S. District Court, Central District of California; and

•	Vance Monroe and Mac Gonzales, et al. v. Biotab Nutraceuticals, Inc., et al., U.S. District Court, Southern District of California.
We expect the number of these types of cases to grow. In each of the four cases listed above, our vendors of the products in issue have agreed to defend and indemnify us. Tentative settlements have been reached in the Musclemeds and LG Sciences cases; these agreements will be subject to court approval.
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
          As a retailer, distributor, and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Although our purchase agreements with our third party vendors typically require the vendor to indemnify us to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. To the extent we are unable to obtain full recovery in respect of any claims against us in connection with products manufactured by third parties, we could seek recovery directly from third parties.
          We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of August 1, 2009, we have been named as a defendant in nine pending cases involving the sale of Hydroxycut diet products, including five putative class action cases and four personal injury cases. See “Item 1, Legal Proceedings.” Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income.
Compliance with the Iovate Hydroxycut recall has reduced our sales and margin and may adversely affect our results of operations.
          In May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc., and were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We are providing refunds or gift cards to consumers who return these products to our stores. We experienced some short-term reduction in sales and margin due to this recall and may also incur additional unanticipated costs. Additionally, consumer perception of Iovate and other products that we sell could be adversely affected by this recall. If we are unable to replace lost revenues from the sales of these products with revenues from other products, or if the recall expands to further products within the Iovate product lines, there could be a material adverse effect on our revenues and operating income.
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
          Our manufacturing operations produced approximately 34% of the products we sold for both the three months ended June 30, 2009 and the year ended December 31, 2008. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the six months ended June 30, 2009, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
          As of June 30, 2009 and December 31, 2008, approximately 32% of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.3% of our revenues for each of the six months ended June 30, 2009 and 2008. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. In the twelve months ending June 30, 2009, a net 29 domestic franchise stores were closed. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

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
          As of June 30, 2009, Rite Aid operated 1,756 GNC “franchise store-within-a-store” locations and has committed to open additional “franchise store-within-a-store” locations. Revenue from sales to Rite Aid (including license fee revenue for new store openings) represented approximately 2.8% of total revenue for the six months ended June 30, 2009 and approximately 3.4% of total revenues for the year ended December 31, 2008. Any liquidity and operational issues that Rite Aid may experience could impair its ability to fulfill its obligations and commitments to us, which would adversely affect our operating results and financial condition.
Economic, political, and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
          As of June 30, 2009, we had 164 company-owned Canadian stores and 1,224 international franchised stores in 45 international markets. We derived 9.5% of our revenues for the six months ended June 30, 2009 and 10.1% of our revenues for the year ended December 31, 2008 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          As of June 30, 2009, our total consolidated long-term debt (including current portion) was approximately $1,065 million, and we had an additional $51.8 million available for borrowing on a collateralized basis under our Revolving Credit Facility after giving effect to the use of $8.2 million of the Revolving Credit Facility to secure letters of credit. In 2008, Lehman, whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, we submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. The borrowing proceeds were paid back in May 2009.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the Senior Toggle Notes and the 10.75%

Senior Subordinated Notes could decline and we may default under our obligations. As of June 30, 2009, substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
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

GENERAL NUTRITION CENTERS, INC. (Registrant)
August 13, 2009	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer (Principal Executive Officer)

August 13, 2009	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer (Principal Financial Officer)