Form 10-Q
period 2009-09-30
GENERAL NUTRITION CENTERS, INC.
filed 2009-11-05
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     As of November 5, 2009, 100 shares of common stock, par value $0.01 per share (the “Common Stock”) of General Nutrition Centers, Inc. were outstanding. All shares of our Common Stock are held by GNC Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2009	2008 *
	(unaudited)
Current assets:
Cash and cash equivalents	$64,559	$42,307
Receivables, net	96,805	89,413
Inventories, net (Note 3)	376,659	363,654
Deferred tax assets, net	3,566	11,455
Prepaids and other current assets	30,967	47,952

Total current assets	572,556	554,781

Long-term assets:
Goodwill (Note 4)	624,725	622,909
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	156,641	163,176
Property, plant and equipment, net	200,572	206,154
Deferred financing fees, net	19,463	22,470
Other long-term assets	4,044	2,518

Total long-term assets	1,725,445	1,737,227

Total assets	$2,298,001	$2,292,008

Current liabilities:
Accounts payable	$102,925	$123,577
Accrued payroll and related liabilities	23,773	22,582
Accrued interest (Note 5)	6,270	15,745
Current portion, long-term debt (Note 5)	1,462	13,509
Deferred revenue and other current liabilities	75,965	74,309

Total current liabilities	210,395	249,722

Long-term liabilities:
Long-term debt (Note 5)	1,063,605	1,071,237
Deferred tax liabilities, net	281,837	278,003
Other long-term liabilities	40,215	40,984

Total long-term liabilities	1,385,657	1,390,224

Total liabilities	1,596,052	1,639,946

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	594,139	592,355
Retained earnings	117,100	73,764
Accumulated other comprehensive loss	(9,290)	(14,057)

Total stockholder’s equity	701,949	652,062

Total liabilities and stockholder’s equity	$2,298,001	$2,292,008

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenue	$430,798	$414,194	$1,303,111	$1,264,989

Cost of sales, including costs of warehousing, distribution and occupancy	282,606	269,976	849,241	823,143

Gross profit	148,192	144,218	453,870	441,846

Compensation and related benefits	65,470	63,351	196,321	187,806
Advertising and promotion	11,043	13,565	40,177	45,352
Other selling, general and administrative	24,272	23,668	74,006	73,504
Foreign currency (gain) loss	6	76	(27)	139

Operating income	47,401	43,558	143,393	135,045

Interest expense, net (Note 5)	16,874	19,714	53,017	62,218

Income before income taxes	30,527	23,844	90,376	72,827

Income tax expense (Note 11)	11,002	7,528	33,440	26,163

Net income	19,525	16,316	56,936	46,664

Other comprehensive income	1,015	3,502	4,767	1,281

Comprehensive income	$20,540	$19,818	$61,703	$47,945

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Loss	Equity
Balance at December 31, 2008	100	$—	$592,355	$73,764	$(14,057)	$652,062

Return of capital to GNC Corporation	—	—	(278)	—	—	(278)
Non-cash stock-based compensation	—	—	2,062	—	—	2,062
Net income	—	—	—	56,936	—	56,936
Dividend payment	—	—	—	(13,600)	—	(13,600)
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $753	—	—	—	—	1,316	1,316
Foreign currency translation adjustments	—	—	—	—	3,451	3,451

Balance at September 30, 2009 (unaudited)	100	$—	$594,139	$117,100	$(9,290)	$701,949

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,936	$46,664

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	27,327	23,029
Amortization of intangible assets	7,308	8,330
Amortization of deferred financing fees	3,053	2,909
Amortization of original issue discount	277	250
Increase in provision for inventory losses	8,278	10,345
Non-cash stock-based compensation	2,062	2,182
(Decrease) increase in provision for losses on accounts receivable	(2,173)	638
Decrease in net deferred taxes	10,970	(651)
Changes in assets and liabilities:
(Increase) decrease in receivables	(6,762)	(3,374)
Increase in inventory, net	(19,298)	(43,753)
(Increase) decrease in franchise note receivables, net	(31)	754
Decrease in prepaid income taxes	8,928	17,310
Decrease in other assets	7,486	1,876
(Decrease) increase in accounts payable	(21,025)	20,194
Decrease in interest payable	(9,475)	(11,036)
Increase (decrease) in accrued liabilities	3,987	(11,911)

Net cash provided by operating activities	77,848	63,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,448)	(34,997)
Acquisition of the Company	—	(10,842)
Franchise store conversions	231	163
Store acquisition costs	(1,791)	(258)

Net cash used in investing activities	(22,008)	(45,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of capital to Parent company	(278)	(832)
Dividend payment	(13,600)	—
Debt financing fees	(45)	—
Payments on long-term debt	(19,973)	(5,956)

Net cash used in financing activities	(33,896)	(6,788)

Effect of exchange rate on cash	308	14

Net increase in cash	22,252	11,048
Beginning balance, cash	42,307	28,854

Ending balance, cash	$64,559	$39,902

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
          Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of Parent. (the “Merger”). Immediately following the Merger, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC. The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. (“Ares”) and Ontario Teachers’ Pension Plan Board (“OTPP”), (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. In September 2008, pursuant to the Merger agreement, $10.8 million of additional consideration was paid as a result of the Company filing its March 16, 2007 to December 31, 2007 consolidated federal tax return. Also, in October 2009, the Company paid $11.2 million of additional consideration as a result of filing the 2008 consolidated federal tax return. The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses created as a result of the Merger.

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
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.1 million at September 30, 2009 and $2.2 million at December 31, 2008.
          Book overdrafts of $3.1 million and $4.2 million as of September 30, 2009 and December 31, 2008, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of September 30, 2009 and December 31, 2008, or any balance on any given date.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          For the year ended December 31, 2008, the Company revised the presentation of changes in book overdrafts from a financing activity to an operating activity in its consolidated statement of cash flows with a conforming change to the prior period presentation. The effect of this revision had no impact on the net increase in cash; however, it changed the cash provided by operating activities for the nine months ended September 30, 2008, from $65.4 million, as previously disclosed in the prior year Form 10-Q, to $63.8 million, with a corresponding change in the cash flows used in financing activities for the nine months ended September 30, 2008 from $8.4 million to $6.8 million.
          Financial Instruments and Derivatives. On January 1, 2009, the Company adopted accounting standards on disclosure of derivative instruments and hedging activities. This standard expands the current disclosure requirements. This standard provides for an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under previous standards and their related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows.
          As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, are entered into from time to time to hedge our exposure to interest rate changes on a portion of the Company’s floating rate debt. These interest rate swap agreements convert a portion of the Company’s floating rate debt to fixed rate debt. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium. The Company records the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, if any, are recorded in interest expense in the current period.
          Derivatives designated as hedging instruments have been recorded in the consolidated balance sheet at fair value as follows:

		Fair Value
	Balance Sheet Location	September 30, 2009	December 31, 2008
		(unaudited)
		(in thousands)
Interest Rate Products	Other long-term liabilities	$(16,833)	$(18,902)

          The Company has interest rate swap agreements outstanding that effectively converted notional amounts of an aggregate $550.0 million of debt from floating to fixed interest rates. The five outstanding agreements mature between April 2010 and September 2012. During the second quarter of 2009, the Company entered into a derivative contract that consisted of an interest rate swap with a bought floor that effectively converted a notional amount of $150.0 million of the senior toggle notes from a floating to a fixed rate, effective September 2009. The floor is intended to replicate the optionality present in the original debt agreement, providing an equivalent offset in the interest payments. The Company did not enter into any new swap agreements during the third quarter of 2009.
          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending September 30, 2010, the Company estimates that an additional $14.0 million will be reclassified as an increase to interest expense.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the three months ended September 30, 2009, are as follows:

	Amount of Gain or	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in Cash	(Loss) Recognized in	Reclassified from	Reclassified from
Flow Hedging	OCI on Derivative	Accumulated OCI into	Accumulated OCI into
Relationships	(Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
(in thousands)
Interest Rate Products	$1,543	Interest income/ (expense)	$(3,381)

     Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the nine months ended September 30, 2009, are as follows:

	Amount of Gain or	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in Cash	(Loss) Recognized in	Reclassified from	Reclassified from
Flow Hedging	OCI on Derivative	Accumulated OCI into	Accumulated OCI into
Relationships	(Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
(in thousands)
Interest Rate Products	$6,307	Interest income/ (expense)	$(8,376)

          During the three and nine months ended September 30, 2009, there was no amount recorded as ineffective from accumulated other comprehensive income.
          Under the Company’s agreements with its derivative counterparty, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
          As of September 30, 2009, the fair value of derivatives in a net liability position related to these agreements was $20.4 million, including accrued interest of $2.7 million but excluding adjustments for nonperformance risk. As of September 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2009, it could have been required to settle its obligations under the agreements at their full termination value.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued a standard on fair value measurements and disclosures. This standard defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The original standard was initially effective as of January 1, 2008, but in February 2008 the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. The standard was effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The Company adopted this standard in the first quarter of fiscal 2008 (See Note 12) for financial assets and liabilities. The Company evaluated the impact of the standard on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing; the adoption had no impact on its consolidated financial statements for the nine months ended September 30, 2009.
     In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. The standard significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this standard, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact the acquirer’s income tax expense. The standard provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The original standard became effective for fiscal years beginning after December 15, 2008 with early application prohibited and amends the standard on income taxes such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. The Company adopted this standard during the first quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued a standard on consolidation. The issuance of this standard changes the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The standard was effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted this standard during the first quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued a standard on derivatives and hedging. The standard requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The standard was effective for interim and annual periods beginning on or after November 15, 2008. The Company adopted this standard during the first quarter of 2009; the adoption had no impact on its consolidated financial statements.
     In April 2008, the FASB issued a standard on goodwill and intangibles which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this standard during the first quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued a standard on the disclosure of financial instruments This standard brings the interpretive guidance into alignment with the changes in U.S. GAAP. The Company adopted this standard during the second quarter of fiscal 2009; the adoption did not have a material impact on its consolidated financial statements.
     In May 2009, the FASB issued a standard on subsequent events which establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The intent of this standard is to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB which is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place. The Company adopted this standard during the second quarter of 2009; the adoption did not have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued an update to the standard on consolidations. The standard is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued a standard on Generally Accepted Accounting Principles. This standard establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In June 2009, the SEC issued a Staff Accounting Bulletin that revises or rescinds portions of the interpretive guidance included in the codification of SABs in order to make the interpretive guidance consistent with U.S. GAAP. The principal revisions include deletion of material no longer necessary or that has been superseded because of the issuance of new standards. The Company adopted this Staff Accounting Bulletin during the second quarter of 2009; the adoption did not have a material impact on its consolidated financial statements.
     In August 2009, the FASB issued an update to the standard on fair value measurements and disclosures. This update provides guidance on the manner in which the fair value of liabilities should be determined. This update is effective for annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
     In September 2009, the FASB issued an update to the standard on income taxes. This update adds to the definition of a tax position of an entity’s status, including its status as a pass-through entity, eliminates certain disclosure requirements for non-public entities, and provides application for pass-through entities. The adoption of this standard did not have a material impact on the Company’s financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	September 30, 2009
			Net Carrying
	Gross cost	Reserves	Value
	(unaudited)
	(in thousands)
Finished product ready for sale	$318,131	$(8,471)	$309,660
Work-in-process, bulk product and raw materials	62,877	(1,320)	61,557
Packaging supplies	5,442	—	5,442

	$386,450	$(9,791)	$376,659

	December 31, 2008
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$311,218	$(9,275)	$301,943
Work-in-process, bulk product and raw materials	57,995	(1,111)	56,884
Packaging supplies	4,827	—	4,827

	$374,040	$(10,386)	$363,654

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET
          Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with the standard on intangibles and goodwill, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line or declining balance basis over periods not exceeding 35 years.
          For the nine months ended September 30, 2009, the Company acquired 43 franchise stores. These acquisitions were accounted for utilizing the purchase method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $7.4 million, of which $1.8 million was paid in cash.
          The following table summarizes the Company’s goodwill activity from December 31, 2008 to September 30, 2009.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2008	$302,765	$117,303	$202,841	$622,909
Acquired franchise stores	1,816	—	—	1,816

Balance at September 30, 2009 (unaudited)	$304,581	$117,303	$202,841	$624,725

          The following table summarizes the Company’s intangible asset activity from December 31, 2008 to September 30, 2009.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2008	$2,456	$500,000	$220,000	$160,019	$701	$883,176
Acquired franchise stores	—	—	—	—	773	773
Amortization expense	(1,631)	—	—	(5,198)	(479)	(7,308)

Balance at September 30, 2009 (unaudited)	$825	$500,000	$220,000	$154,821	$995	$876,641

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	September 30, 2009			December 31, 2008
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)	(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(3,179)	321	3,500	(2,545)	955
Gold card — franchise	3	5,500	(4,996)	504	5,500	(3,999)	1,501
Retail agreements	25-35	31,000	(2,827)	28,173	31,000	(2,038)	28,962
Franchise agreements	25	70,000	(7,117)	62,883	70,000	(5,016)	64,984
Manufacturing agreements	25	70,000	(7,117)	62,883	70,000	(5,017)	64,983
Other intangibles	5	1,150	(268)	882	1,150	(60)	1,090
Franchise rights	1-5	2,881	(1,886)	995	2,108	(1,407)	701

		$904,031	$(27,390)	$876,641	$903,258	$(20,082)	$883,176

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at September 30, 2009:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2009	$2,489
2010	7,572
2011	7,038
2012	6,955
2013	6,908
Thereafter	125,679

Total	$156,641

NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
          Long-term debt at each respective period consisted of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$649,619	$668,563
Senior Toggle Notes	297,862	297,585
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	7,536	8,557
Capital leases	50	41
Less: current maturities	(1,462)	(13,509)

Total	$1,063,605	$1,071,237

          The Company’s net interest expense for each respective period is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(unaudited)
	(in thousands)
2007 Senior Credit Facility
Term Loan	$7,823	$10,251	$24,971	$32,193
Revolver	113	104	378	321
Senior Toggle Notes	4,716	5,451	15,050	17,983
10.75% Senior Subordinated Notes	2,956	2,956	8,868	8,868
OID amortization	95	85	277	250
Deferred financing fees	1,026	986	3,053	2,909
Mortgage	135	158	423	482
Interest income-other	10	(277)	(3)	(788)

Interest expense, net	$16,874	$19,714	$53,017	$62,218

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Accrued interest at each respective period consisted of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$4,883	$5,564
Senior Toggle Notes	861	6,700
10.75% Senior Subordinated Notes	526	3,481

Total	$6,270	$15,745

          Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates. At September 30, 2009 and December 31, 2008 the interest rate for the 2007 Senior Credit Facility was 2.7% and 4.9%, respectively. At September 30, 2009 and December 31, 2008 the interest rate for the Senior Toggle Notes was 5.8% and 7.6%, respectively.
NOTE 6. FINANCIAL INSTRUMENTS
          At September 30, 2009 and December 31, 2008, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Based on current interest rates and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
	(in thousands)
Cash and cash equivalents	$64,559	$64,559	$42,307	$42,307
Receivables	96,805	96,805	89,413	89,413
Franchise notes receivable	2,995	2,995	1,828	1,828
Accounts payable	102,925	102,925	123,577	123,577
Long term debt	1,065,067	1,005,646	1,084,746	702,392

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
          The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with the standard on contingencies. If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. On August 25, 2008, plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit. Appellate briefs were submitted by all parties in January 2009, an oral argument was heard on October 14, 2009 and the Company is awaiting a decision by the Court.
          In the Guzman case in California, plaintiffs’ Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008. Appellants’ opening brief was filed in June 2009, the Company filed its appellate brief on September 24, 2009, and appellants’ filed their brief on October 24, 2009. Oral arguments have not been scheduled.
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
          California Wage and Break Claim (“Casarez Matter”). On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. Discovery closed on March 9, 2009, and GNC filed a partial Motion for Summary Judgment on that date. On April 28, 2009, the Court granted summary judgment to GNC on the private attorney general claim but denied summary judgment as to meal and rest break claims of the two individual plaintiffs. The trial on those claims was scheduled for July 2009; however, the parties instead negotiated a written settlement agreement. The settlement agreement, which required the Company’s payment of an immaterial amount, was approved by the court on August 14, 2009, and all required settlement payments were disbursed in September 2009.
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
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchisee bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Company’s Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiff’s individual claims were settled and dismissed. On March 18, 2009, the Company’s motion for summary judgment was granted as to the CBPC class claim. In April 2009 GNC filed a motion for court costs and attorneys’ fees and the court ordered the plaintiffs to pay approximately $0.4 million to GNC for its fees and costs. Plaintiff’s full judgment has been satisfied.
          Creatine Claim. On October 29, 2008, plaintiff S.K., a minor, on behalf of himself and all others similarly situated, filed a complaint against the Company and General Nutrition Corporation in the U.S. District Court, Southern District of New York. Plaintiff makes certain allegations regarding consumption of GNC products containing creatine and GNC’s alleged failure to warn consumers of those risks. Plaintiff asserts, among other things, claims for deceptive sales practices, fraud, breach of implied contract, strict liability and related tort claims, and seeks unspecified monetary damages. In July 2009, a settlement was reached, contemplating payment of an immaterial amount by GNC and placement of a label warning on GNC creatine products. The court signed the stipulation of dismissal on August 5, 2009.
          Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a complaint against General Nutrition Corporation and General Nutrition Centers, Inc. in the Superior Court of the State of California for the County of Alameda. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action brought under California Unfair Competition and False Advertising Law asserts, among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. On March 31, 2009, GNC filed a motion to dismiss. By order dated June 10, 2009, the court dismissed three of the seven counts asserted by plaintiffs. In September 2009, a settlement was reached, contemplating payment of an immaterial amount of attorneys’ fees to putative class counsel by GNC, and distribution of GNC discount coupons to certain putative class members.
          DiMauro Claim. On December 18, 2008, plaintiffs Laura and Charles DiMauro filed a personal injury complaint against General Nutrition Corporation in Circuit Court for Miami-Dade County Florida. Plaintiffs allege that Laura DiMauro’s use and consumption of a non-GNC product called “Up Your Gas” resulted in liver failure that required a liver transplant in August 2007. Plaintiffs assert, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. GNC has moved to dismiss this case on the grounds of forum non conveniens. Oral argument on the Motion is scheduled for December 2, 2009. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, General Nutrition Centers, Inc. in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. GNC tendered the claim to the insurance company of the franchisee whose GNC store sold and allegedly misrepresented the product. On or about October 9, 2009, GNC answered plaintiff’s first amended complaint and cross-claimed against co-defendants Proviant Technologies and Ergopharm. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled fourteen Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in thirteen (13) lawsuits in Alabama, California, Louisiana, and Texas (note that prior to May 1, 2009, GNC was a co-defendant in one (1) Hydroxycut case, Ciavarra (see “Ciavarra Claim” entry above)). Iovate previously accepted GNC’s tender request for defense and indemnification under its purchasing agreement with GNC and as such, Iovate has accepted GNC’s request for defense and indemnification in the new Hydroxycut matters. GNC’s ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage and the creditworthiness of its insurer, and the absence of significant defenses by the insurer. To the extent GNC was not fully compensated by Iovate’s insurer, it could seek recovery directly from Iovate. GNC’s ability to fully recover such amounts would be limited by the creditworthiness of Iovate.
GNC has been named in two different types of lawsuits: eight (8) individual personal injury claims (including Ciavarra discussed above) and six (6) putative class actions (the sixth class action was filed on October 20, 2009 and as of the date of this filing GNC has not been formally served with the complaint). The following personal injury matters are single plaintiff lawsuits filed by individuals claiming injuries from use and consumption of Hydroxycut-branded products.
•	Michael Owens and Donna Owens v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles;

•	Eva M. Stasiak v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles;

•	Jaime Ruben Perez v. Gerald Brandt, individually and d/b/a/ Breakthru Products, et al., 229th Judicial District, Duval County, Texas;

•	Juan A. Noyola, II v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Southern District of New York;

•	Christopher and Dana Hamilton v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Ohio;

•	Hector Manuel Abarca and Diana Curiel v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of California; and

•	Jessica Rogoff v. General Nutrition Centers, Inc., et al., Superior Court of the State of California, County of Los Angeles.
Plaintiffs in the Owens and Stasiak cases dismissed those cases without prejudice in June 2009.
The following six (6) putative class actions generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty.
•	Andrew Dremak, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California;

•	Enjoli Pennier, et al. v. Iovate Health Sciences, et al., U.S. District Court, Eastern District of Louisiana;

•	Alejandro M. Jimenez, et al. v. Iovate Health Sciences, Inc., et al., U.S. District Court, Eastern District of California;

•	Amy Baker, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama;

•	Kyle Davis and Sara Carreon, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama; and,

•	Lenny Charles Gunn, Tonya Rhoden, and Nicholas Atelevich, et al., v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California.
By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of sixteen (16) pending actions (including the first five of six above- listed GNC class actions) in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation. MDL No. 2087). Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Bedell Claim. On May 1, 2009, plaintiff Eugene Bedell, Jr. filed a personal injury complaint against, among others, General Nutrition Centers, Inc. and GNC Corporation, in Circuit Court of Loudoun County, Virginia. Plaintiff alleges that his use and consumption of a non-GNC product called “Nitro T3” caused him to have a stroke. Plaintiff makes certain allegations regarding the risks of using and consuming Nitro T3 and GNC’s alleged failure to warn consumers of those risks. Plaintiff seeks unspecified monetary damages. Under its purchasing agreement with the vendor, WellNx, GNC tendered the matter to WellNx for defense and indemnification WellNx has accepted GNC’s request for defense and indemnification. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Chen Claim. On April 30, 2009, plaintiff Yuging “Phillis” Chen filed a Third Amended Complaint against, among others, Nutra Manufacturing, Inc., in the Superior Court of California for the County of Los Angeles. Plaintiff alleges that her use and consumption of various products, including Mega Garlic Plus and Herbalifeline, manufactured by Nutra Manufacturing, caused personal injuries. Plaintiff asserts, among other things, claims for strict liability, negligence, and fraud and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          California False Labeling and Consumer Fraud Claims. Beginning in May 2009, a series of false labeling and consumer fraud cases (listed below) were filed in California in connection with label claims of non-GNC products sold in the Company’s stores.
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
A tentative settlement has been reached in the Musclemeds case, subject to court approval. The LG Sciences matter was settled and dismissed in August 2009.
While only four (4) lawsuits of this type have been filed to date, GNC expects the number of these types of cases to grow as the Company has received four (4) additional demand notices of similar claims. In all instances, the GNC vendors of the products at issue have agreed to defend and indemnify GNC. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
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
     Environmental Compliance
          In March 2008, the South Carolina Department of Health and Environmental Control (“DHEC”) requested that the Company investigate the Company’s South Carolina facility for a possible source or sources of contamination detected on an adjoining property. The Company has commenced the investigation at the facility as requested by DHEC. After several phases of the investigation the possible source or sources of contamination have not been sufficiently identified. The Company is continuing such investigation. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company’s potential liability.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          In addition to the foregoing, the Company is subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of its non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in its processes could also cause the Company to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at the Company’s facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of its properties or properties at which its waste has been disposed. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.
Contingencies
          Due to the nature of the Company’s business operations having a presence in multiple taxing jurisdictions, the Company periodically receives inquiries and/or audits from various state and local taxing authorities. Any probable and reasonably estimable liabilities that may arise from these inquiries have been accrued and reflected in the accompanying financial statements.
NOTE 8. STOCK-BASED COMPENSATION PLANS
Stock Options
     In 2007, the Board of Directors of the Company and the Parent (the “Board”) and Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The 2007 Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The 2007 Plan is available to certain eligible employees, directors, consultants or advisors as determined by the compensation committee of the Board. The total number of shares of Parent’s Class A Common Stock reserved and available for the 2007 Plan was 10.4 million shares at September 30, 2009. Stock options under the 2007 Plan are granted with exercise prices at or above fair market value, typically vest over a four- or five-year period and expire ten years from the date of grant. The Parent Compensation Committee has used a valuation methodology in which the fair market value of the common stock is based on our business enterprise value and, in situations deemed appropriate by the Parent Compensation Committee, may be discounted to reflect the lack of marketability associated with the common stock. As of September 30, 2009, the Company had 8.7 million outstanding stock options under the 2007 Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the 2007 Plan.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table outlines the Parent’s stock option activity:

		Weighted
		Average
	Total Options	Exercise Price
Outstanding at December 31, 2008	8,883,692	$7.10
Granted	260,000	9.75
Forfeited	(338,715)	6.25
Expired	(88,187)	6.25

Outstanding at September 30, 2009	8,716,790	$7.08

Exercisable at September 30, 2009	5,677,080	$7.36

          The Company utilizes the Black-Scholes model to calculate the fair value of options under the standard on compensation. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of September 30, 2009, the net unrecognized compensation cost related to options outstanding, after taking into consideration estimated forfeitures, was $8.0 million and is expected to be recognized over a weighted average period of approximately 2.5 years. As of September 30, 2009, the weighted average remaining contractual life of outstanding options and exercisable options was 7.8 years and 7.6 years, respectively.
          The standard on compensation requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. Stock-based compensation expense for each of the nine months ended September 30, 2009 and 2008 was $2.1 million and $2.2 million, respectively.
          The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company had minimal exercises of stock options through the period ended September 30, 2009, the expected option term has been estimated by considering both the vesting period, which is typically five years, and the contractual term of ten years. As Parent’s underlying stock is not publicly traded on an open market, the Company utilized its current peer group average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the period ended September 30, 2009 are as follows:

September 30,
2009
(unaudited)
Dividend yield	0.00%
Expected option life	7.5 years
Volatility factor percentage of market price	42.7%-44.6%
Discount rate	2.62-3.28%
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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(unaudited)
		(in thousands)
Revenue:
Retail	$311,933	$298,823	$962,587	$934,624
Franchise	67,355	67,501	201,063	197,512
Manufacturing/Wholesale:
Intersegment (1)	51,452	43,798	149,470	134,120
Third Party	51,510	47,870	139,461	132,853

Sub total Manufacturing/Wholesale	102,962	91,668	288,931	266,973
Sub total segment revenues	482,250	457,992	1,452,581	1,399,109
Intersegment elimination (1)	(51,452)	(43,798)	(149,470)	(134,120)

Total revenue	$430,798	$414,194	$1,303,111	$1,264,989

Operating income:
Retail	$37,251	$32,618	$123,277	$111,668
Franchise	22,486	22,634	61,243	61,117
Manufacturing/Wholesale	18,854	18,926	54,072	51,989
Unallocated corporate and other costs:
Warehousing and distribution costs	(13,441)	(13,539)	(40,458)	(41,145)
Corporate costs	(17,749)	(17,081)	(54,741)	(48,584)

Sub total unallocated corporate and other costs	(31,190)	(30,620)	(95,199)	(89,729)

Total operating income	$47,401	$43,558	$143,393	$135,045

(1)	Intersegment revenues are eliminated from consolidated revenue.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. SUPPLEMENTAL GUARANTOR INFORMATION
          As of September 30, 2009 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by the Company’s direct parent, GNC Corporation, and the Company’s existing and future direct and indirect material domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the Company’s direct and indirect foreign subsidiaries. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting.
          Presented below are condensed consolidating financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of September 30, 2009, and December 31, 2008, and the three and nine months ended September 30, 2009 and 2008. Intercompany balances and transactions have been eliminated.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
September 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Current assets
Cash and cash equivalents	$64,797	$(2,164)	$1,926	$—	$64,559
Receivables, net	477	95,424	904	—	96,805
Intercompany receivables	130,206	—	—	(130,206)	—
Inventories, net	—	347,774	28,885	—	376,659
Prepaids and other current assets	13,109	13,727	7,697	—	34,533

Total current assets	208,589	454,761	39,412	(130,206)	572,556

Goodwill	—	624,257	468	—	624,725
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	8,062	164,827	27,683	—	200,572
Investment in subsidiaries	1,568,836	(7,371)	—	(1,561,465)	—
Other assets	29,934	158,995	—	(8,781)	180,148

Total assets	$1,815,421	$2,115,469	$67,563	$(1,700,452)	$2,298,001

Current liabilities
Current liabilities	$37,251	$161,102	$12,042	$—	$210,395
Intercompany payables	—	108,030	22,176	(130,206)	—

Total current liabilities	37,251	269,132	34,218	(130,206)	210,395

Long-term debt	1,057,481	35	14,870	(8,781)	1,063,605
Deferred tax liabilities	(6,978)	288,847	(32)	—	281,837
Other long-term liabilities	25,718	14,024	473	—	40,215

Total liabilities	1,113,472	572,038	49,529	(138,987)	1,596,052
Total stockholder’s equity (deficit)	701,949	1,543,431	18,034	(1,561,465)	701,949

Total liabilities and stockholder’s equity (deficit)	$1,815,421	$2,115,469	$67,563	$(1,700,452)	$2,298,001

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$40,077	$2,230	$—	$42,307
Receivables, net	369	88,972	72	—	89,413
Intercompany receivables	—	87,554	—	(87,554)	—
Inventories, net	—	342,085	21,569	—	363,654
Prepaids and other current assets	(82)	55,520	3,969	—	59,407

Total current assets	287	614,208	27,840	(87,554)	554,781

Goodwill	—	622,441	468	—	622,909
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	180,494	25,660	—	206,154
Investment in subsidiaries	1,797,306	10,482	—	(1,807,788)	—
Other assets	22,470	174,475	—	(8,781)	188,164

Total assets	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

Current liabilities
Current liabilities	$20,644	$220,120	$8,958	$—	$249,722
Intercompany payables	69,244	—	18,310	(87,554)	—

Total current liabilities	89,888	220,120	27,268	(87,554)	249,722

Long-term debt	1,064,024	30	15,964	(8,781)	1,071,237
Deferred tax liabilities	(4,813)	282,816	—	—	278,003
Other long-term liabilities	18,902	21,828	254	—	40,984

Total liabilities	1,168,001	524,794	43,486	(96,335)	1,639,946
Total stockholder’s equity (deficit)	652,062	1,797,306	10,482	(1,807,788)	652,062

Total liabilities and stockholder’s equity (deficit)	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$409,634	$26,343	$(5,179)	$430,798

Cost of sales, including costs of warehousing, distribution and occupancy	—	268,609	19,176	(5,179)	282,606

Gross profit	—	141,025	7,167	—	148,192

Compensation and related benefits	9,897	51,442	4,131	—	65,470
Advertising and promotion	—	10,925	118	—	11,043
Other selling, general and administrative	8,382	15,885	5	—	24,272
Subsidiary (income) expense	(20,789)	236	—	20,553	—
Other (income) expense	(17,407)	16,452	961	—	6

Operating income (loss)	19,917	46,085	1,952	(20,553)	47,401

Interest expense, net	982	15,595	297	—	16,874

Income (loss) before income taxes	18,935	30,490	1,655	(20,553)	30,527

Income tax (benefit) expense	(590)	11,084	508	—	11,002

Net income (loss)	$19,525	$19,406	$1,147	$(20,553)	$19,525

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$1,238,791	$75,784	$(11,464)	$1,303,111

Cost of sales, including costs of warehousing, distribution and occupancy	—	807,078	53,627	(11,464)	849,241

Gross profit	—	431,713	22,157	—	453,870

Compensation and related benefits	30,639	153,818	11,864	—	196,321
Advertising and promotion	—	39,571	606	—	40,177
Other selling, general and administrative	25,516	48,345	145	—	74,006
Subsidiary (income) expense	(60,434)	681	—	59,753	—
Other (income) expense	(53,546)	50,702	2,817	—	(27)

Operating income (loss)	57,825	138,596	6,725	(59,753)	143,393

Interest expense, net	2,746	49,384	887	—	53,017

Income (loss) before income taxes	55,079	89,212	5,838	(59,753)	90,376

Income tax (benefit) expense	(1,857)	33,560	1,737	—	33,440

Net income (loss)	$56,936	$55,652	$4,101	$(59,753)	$56,936

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$391,058	$25,766	$(2,630)	$414,194

Cost of sales, including costs of warehousing, distribution and occupancy	—	254,369	18,237	(2,630)	269,976

Gross profit	—	136,689	7,529	—	144,218

Compensation and related benefits	—	59,297	4,054	—	63,351
Advertising and promotion	—	13,356	209	—	13,565
Other selling, general and administrative	695	22,152	821	—	23,668
Subsidiary income	(17,411)	(2,983)	—	20,394	—
Other (income) expense	—	82	(6)	—	76

Operating income .	16,716	44,785	2,451	(20,394)	43,558

Interest expense, net	1,070	18,351	293	—	19,714

Income before income taxes .	15,646	26,434	2,158	(20,394)	23,844

Income tax (benefit) expense	(670)	9,023	(825)	—	7,528

Net income	$16,316	$17,411	$2,983	$(20,394)	$16,316

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$1,194,061	$79,290	$(8,362)	$1,264,989

Cost of sales, including costs of warehousing, distribution and occupancy	—	774,317	57,188	(8,362)	823,143

Gross profit	—	419,744	22,102	—	441,846

Compensation and related benefits	—	175,963	11,843	—	187,806
Advertising and promotion	—	44,842	510	—	45,352
Other selling, general and administrative	1,709	69,243	2,552	—	73,504
Subsidiary (income) expense	(49,694)	(5,258)	—	54,952	—
Other (income) expense	—	44	95	—	139

Operating income (loss)	47,985	134,910	7,102	(54,952)	135,045

Interest expense, net	3,156	58,177	885	—	62,218

Income (loss) before income taxes	44,829	76,733	6,217	(54,952)	72,827

Income tax (benefit) expense	(1,835)	27,039	959	—	26,163

Net income (loss)	$46,664	$49,694	$5,258	$(54,952)	$46,664

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2009	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$74,730	$3,118	$77,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,821)	(15,920)	(2,707)	(20,448)
Investment/distribution	99,486	(99,486)	—	—
Other investing	—	(1,560)	—	(1,560)

Net cash provided by (used in) investing activities	97,665	(116,966)	(2,707)	(22,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(278)	—	—	(278)
Dividend payment	(13,600)	—	—	(13,600)
Financing fees	(45)	—	—	(45)
Other financing	(18,945)	(5)	(1,023)	(19,973)

Net cash used in financing activities	(32,868)	(5)	(1,023)	(33,896)

Effect of exchange rate on cash	—	—	308	308

Net increase (decrease) in cash	64,797	(42,241)	(304)	22,252

Beginning balance, cash	—	40,077	2,230	42,307

Ending balance, cash	$64,797	$(2,164)	$1,926	$64,559

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2008	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$59,293	$4,463	$63,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(32,061)	(2,936)	(34,997)
Investment/distribution	16,742	(16,742)	—	—
Acquisition of the Company	(10,842)	—	—	(10,842)
Other investing	—	(95)	—	(95)

Net cash provided by (used in) investing activities	5,900	(48,898)	(2,936)	(45,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(832)	—	—	(832)
Other financing	(5,068)	—	(888)	(5,956)

Net cash provided by (used in) financing activities	(5,900)	—	(888)	(6,788)

Effect of exchange rate on cash	—	—	14	14

Net increase (decrease) in cash	—	10,395	653	11,048

Beginning balance, cash	—	26,090	2,764	28,854

Ending balance, cash	$—	$36,485	$3,417	$39,902

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11. INCOME TAXES
          The Company recognized $33.5 million of income tax expense (or 37.0% of pre-tax income) during the nine months ended September 30, 2009 compared to $26.1 million (or 36.0% of pre-tax income) for the same period of 2008. For the nine months ended September 30, 2009, a net $0.5 million discrete tax benefit was recorded while a $1.3 million discrete tax benefit was recorded for the nine months ended September 30, 2008.
          The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it and its subsidiaries operate. The Company has been audited by the Internal Revenue Service (the “IRS”) through its December 4, 2003 tax year. The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS issued an examination report in the second quarter of 2009, which was sent for review by the Joint Committee of Taxation. During the third quarter of 2009, the Company received notification from the IRS that the Joint Committee of Taxation had completed its review and had taken no exceptions to the conclusions reached by the IRS. As such the Company recorded a discrete tax benefit of $0.9 million for the reduction of its liability of unrecognized tax benefits. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of September 30, 2009, the Company believes that it has appropriately reserved for any potential federal, state and local income tax exposures.
          The Company recorded additional unrecognized tax benefits of approximately $0.7 million during the nine months ended September 30, 2009, exclusive of amounts settled. The additional unrecognized tax benefits recorded during the nine months ended September 30, 2009 are principally related to the continuation of previously taken tax positions. As of September 30, 2009 and December 31, 2008, the Company had $4.9 million and $5.5 million, respectively, of unrecognized tax benefits. As of September 30, 2009, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009 and December 31, 2008, the Company had accrued approximately $1.1 million and $1.2 million, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.
NOTE 12. FAIR VALUE MEASUREMENT
          As described in Note 2, the Company adopted the standard on fair value measurements and disclosures under the new Codification, as of January 1, 2008. This standard defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term liabilities	$2,161	$16,833	$—
          The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)
Other long-term liabilities	$1,496	$18,902	$—
          The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of the standard on fair value measurements and disclosures:
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
          In addition to the above table, the Company’s financial instruments also consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company did not elect to value its long-term debt with the fair value option in accordance with the standard on financial instruments. The Company believes that the recorded values of all of its other financial instruments approximate their fair values because of their nature and respective durations.
NOTE 13. RELATED PARTY TRANSACTIONS
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a management services agreement with Parent. Under the agreement, Parent provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company provides customary indemnifications to Parent and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Parent for services rendered in connection with the Merger. For each of the nine months ended September 30, 2009 and 2008, $1.1 million was paid pursuant to this agreement.
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, under which various fund portfolios related to one of our sponsors, Ares, are lenders. As of September 30, 2009, certain affiliates of Ares held approximately $62.5 million of term loans under the Company’s 2007 Senior Credit Facility.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          Lease Agreements. General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 20 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada (the “Lease Agreements”). Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of Parent. For the nine months ended September 30, 2009 and 2008, the Company paid $1.8 million and $2.0 million, respectively under the Lease Agreements. Each lease was negotiated in the ordinary course of business on an arm’s length basis.
NOTE 14. SUBSEQUENT EVENTS
          Management has considered all other subsequent events through November 5, 2009, the date that the financial statements were filed with the SEC.

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
Business Overview
          We are a leading global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and online through www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 6,700 locations operating under the GNC brand name.
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
Executive Overview
          Our recent results of operations continue the favorable trend seen in recent periods. In the retail segment, our domestic retail comparable sales, including e-commerce, increased 4.3% for the third quarter of 2009 as compared to the same period in 2008. Included in this increase is a 40.8% increase in our e-commerce business.
          Our domestic franchise business is in line with our corporate operating standards, and key performance indicators of our domestic franchise stores are in line with our company store results. We continue to see growth in sales of our GNC brand products, particularly Pro Performance and Vitapaks which has helped to strengthen the franchise system. Our international franchise system also has continued to grow and strengthen our presence globally, with the addition of 112 net new locations in 2008 and 67 net new stores in the first nine months of 2009, with no capital funding requirement by us. Year to date the international franchise business recognized a 6.9% increase in revenue, compared with the same period in the prior year, primarily on the strength of higher product sales.
          Our manufacturing strategy is designed to enhance our position in the contract manufacturing business, and maximize utilization of our available capacity to promote production efficiencies and to help offset any raw material price increases. Under this strategy, our contract manufacturing sales grew 38.7% and 5.8% in 2008 and the first nine months of 2009, respectively, over the prior year periods.
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
          Our year to date performance has generated an overall revenue increase of 3.0% and an operating income increase of 6.2%. This is exceptional performance in the face of a recessionary environment and the Hydroxycut-influenced diet slump in the second quarter. To date we have seen good organic growth and financial leverage from our retail businesses, especially the Web, which itself has increased operating income by 38.8%. Collectively franchise and manufacturing/wholesale have generated operating income equal to last year’s performance.
          While our results for the three and nine months ended September 30, 2009 do not reflect a negative impact of the general downturn of the economy, the downturn could affect our business and operating results in the future. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to, general economic and business conditions, consumer confidence, consumer debt levels, availability of consumer credit, and the level of customer traffic within malls and other shopping environments. Consumer purchases of products, including ours and those of our partners, may decline during recessionary periods.
          If consumer purchases of products decline, we could be impacted in the following ways:
•	retail sales at our company stores could decline;

•	demand for our branded products produced at our manufacturing plant could decline;

•	demand for products produced for distributors and other retailers / wholesalers could diminish;

•	our domestic franchisees may opt not to renew their franchise licenses, which in turn would lower our franchise product revenue; and

•	our international franchisees may experience decreased revenue resulting in lower royalties and product revenue to us; additionally, a strengthening of the U.S. dollar may impact us, as our international franchisees purchase inventory from us and pay royalties to us in U.S. dollars.
          In May 2009, the FDA warned consumers to stop using certain Hydroxycut products, produced by Iovate Health Sciences, Inc., which were sold in our stores. Iovate issued a voluntary recall, with which we immediately fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008 and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter, we experienced a reduction in sales and margin due to the recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through September 30, 2009, we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. A significant majority of the retail refunds occurred in our second quarter; the wholesale refunds were recognized in the early part of the third quarter. All returns of product by our customers were recognized as a reduction in sales in the period when the return occurred. At the end of June, Iovate launched new reformulated Hydroxycut products that we began to sell in our stores. Although third quarter sales of the new reformulated Hydroxycut trailed pre-recall levels, strong sales in our core sports, vitamins and herbs products, along with other new third party diet products, helped to mitigate the decrease in sales from the Hydroxycut recall.
          In light of these matters, we have approached 2009 cautiously. In the near term, we will focus on our primary strategies, in particular:
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
Related Parties
          For the three and nine months ended September 30, 2009 and 2008, we had related party transactions with Ares and OTPP and their affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions” and the “Related Party Transactions” note in our annual report on Form 10-K.

Results of Operations
          The following information presented for the three and nine months ended September 30, 2009 and 2008 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
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
Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended				Nine Months Ended
		September 30,				September 30,
	2009		2008		2009		2008
Revenues:
Retail	$312.0	72.4%	$298.8	72.1%	$962.6	73.9%	$934.6	73.9%
Franchise	67.3	15.6%	67.5	16.3%	201.0	15.4%	197.5	15.6%
Manufacturing / Wholesale	51.5	12.0%	47.9	11.6%	139.5	10.7%	132.9	10.5%

Total net revenues	430.8	100.0%	414.2	100.0%	1,303.1	100.0%	1,265.0	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	282.6	65.6%	270.0	65.2%	849.2	65.2%	823.1	65.1%
Compensation and related benefits	65.5	15.2%	63.3	15.3%	196.3	15.1%	187.8	14.8%
Advertising and promotion	11.0	2.6%	13.6	3.3%	40.2	3.1%	45.4	3.6%
Other selling, general and administrative expenses	22.0	5.1%	21.1	5.1%	66.7	5.1%	65.2	5.1%
Amortization expense	2.3	0.5%	2.6	0.6%	7.3	0.5%	8.3	0.7%
Foreign currency (gain) loss	—	0.0%	0.1	0.0%	—	0.0%	0.2	0.0%

Total operating expenses	383.4	89.0%	370.7	89.5%	1,159.7	89.0%	1,130.0	89.3%

Operating income:
Retail	37.3	8.7%	32.6	7.9%	123.3	9.5%	111.6	8.8%
Franchise	22.5	5.2%	22.6	5.4%	61.2	4.7%	61.1	4.9%
Manufacturing / Wholesale	18.9	4.4%	18.9	4.6%	54.1	4.1%	52.0	4.1%
Unallocated corporate and other costs:
Warehousing and distribution costs	(13.5)	-3.2%	(13.5)	-3.3%	(40.5)	-3.1%	(41.1)	-3.3%
Corporate costs	(17.8)	-4.1%	(17.1)	-4.1%	(54.7)	-4.2%	(48.6)	-3.8%

Subtotal unallocated corporate and other costs, net	(31.3)	-7.3%	(30.6)	-7.4%	(95.2)	-7.3%	(89.7)	-7.1%

Total operating income	47.4	11.0%	43.5	10.5%	143.4	11.0%	135.0	10.7%

Interest expense, net	16.9		19.7		53.0		62.2

Income before income taxes	30.5		23.8		90.4		72.8

Income tax expense	11.0		7.5		33.5		26.1

Net income	$19.5		$16.3		$56.9		$46.7

Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended September 30, 2009 and 2008
     Revenues
          Our consolidated net revenues increased $16.6 million, or 4.0%, to $430.8 million for the three months ended September 30, 2009 compared to $414.2 million for the same period in 2008. The increase was the result of increased sales in both of our Retail and Manufacturing/Wholesale segments.
          Retail. Revenues in our Retail segment increased $13.2 million, or 4.4%, to $312.0 million for the three months ended September 30, 2009 compared to $298.8 million for the same period in 2008. The increase from 2008 to 2009 included an increase of $3.4 million of sales through www.gnc.com. Sales increases occurred primarily in the major product categories of VMHS and sports nutrition. Sales in the diet category continued to be negatively impacted by the Hydroxycut recall that occurred in May 2009, offset slightly by new products introduced in the third quarter. Our domestic company-owned same store sales, including our internet sales, improved for the quarter by 4.3%. In the third quarter of 2009, our Canadian company-owned stores had a same store sales decline of 0.4%, in local currency. In addition, sales were negatively impacted by the strengthening of the US dollar from 2008 to 2009. Our company-owned store base increased by 31 domestic stores to 2,640 compared to 2,609 at September 30, 2008, primarily due to new store openings and franchise store acquisitions, and by 11 Canadian stores to 166 at September 30, 2009 compared to 155 at September 30, 2008.
          Franchise. Revenues in our Franchise segment decreased $0.2 million, or 0.2%, to $67.3 million for the three months ended September 30, 2009 compared to $67.5 million for the same period in 2008. Domestic franchise revenue decreased by $0.8 million primarily due to a decrease in franchise fee revenues as a result of opening fewer stores in the third quarter of 2009 as compared to the same period in 2008, offset by increases in product sales. Domestic royalty income was flat for the quarter despite operating 40 fewer stores in the third quarter of 2009 compared to the same period in 2008. There were 919 stores at September 30, 2009 compared to 959 stores at September 30, 2008. International franchise revenue increased by $0.7 million primarily the result of increases in product sales. International royalty income was flat for the quarter as sales increases in our franchisees’ respective local currencies were offset by the strengthening of the U.S. dollar from 2008 to 2009. Our international franchise store base increased by 108 stores to 1,257 at September 30, 2009 compared to 1,149 at September 30, 2008.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $3.6 million, or 7.6%, to $51.5 million for the three months ended September 30, 2009 compared to $47.9 million for the same period in 2008. Sales from the South Carolina plant increased by $2.2 million, and revenues associated with Rite Aid increased by $1.0 million. This increase was due to increases in product sales to Rite Aid of $2.2 million, offset by lower license fee revenue of $1.2 million as a result of Rite Aid opening 80 fewer franchise store-within-a-stores in the third quarter of 2009 as compared to the third quarter of 2008. In addition, sales to www.drugstore.com increased by $0.4 million in the third quarter of 2009 as compared to the third quarter of 2008.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $12.6 million, or 4.7%, to $282.6 million for the three months ended September 30, 2009 compared to $270.0 million for the same period in 2008. Consolidated cost of sales, as a percentage of net revenue, was 65.6% and 65.2% for the three months ended September 30, 2009 and 2008, respectively.
          Product costs. Product costs increased $12.1 million, or 6.0%, to $213.1 million for the three months ended September 30, 2009 compared to $201.0 million for the same period in 2008 as a result of increased sales volumes and rising product costs. Consolidated product costs, as a percentage of net revenue, were 49.5% and 48.5% for the three months ended September 30, 2009 and 2008, respectively.

          Warehousing and distribution costs. Warehousing and distribution costs increased $0.2 million, or 1.1%, to $14.5 million for the three months ended September 30, 2009 compared to $14.3 million for the same period in 2008. The increase was primarily due to increases in wages offset by decreases in fuel costs in 2009 as compared to 2008. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% and 3.5% for the three months ended September 30, 2009 and 2008, respectively.
          Occupancy costs. Occupancy costs increased $0.3 million, or 0.7%, to $55.0 million for the three months ended September 30, 2009 compared to $54.7 million for the same period in 2008. This increase was the result of increases in lease-related costs of $0.8 million, partially offset by a decrease in other occupancy related expenses of $0.5 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.8% and 13.2% for the three months ended September 30, 2009 and 2008, respectively.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $0.2 million, or 0.2%, to $100.8 million, for the three months ended September 30, 2009 compared to $100.6 million for the same period in 2008. These expenses, as a percentage of net revenue, were 23.4% for the three months ended September 30, 2009 compared to 24.3% for the three months ended September 30, 2008.
          Compensation and related benefits. Compensation and related benefits increased $2.2 million, or 3.3%, to $65.5 million for the three months ended September 30, 2009 compared to $63.3 million for the same period in 2008. An increase of $2.3 million occurred in base wages to support our increased store base and sales volume and to comply with the increase in the federal minimum wage rate.
          Advertising and promotion. Advertising and promotion expenses decreased $2.6 million, or 18.6%, to $11.0 million for the three months ended September 30, 2009 compared to $13.6 million during the same period in 2008. Advertising expense decreased primarily as a result of decreases in media costs of $2.1 million and print advertising of $0.7 million. Other advertising costs account for the remaining $0.2 million increase.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $0.6 million, or 2.6%, to $24.3 million for the three months ended September 30, 2009 compared to $23.7 million for the same period in 2008. This increase was due to an increase in telecommunications expenses of $0.5 million, due to the installation of a new point of sale (“POS”) register system that occurred throughout all of 2008.
     Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the three months ended September 30, 2009 and 2008, resulted primarily from accounts payable activity with our Canadian subsidiary. We recognized an immaterial loss for the three months ended September 30, 2009 and a loss of $0.1 million for the three months ended September 30, 2008.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $3.9 million, or 8.8%, to $47.4 million for the three months ended September 30, 2009 compared to $43.5 million for the same period in 2008. Operating income, as a percentage of net revenue, was 11.0% and 10.5% for the three months ended September 30, 2009 and 2008, respectively.
          Retail. Operating income increased $4.6 million, or 14.2%, to $37.2 million for the three months ended September 30, 2009 compared to $32.6 million for the same period in 2008. The increase was due to higher dollar margins on increased sales and reductions in advertising expenses.
          Franchise. Operating income decreased $0.1 million, or 0.7%, to $22.5 million for the three months ended September 30, 2009 compared to $22.6 million for the same period in 2008.
          Manufacturing/Wholesale. Operating income was $18.9 million for each of the three months ended September 30, 2009 and 2008 as all components of this segment returned consistent results when compared period over period.

          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs were $13.5 million for each of the three months ended September 30, 2009 and 2008 as all expenses were consistent when compared period over period.
          Corporate Costs. Corporate overhead costs increased $0.7 million, or 4.1%, to $17.8 million for the three months ended September 30, 2009 compared to $17.1 million for the same period in 2008. The increase was primarily due to an increase in compensation expenses, partially offset by lower professional expenses in 2009.
     Interest Expense
          Interest expense decreased $2.8 million, or 14.4%, to $16.9 million for the three months ended September 30, 2009 compared to $19.7 million for the same period in 2008. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2009 as compared to 2008.
     Income Tax Expense
          We recognized $11.0 million of income tax expense (or 36.0% of pre-tax income) during the three months ended September 30, 2009 compared to $7.5 million (or 31.5% of pre-tax income) for the same period of 2008. For the three months ended September 30, 2009, a $0.5 million discrete tax benefit was recorded while a $1.6 million discrete tax benefit was recorded for the three months ended September 30, 2008.
     Net Income
          As a result of the foregoing, consolidated net income increased $3.2 million to $19.5 million for the three months ended September 30, 2009 compared to $16.3 million for the same period in 2008.
Comparison of the Nine Months Ended September 30, 2009 and 2008
     Revenues
          Our consolidated net revenues increased $38.1 million, or 3.0%, to $1,303.1 million for the nine months ended September 30, 2009 compared to $1,265.0 million for the same period in 2008. The increase was the result of increased sales in all of our segments.
          Retail. Revenues in our Retail segment increased $28.0 million, or 3.0%, to $962.6 million for the nine months ended September 30, 2009 compared to $934.6 million for the same period in 2008. The increase from 2008 to 2009 included an increase of $8.0 million of sales through www.gnc.com. Sales increases occurred in the major product categories of VMHS and sports nutrition. Sales in the diet category were negatively impacted by the Hydroxycut recall that occurred in May 2009. Our domestic company-owned same store sales, including our internet sales, improved by 3.3% for the nine months ended September 30, 2009. Our Canadian company-owned stores had improved same store sales of 2.2%, in local currency, for the nine months ended September 30, 2009 but were negatively impacted by the strengthening of the U.S. dollar from 2008 to 2009. Our company-owned store base increased by 31 domestic stores to 2,640 compared to 2,609 at September 30, 2008, primarily due to new store openings and franchise store acquisitions, and by 11 Canadian stores to 166 at September 30, 2009 compared to 155 at September 30, 2008.
          Franchise. Revenues in our Franchise segment increased $3.5 million, or 1.8%, to $201.0 million for the nine months ended September 30, 2009 compared to $197.5 million for the same period in 2008. Domestic franchise revenue decreased by $0.5 million for the nine months ended September 30, 2009 as increased product sales were offset by lower franchise fee revenue. Domestic royalty income was flat despite operating 40 fewer stores in the first nine months of 2009 compared to the same period in 2008. There were 919 stores at September 30, 2009 compared to 959 stores at September 30, 2008. International franchise revenue increased by $4.0 million for the nine months ended September 30, 2009 as a result of increases in product sales, partially offset by lower franchise fee revenue. International royalty income decreased $0.3 million for the 2009 period compared to the 2008 period as sales increases in our franchisees’ respective local currencies were offset by the strengthening of the U.S. dollar from 2008 to 2009. Our international franchise store base increased by 108 stores to 1,257 at September 30, 2009 compared to 1,149 at September 30, 2008.

          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facility in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $6.6 million, or 5.0%, to $139.5 million for the nine months ended September 30, 2009 compared to $132.9 million for the same period in 2008. Sales increased in the South Carolina plant by $5.0 million, and revenues associated with Rite Aid increased by $0.8 million. This increase was due to increases in wholesale and consignment sales to Rite Aid of $4.7 million, partially offset by lower initial and renewal license fee revenue of $3.9 million as a result of Rite Aid opening 249 fewer franchise store-within-a-stores in the first nine months of 2009 as compared to 2008. In addition, sales to www.drugstore.com increased by $0.8 million in the first nine months of 2009 as compared to 2008.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $26.1 million, or 3.2%, to $849.2 million for the nine months ended September 30, 2009 compared to $823.1 million for the same period in 2008. Consolidated cost of sales, as a percentage of net revenue, were 65.2% for the nine months ended September 30, 2009 as compared to 65.1% for the nine months ended September 30, 2008.
          Product costs. Product costs increased $24.2 million, or 3.9%, to $641.9 million for the nine months ended September 30, 2009 compared to $617.7 million for the same period in 2008 as a result of increased sales volumes and raw materials costs. Consolidated product costs, as a percentage of net revenue, were 49.3% for the nine months ended September 30, 2009 as compared to 48.8% for the nine months ended September 30, 2008.
          Warehousing and distribution costs. Warehousing and distribution costs decreased $0.1 million, or 0.3%, to $43.4 million for the nine months ended September 30, 2009 compared to $43.5 million for the same period in 2008. The decrease was primarily due to decreases in fuel costs that were offset by increased wages. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.3% and 3.4% for the nine months ended September 30, 2009 and 2008, respectively.
          Occupancy costs. Occupancy costs increased $2.0 million, or 1.2%, to $163.9 million for the nine months ended September 30, 2009 compared to $161.9 million for the same period in 2008. This increase was the result of increases in lease-related costs of $2.2 million, partially offset by a decrease in depreciation expense and other occupancy related expenses of $0.2 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.6% and 12.8% for the nine months ended September 30, 2009 and 2008, respectively.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $3.8 million, or 1.3%, to $310.5 million, for the nine months ended September 30, 2009 compared to $306.7 million for the same period in 2008. These expenses, as a percentage of net revenue, were 23.8% for the nine months ended September 30, 2009 compared to 24.2% for the nine months ended September 30, 2008.
          Compensation and related benefits. Compensation and related benefits increased $8.5 million, or 4.5%, to $196.3 million for the nine months ended September 30, 2009 compared to $187.8 million for the same period in 2008. An increase of $5.6 million occurred in base wages to support our increased store base and sales volume and to comply with the increase in minimum wage rate; and commissions and incentive expense increased by $1.2 million. In addition, 2008 expenses include a $1.1 million reduction in base wages due to a change in our vacation policy effective March 31, 2008. Other wage related expenditures accounted for the remaining $0.6 million increase.

          Advertising and promotion. Advertising and promotion expenses decreased $5.2 million, or 11.4%, to $40.2 million for the nine months ended September 30, 2009 compared to $45.4 million during the same period in 2008. Advertising expense decreased primarily as a result of decreases in media costs of $3.7 million and print advertising costs of $2.2 million, partially offset by increases in other advertising costs of $0.7 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $0.5 million or 0.7%, to $74.0 million for the nine months ended September 30, 2009 compared to $73.5 million for the nine months ended September 30, 2008. Increases in other SG&A include telecommunications expenses of $2.0 million due to the installation of a new POS register system in 2008, professional fees of $0.9 million, and other selling expenses of $0.3 million. These were partially offset by decreases in bad debt expense of $1.7 million and amortization expense of $1.0 million.
     Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the nine months ended September 30, 2009 and 2008, resulted primarily from accounts payable activity with our Canadian subsidiary. We recognized an immaterial loss for the nine months ended September 30, 2009 and a loss of $0.2 million for the nine months ended September 30, 2008.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $8.4 million or 6.2% to $143.4 million for the nine months ended September 30, 2009 compared to $135.0 million for the same period in 2008. Operating income, as a percentage of net revenue, was 11.0% for the nine months ended September 30, 2009 and 10.7% for the nine months ended September 30, 2008.
          Retail. Operating income increased $11.7 million, or 10.5%, to $123.3 million for the nine months ended September 30, 2009 compared to $111.6 million for the same period in 2008. The increase was primarily the result of higher dollar margins on increased sales volumes and reduced advertising spending offset by increases in occupancy costs, compensation costs and other SG&A expenses.
          Franchise. Operating income increased $0.1 million, or 0.2%, to $61.2 million for the nine months ended September 30, 2009 compared to $61.1 million for the same period in 2008.
          Manufacturing/Wholesale. Operating income increased $2.1 million, or 4.0%, to $54.1 million for the nine months ended September 30, 2009 compared to $52.0 million for the same period in 2008. This increase was primarily the result of increased margins from our South Carolina manufacturing facility, offset by decreases in Rite Aid license fee revenue.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs decreased $0.6 million, or 1.7%, to $40.5 million for the nine months ended September 30, 2009 compared to $41.1 million for the same period in 2008. The decrease in costs was primarily due to decreases in fuel costs.
          Corporate Costs. Corporate overhead costs increased $6.1 million, or 12.6%, to $54.7 million for the nine months ended September 30, 2009 compared to $48.6 million for the same period in 2008. The increase was primarily due to an increase in compensation expenses and professional fees in 2009. In addition, 2008 compensation expenses contain a $1.1 million reduction due to a change in our vacation policy effective March 31, 2008.
     Interest Expense
          Interest expense decreased $9.2 million, or 14.8%, to $53.0 million for the nine months ended September 30, 2009 compared to $62.2 million for the same period in 2008. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2009 as compared to 2008.
     Income Tax Expense
          We recognized $33.5 million of income tax expense (or 37.0% of pre-tax income) during the nine months ended September 30, 2009 compared to $26.1 million (or 36.0% of pre-tax income) for the same period of 2008. For the nine months ended September 30, 2009, a $0.5 million discrete tax benefit was recorded while a $1.3 million discrete tax benefit was recorded for the nine months ended September 30, 2008.

Net Income
          As a result of the foregoing, consolidated net income increased $10.2 million to $56.9 million for the nine months ended September 30, 2009 compared to $46.7 million for the same period in 2008.
Liquidity and Capital Resources
          At September 30, 2009, we had $64.6 million in cash and cash equivalents and $362.2 million in working capital compared with $42.3 million in cash and cash equivalents and $305.1 million in working capital at December 31, 2008. The $57.1 million increase in our working capital was driven by increases in our inventory and cash and a decrease in our accrued interest, accounts payable and current portion of long-term debt. This was offset by an increase in our accrued payroll and a reduction in our prepaid income taxes.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At September 30, 2009, we had $52.2 million available under the Revolving Credit Facility, after giving effect to $7.8 million utilized to secure letters of credit. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, we submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. We do not expect that Lehman will fund its pro rata share of the borrowing as required under the facility. If other financial institutions that have extended credit commitments to us are adversely affected by the condition of the U.S. and international capital markets, they may become unable to fund borrowings under the Revolving Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes. We elected to repay the $5.4 million in May 2009.
          We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. In July 2009, our board of directors declared a $13.6 million dividend to our direct parent company, GNC Corporation, with a payment date of August 30, 2009. GNC Acquisition Holdings, Inc., our ultimate parent company, was the final recipient of this dividend. The dividend was paid with cash generated from operations.
          We currently anticipate that cash generated from operations, together with amounts available under the Revolving Credit Facility (excluding Lehman’s commitment), will be sufficient for the term of the facility, which matures on March 15, 2012, to meet our operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our debt covenant reporting and compliance obligations under the Revolving Credit Facility.

          The following table summarizes our cash flows for the three months ended September 30, 2009 and 2008:

	Nine months	Nine months
	ended September 30,	ended September 30,
(Dollars in millions)	2009	2008
Cash provided by operating activities	$77.8	$63.8
Cash used in investing activities	(22.0)	(45.9)
Cash used in financing activities	(33.9)	(6.8)
Cash Provided by Operating Activities
          Cash provided by operating activities was $77.8 million for the nine months ended September 30, 2009 and $63.8 million for the nine months ended September 30, 2008. The primary reason for the increase in cash provided by operating activities was the increase in net income of $10.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our inventory increased by $11.0 million in support of the higher sales volume at the stores. Accounts payable decreased by $21.0 million due to the timing of disbursements; in addition, accrued interest decreased by $9.5 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below). These were offset by an increase in our accrued liabilities and a reduction in our prepaid income taxes.
          For the nine months ended September 30, 2008, accrued liabilities decreased by $11.9 million primarily due to a $9.0 million legal settlement payment that was accrued at December 31, 2007; in addition, accrued interest decreased by $11.0 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes and our inventory increased by $33.4 million in support of the higher sales volume at the stores and manufacturing plant. These were partially offset by increases in our accounts payable and accrued income taxes.
Cash Used in Investing Activities
          We used cash in investing activities of $22.0 million and $45.9 million for the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures, which were primarily for new stores, and improvements to our retail stores and our South Carolina manufacturing facility, were $20.4 million and $35.0 million for the nine months ended September 30, 2009 and 2008, respectively. Additionally, in 2008 we paid $10.8 million in Merger consideration.
          We currently have no material capital commitments for the remainder of 2009. Our capital expenditures typically consist of certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.
          The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses (“NOLs”) created as a result of the Merger. Our 2005, 2006, and short period 2007 federal tax returns are under Internal Revenue Service (“IRS”) examination. The IRS issued an examination report in the second quarter of 2009, which was sent for review by the Joint Committee of Taxation (“JCT”). On September 23, 2009, the IRS notified us that the JCT had completed its review and had taken no exceptions to the conclusions reached by the IRS. As a result of this notification, we were able to utilize net operating losses upon filing our 2008 consolidated federal tax return. Pursuant to the Merger agreement, $11.2 million of additional consideration was paid in October 2009.
     Cash Used in Financing Activities
          For the nine months ended September 30, 2009, we used cash of $33.9 million primarily for payments on long-term debt, including $3.8 million for an excess cash payment in March 2009 under the requirements of the 2007 Senior Credit Facility. This payment was calculated based on 2008 financial results as defined by the 2007 Senior Credit Facility. In addition, we repaid the outstanding $5.4 million balance on the Revolving Credit Facility in May 2009 and made a $9.0 million optional repayment on the 2007 Senior Credit Facility in June 2009.

A $13.6 million dividend that was declared in July 2009 was paid in August 2009 to GNC Corporation, our direct parent. We used cash from financing activities of $6.8 million for the nine months ended September 30, 2008 primarily for required payments on long-term debt. A summary of this debt is as follows:
          $735.0 Million 2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and the $60.0 million Revolving Credit Facility. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012. Interest on the 2007 Senior Credit Facility accrues at a variable rate and was 2.7% at September 30, 2009. As of September 30, 2009 and December 31, 2008, $7.8 million and $6.2 million of the Revolving Credit Facility were pledged to secure letters of credit, respectively.
          Senior Toggle Notes. We have outstanding $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”). Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Toggle Notes accrues at a variable rate and was 5.8% at September 30, 2009. To date, we have elected to make interest payments in cash.
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
Off Balance Sheet Arrangements
          As of September 30, 2009, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
          We had a balance of unused barter credits on account with a third-party barter agency which were generated by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the standard on nonmonetary transactions, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and would only have been realized if we purchased services or products through the bartering company. The barter credits expired as of March 31, 2009.
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

Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued a standard on fair value measurements and disclosures. This standard defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The original standard was initially effective as of January 1, 2008, but in February 2008 the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. The standard is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. We adopted this standard in the first quarter of fiscal 2008 (See Note 12) for financial assets and liabilities. We evaluated the impact of the standard on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing; the adoption had no impact on our consolidated financial statements for the nine months ended September 30, 2009.
     In December 2007, the FASB issued a standard on business combinations. This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. The standard significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this standard, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact the acquirer’s income tax expense. The standard provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The original standard became effective for fiscal years beginning after December 15, 2008 with early application prohibited and amends the standard on income taxes such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. We adopted this standard during the first quarter of fiscal 2009; the adoption did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued a standard on consolidation. The issuance of this standard changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The standard is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We adopted this standard during the first quarter of fiscal 2009; the adoption did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued a standard on derivatives and hedging. The standard requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The standard is effective for interim and annual periods beginning on or after November 15, 2008. We adopted this standard during the first quarter of 2009; the adoption had no impact on our consolidated financial statements.
     In April 2008, the FASB issued a standard on goodwill and intangibles which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted this standard during the first quarter of fiscal 2009; the adoption did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued a standard on the disclosure of financial instruments This standard brings the interpretive guidance into alignment with the changes in U.S. GAAP. We adopted this standard during the second quarter of fiscal 2009; the adoption did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued a standard on subsequent events which establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The intent of this standard is to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB which is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place. We adopted this standard during the second quarter of 2009; the adoption did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued an update to the standard on consolidations. The standard is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard will not have a material impact on our financial statements.
     In June 2009, the FASB issued a standard on Generally Accepted Accounting Principles. This standard establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our financial statements.
     In June 2009, the SEC issued a Staff Accounting Bulletin that revises or rescinds portions of the interpretive guidance included in the codification of SABs in order to make the interpretive guidance consistent with U.S. GAAP. The principal revisions include deletion of material no longer necessary or that has been superseded because of the issuance of new standards. We adopted this Staff Accounting Bulletin during the second quarter of 2009; the adoption did not have a material impact on our consolidated financial statements.
     In August 2009, the FASB issued an update to the standard on fair value measurements and disclosures. This update provides guidance on the manner in which the fair value of liabilities should be determined. This update is effective for annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our financial statements.
     In September 2009, the FASB issued an update to the standard on income taxes. This update adds to the definition of a tax position of an entity’s status, including its status as a pass-through entity, eliminates certain disclosure requirements for non-public entities, and provides application for pass-through entities. The adoption of this standard did not have a material impact on our financial statements.

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
          We are exposed to market risks from interest rate changes on our variable rate debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of our interest rate swaps and interest payments. As of September 30, 2009, we had fixed rate debt of $117.5 million and variable rate debt of $947.5 million. In conjunction with the Merger, we entered into interest rate swaps, effective April 2, 2007, which effectively convert a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million 2007 Senior Credit Facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan. During September 2008, we entered into two new forward agreements with start dates of the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). In September 2008, we also entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from a floating to a fixed interest rate. The $100.0 million notional amount has a three month LIBOR tranche conforming to the interest payment dates on the term loan. In June 2009 we entered into a new swap agreement which had an effective date of September 15, 2009. The $150.0 million notional amount has a six month LIBOR tranche conforming to the interest payment dates on the Senior Toggle Notes.
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
          Based on our variable rate debt balance as of September 30, 2009, a 1% change in interest rates would increase or decrease our annual interest cost by $4.0 million. At September 30, 2009 there were no other material changes in our market risks relating to interest and foreign exchange rates as of December 31, 2008.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
          There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
          We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess our requirement to account for additional contingencies in accordance with the standard on contingencies. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.
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
          On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for July 14, 2008 for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an Order to that effect on July 29, 2008. On August 25, 2008, plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit. Appellate briefs were submitted by all parties in January 2009, an oral argument was heard on October 14, 2009 and the Company is awaiting a decision by the Court.

          In the Guzman case in California, plaintiffs’ Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008. Appellants’ opening brief was filed in June 2009, the Company filed its appellate brief on September 24, 2009, and appellants’ filed their brief on October 24, 2009. Oral arguments have not been scheduled.
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
          California Wage and Break Claim (“Casarez Matter”). On April 24, 2007, Kristin Casarez and Tyler Goodell filed a lawsuit against the Company in the Superior Court of the State of California for the County of Orange. The Company removed the lawsuit to the U.S. District Court, Central District of California. Plaintiffs purported to bring the action on their own behalf, on behalf of a class of all current and former non-exempt employees of the Company throughout the California employed on or after August 24, 2004, and as private attorney general on behalf of the general public. Plaintiffs allege that they and members of the putative class were not provided all of the rest periods and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. On September 9, 2008, plaintiffs’ Motion for Class Certification was denied from which plaintiffs did not file an interlocutory appeal. Discovery closed on March 9, 2009, and GNC filed a partial Motion for Summary Judgment on that date. On April 28, 2009, the Court granted summary judgment to GNC on the private attorney general claim but denied summary judgment as to meal and rest break claims of the two individual plaintiffs. The trial on those claims was scheduled for July 2009, however, the parties instead negotiated a written settlement agreement. The settlement agreement, which required the Company’s payment of an immaterial amount, was approved by the court on August 14, 2009, and all required settlement payments were disbursed in September 2009.
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
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchisee bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using the Company’s Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiff’s individual claims were settled and dismissed. On March 18, 2009, the Company’s motion for summary judgment was granted as to the CBPC class claim. In April 2009 GNC filed a motion for court costs and attorneys’ fees and the court ordered the plaintiffs to pay approximately $0.4 million to GNC for its fees and costs. Plaintiff’s full judgment has been satisfied.

          Creatine Claim. On October 29, 2008, plaintiff S.K., a minor, on behalf of himself and all others similarly situated, filed a complaint against the Company and General Nutrition Corporation in the U.S. District Court, Southern District of New York. Plaintiff makes certain allegations regarding consumption of GNC products containing creatine and GNC’s alleged failure to warn consumers of those risks. Plaintiff asserts, among other things, claims for deceptive sales practices, fraud, breach of implied contract, strict liability and related tort claims, and seeks unspecified monetary damages. In July 2009, a settlement was reached, contemplating payment of an immaterial amount by GNC and placement of a label warning on GNC creatine products. The court signed the stipulation of dismissal on August 5, 2009.
          Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a complaint against General Nutrition Corporation and General Nutrition Centers, Inc. in the Superior Court of the State of California for the County of Alameda. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action brought under California Unfair Competition and False Advertising Law asserts, among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. On March 31, 2009, GNC filed a motion to dismiss. By order dated June 10, 2009, the court dismissed three of the seven counts asserted by plaintiffs. In September 2009, a settlement was reached, contemplating payment of an immaterial amount of attorneys’ fees to putative class counsel by GNC, and distribution of GNC discount coupons to certain putative class members.
          DiMauro Claim. On December 18, 2008, plaintiffs Laura and Charles DiMauro filed a personal injury complaint against General Nutrition Corporation in Circuit Court for Miami-Dade County Florida. Plaintiffs allege that Laura DiMauro’s use and consumption of a non-GNC product called “Up Your Gas” resulted in liver failure that required a liver transplant in August 2007. Plaintiffs assert, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. GNC has moved to dismiss this case on the grounds of forum non conveniens. Oral argument on the Motion is scheduled for December 2, 2009. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, General Nutrition Centers, Inc. in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. GNC tendered the claim to the insurance company of the franchisee whose GNC store sold and allegedly misrepresented the product. On or about October 9, 2009, GNC answered plaintiff’s first amended complaint and cross-claimed against co-defendants Proviant Technologies and Ergopharm. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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
          Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled fourteen Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in thirteen (13) lawsuits in Alabama, California, Louisiana, and Texas (note that prior to May 1, 2009, GNC was a co-defendant in one (1) Hydroxycut case, Ciavarra (see “Ciavarra Claim” entry above)). Iovate previously accepted GNC’s tender request for defense and indemnification under its purchasing agreement with GNC and as such, Iovate has accepted GNC’s request for defense and indemnification in the new Hydroxycut matters. GNC’s ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage and the creditworthiness of its insurer, and the absence of significant defenses by the insurer. To the extent GNC was not fully compensated by Iovate’s insurer, it could seek recovery directly from Iovate. GNC’s ability to fully recover such amounts would be limited by the creditworthiness of Iovate.

GNC has been named in two different types of lawsuits: eight (8) individual personal injury claims (including Ciavarra discussed above) and six (6) putative class actions (the sixth class action was filed on October 20, 2009 and as of the date of this filing GNC has not been formally served with the complaint). The following personal injury matters are single plaintiff lawsuits filed by individuals claiming injuries from use and consumption of Hydroxycut-branded products.
•	Michael Owens and Donna Owens v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles;

•	Eva M. Stasiak v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles;

•	Jaime Ruben Perez v. Gerald Brandt, individually and d/b/a/ Breakthru Products, et al., 229th Judicial District, Duval County, Texas;

•	Juan A. Noyola, II v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Southern District of New York;

•	Christopher and Dana Hamilton v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Ohio;

•	Hector Manuel Abarca and Diana Curiel v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of California; and

•	Jessica Rogoff v. General Nutrition Centers, Inc., et al., Superior Court of the State of California, County of Los Angeles.
Plaintiffs in the Owens and Stasiak cases dismissed those cases without prejudice in June 2009.
The following six (6) putative class actions generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty.
•	Andrew Dremak, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California;

•	Enjoli Pennier, et al. v. Iovate Health Sciences, et al., U.S. District Court, Eastern District of Louisiana;

•	Alejandro M. Jimenez, et al. v. Iovate Health Sciences, Inc., et al., U.S. District Court, Eastern District of California;

•	Amy Baker, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama;

•	Kyle Davis and Sara Carreon, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama; and,

•	Lenny Charles Gunn, Tonya Rhoden, and Nicholas Atelevich, et al., v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California.
By Court Order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of sixteen (16) pending actions (including the first five of six above- listed GNC class actions) in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation. MDL No. 2087). Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
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
          California False Labeling and Consumer Fraud Claims. Beginning in May 2009, a series of false labeling and consumer fraud cases (listed below) were filed in California in connection with label claims of non-GNC products sold in the Company’s stores.
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
A tentative settlement has been reached in the Musclemeds case, subject to court approval. The LG Sciences matter was settled and dismissed in August 2009.
          While only four (4) lawsuits of this type have been filed to date, GNC expects the number of these types of cases to grow as the Company has received four (4) additional demand notices of similar claims. In all instances, the GNC vendors of the products at issue have agreed to defend and indemnify GNC. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
     Environmental Compliance
          In March 2008, the South Carolina Department of Health and Environmental Control (“DHEC”) requested that we investigate our South Carolina facility for a possible source or sources of contamination detected on an adjoining property. We have commenced the investigation at the facility as requested by DHEC. After several phases of the investigation the possible source or sources of contamination have not been precisely determined. We are continuing such investigation in 2009. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability.
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
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” See “Business — Government Regulation — Product Regulation” included in our annual report on Form 10-K for additional information. Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
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
          As a retailer, distributor, and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Although our purchase agreements with our third party vendors typically require the vendor to indemnify us to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. To the extent we are unable to obtain full recovery inrespect of any claims against us in connection with products manufactured by third parties, we could seek recovery directly from third parties.

          We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of October 22, 2009, we have been named as a defendant in fourteen pending cases involving the sale of Hydroxycut diet products, including six putative class action cases and eight personal injury cases. See “Item 1, Legal Proceedings.” Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income.
Compliance with the Iovate Hydroxycut recall has reduced our sales and margin and may adversely affect our results of operations.
          In May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc., which were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter we experienced a reduction in sales and margin due to this recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through September 30, 2009, we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. A significant majority of the retail refunds occurred in our second quarter; the wholesale refunds were recognized in the early part of the third quarter. At the end of June, Iovate launched new reformulated Hydroxycut products that we began to sell in our stores. Although third quarter sales of the new reformulated Hydroxycut trailed pre-recall levels, strong sales in our core sports, vitamins and herbs, along with other new third party diet products, helped to mitigate the Hydroxycut loss.
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
          Our manufacturing operations produced approximately 34% of the products we sold for both the nine months ended September 30, 2009 and the year ended December 31, 2008. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the nine months ended September 30, 2009, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
          As of September 30, 2009 and December 31, 2008, approximately 32% of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.4% of our revenues for each of the nine months ended September 30, 2009 and 2008. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. In the twelve months ending September 30, 2009, a net 40 domestic franchise stores were closed. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
          As of September 30, 2009, Rite Aid operated 1,814 GNC “franchise store-within-a-store” locations and has committed to open additional “franchise store-within-a-store” locations. Revenue from sales to Rite Aid (including license fee revenue for new store openings) represented approximately 3.1% of total revenue for the nine months ended September 30, 2009 and approximately 3.4% of total revenues for the year ended December 31, 2008. Any liquidity and operational issues that Rite Aid may experience could impair its ability to fulfill its obligations and commitments to us, which would adversely affect our operating results and financial condition.

Economic, political, and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
          As of September 30, 2009, we had 166 company-owned Canadian stores and 1,257 international franchised stores in 47 international markets. We derived 9.8% of our revenues for the nine months ended September 30, 2009 and 10.1% of our revenues for the year ended December 31, 2008 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          As of September 30, 2009, our total consolidated long-term debt (including current portion) was approximately $1,065 million, and we had an additional $52.2 million available for borrowing on a collateralized basis under our Revolving Credit Facility after giving effect to the use of $7.8 million of the Revolving Credit Facility to secure letters of credit. In 2008, Lehman, whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. On October 6, 2008, we submitted a borrowing request for $6.0 million under our Revolving Credit Facility and received $5.4 million in net borrowing proceeds from the administrative agent. The difference between the borrowed amount and the requested amount reflects Lehman’s election to not fund its pro rata share of the borrowing as required under the facility. As a result, we do not expect that Lehman will fund its pro rata share of any future borrowing requests. The borrowing proceeds were paid back in May 2009.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the Senior Toggle Notes and the 10.75% Senior Subordinated Notes could decline and we may default under our obligations. As of September 30, 2009, substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
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
On September 29, 2009, the Company received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). The comments from the staff were issued with respect to its review of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”) and review of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 following the staff’s routine periodic review of our filings. We responded to the SEC comment letter on October 14, 2009 and provided proposed revised disclosures for these comments. The Company has included its proposed revised disclosures in this Form 10-Q. On November 5, 2009, the Company received a second comment letter from the SEC staff, relating primarily to the 10-K. The Company is preparing a response.

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

GENERAL NUTRITION CENTERS, INC. (Registrant)
November 5, 2009	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer (Principal Executive Officer)

November 5, 2009	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer (Principal Financial Officer)