Form 10-K
period 2009-12-31
GENERAL NUTRITION CENTERS, INC.
filed 2010-03-11
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
          As of March 1, 2010, all of the registrant’s common equity was privately held, and there was no public market for the registrant’s common equity nor any publicly available quotations for the registrant’s common equity. As a result, the registrant is unable to calculate the aggregate market value of the registrant’s common stock held by non-affiliates as of March 1, 2010. As of March 1, 2010, 100 shares of the registrant’s common stock, par value $0.01 per share (the “Common Stock”) were outstanding. All shares of our Common Stock are held by GNC Corporation.

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
          All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but we may not realize our expectations and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	uncertainty of the weakened economy;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with new and existing governmental regulations;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow;

•	the failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in applicable laws relating to our franchise operations; and

•	our inability to expand our franchise operations or attract new franchisees.
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
GNC
          With our worldwide network of over 6,900 locations and our www.gnc.com website, we are the leading global specialty retailer of health and wellness products, including vitamins, minerals and herbal supplements (“VMHS”) products, sports nutrition products, and diet products. We believe that the strength of our GNC® brand, which is distinctively associated with health and wellness, combined with our stores and website, give us broad access to consumers and uniquely position us to benefit from the favorable trends driving growth in the nutritional supplements industry and the broader health and wellness sector. We derive our revenues principally from product sales through our company-owned stores, franchise activities, and sales of products manufactured in our facilities to third parties. Our broad and deep product mix, which is focused on high-margin, value-added nutritional products, is sold under our GNC proprietary brands, including Mega Men®, Ultra Mega®, WELLbeING®, Pro Performance®, Pro Performance® AMP and Preventive Nutrition®, and under nationally recognized third-party brands.
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
          On February 8, 2007, GNC Parent Corporation, our ultimate parent company at that time, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Holdings” or our “Parent”). On March 16, 2007, the merger (the “Merger”) was consummated. Pursuant to the Merger Agreement, as amended, GNC Acquisition Inc. was merged with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation. Subsequently on March 16, 2007, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC.

          As a result of the Merger, GNC Acquisition Holdings Inc. became the sole equity holder of GNC Parent LLC and the ultimate parent company of both GNC Corporation, our direct parent company, and us. The outstanding capital stock of GNC Acquisition Holdings Inc. is beneficially owned by Ares Corporate Opportunities Fund II L.P. (“ACOF”), an affiliate of Ares Management LLC (“Ares”) Ontario Teachers’ Pension Plan Board (“OTPP”), certain institutional investors, certain of our directors, and certain former stockholders of GNC Parent Corporation, including members of our management. Refer to Note 1, “Nature of Business,” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters,” to our consolidated financial statements included in this report for additional information.
          Holdings and each of its stockholders is party to a stockholders agreement. Among other things, the stockholders agreement contains certain restrictions on transfer of shares of Holdings’ capital stock, and gives each of ACOF and OTPP the right to designate four members of Holdings’ board of directors (or, at the option of each, five members of the board of directors, one of which shall be independent) for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of Holdings. For additional information, see Item 13, “Certain Relationships and Related Transactions and Director Independence- Stockholders’ Agreement.”
          GNC Parent Corporation was formed as a Delaware corporation in November 2006 to acquire all the outstanding common stock of GNC Corporation.
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
Industry Overview
          We operate within the large and growing U.S. nutritional supplements retail industry. According to Nutrition Business Journal’s Supplement Business Report 2009, our industry generated an estimated $25.2 billion in sales in 2008 and an estimated $26.6 billion in 2009, and is projected to grow at an average annual rate of approximately 4% per year through 2017. Our industry is also highly fragmented, and we believe this fragmentation provides large operators, like us, the ability to compete more effectively due to scale advantages.
          We expect several key demographic, healthcare, and lifestyle trends to drive the continued growth of our industry. These trends include:
•	Increased Focus on Healthy Living. Consumers are leading more active lifestyles and becoming increasingly focused on healthy living, nutrition, and supplementation. According to the Nutrition Business Journal’s Supplement Business Report 2009, 15% of the U.S. adult population were regular or heavy users of vitamins in 2008, up from 13% in 2007. We believe that growth in the nutritional supplements industry will continue to be driven by consumers who increasingly embrace health and wellness as a critical part of their lifestyles.

•	Aging Population. The average age of the U.S. population is increasing. U.S. Census Bureau data indicates that the number of Americans age 65 or older is expected to increase by approximately 52% from 2000 to 2015. We believe that these consumers are significantly more likely to use nutritional supplements, particularly VMHS products, than younger persons, and have higher levels of disposable income to pursue healthier lifestyles.
•	Rising Healthcare Costs and Use of Preventive Measures. We believe that current economic conditions are affecting health related choices being made by consumers. A report released by the Kaiser Family Foundation and Health Research & Education Trust in 2009 found that, since 1999, the employee contribution for a family health insurance policy had risen 128%. Additionally, according to the Nutrition Business Journal’s Supplement Business Report 2009, a report by Information Resources Inc. reports that 25% of consumers indicate that they are cutting back on doctor visits. We believe that as more people lost their jobs and ability to pay for healthcare, many turned to supplements to remain healthy and ward off expensive doctor visits and pharmaceutical drugs. We believe that these measures, along with the rising cost of health care, will motivate consumers to purchase more supplements.
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
          Throughout 2009, we did not have a material concentration of sales from any single product or product line.
     Retail Locations
          Our retail network represents the leading specialty retail store network in the nutritional supplements industry according to Nutrition Business Journal’s Supplement Business Report 2009. As of December 31, 2009, there were 6,917 GNC store locations globally, including:
•	2,665 company-owned stores in the United States (all 50 states, the District of Columbia, and Puerto Rico);

•	167 company-owned stores in Canada;

•	909 domestic franchised stores;

•	1,307 international franchised stores in 47 countries; and

•	1,869 GNC franchised “store-within-a-store” locations under our strategic alliance with Rite Aid Corporation (“Rite Aid”).

          Most of our company-owned and franchised U.S. stores are between 1,000 and 2,000 square feet and are primarily located in shopping malls and strip shopping centers. We have approximately nine times the domestic store base of our nearest U.S. specialty retail competitor.
          Website. In December 2005 we started selling products through our website, www.gnc.com. This additional sales channel has enabled us to market and sell our products in regions where we have limited or no retail operations. Some of the products offered on our website may not be available at our retail locations, enabling us to broaden the assortment of products available to our customers. The ability to purchase our products through the internet also offers a convenient method for repeat customers to evaluate and purchase new and existing products. To date, we believe that most of the sales generated by our website are incremental to the revenues from our retail locations.
     Franchise Activities
          We generate income from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales, and franchise fees. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer a number of services to franchisees including training, site selection, construction assistance, and accounting services. We believe that our franchise program enhances our brand awareness and market presence and will enable us to continue to expand our store base internationally with limited capital expenditures. Over the last several years, we realigned our domestic franchise system with our corporate strategies and re-acquired or closed unprofitable or non-compliant franchised stores in order to improve the financial performance of the franchise system.
     Franchised Store-Within-a-Store Locations
          To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance in December 1998 with Rite Aid to open our GNC franchised store-within-a-store locations. Through this strategic alliance, we generate revenues from fees paid by Rite Aid for new store-within-a-store openings, sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, and retail sales of certain consigned inventory. In 2007, we extended our alliance with Rite Aid through 2014 with a five year option. At December 31, 2009, Rite Aid had opened 698 of an additional 1,125 stores that Rite Aid committed to open by December 31, 2014.
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

Products
          We offer a wide range of high-quality nutritional supplements sold under our GNC proprietary brand names, including Mega Men, Ultra Mega, WELLbeING, Pro Performance, Pro Performance AMP and Preventive Nutrition, and under nationally recognized third-party brand names. We report our sales in four major nutritional supplement categories: VMHS; sports nutrition; diet; and other wellness. We offer an extensive mix of brands and products, including over 1,800 active SKUs across multiple categories. This variety is designed to provide our customers with a vast selection of products to fit their specific needs. Sales of our proprietary brands at our company-owned stores represented approximately 56% of our net retail product revenues for 2009, 51% for 2008, and 48% for 2007.
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
          Products are delivered to our retail stores through our distribution centers located in Leetsdale, Pennsylvania; Anderson, South Carolina; and Phoenix, Arizona. Our distribution centers support our company-owned stores as well as franchised stores and Rite Aid locations. Our distribution fleet delivers our finished goods and third-party products through our distribution centers to our company-owned and domestic franchised stores on a weekly or biweekly basis depending on the sales volume of the store. Each of our distribution centers has a quality control department that monitors products received from our vendors to ensure they meet our quality standards.
          Based on data collected from our point-of-sale systems, excluding certain required accounting adjustments of $5.7 million for 2009, $4.7 million for 2008, $5.0 million for the period from March 16 to December 31, 2007, and $(0.6) million for the period from January 1 to March 15, 2007, below is a comparison of our company-owned domestic store retail product sales by major product category and the percentages of our company-owned domestic store retail product sales for the periods shown:

	Successor				Combined
	Year ended December 31,
U.S Retail Product Categories:	2009		2008		2007
			(dollars in millions)
VMHS Products	$496.4	42.7%	$465.2	41.3%	$441.2	40.7%
Sports Nutrition Products	443.4	38.2%	410.1	36.4%	387.0	35.7%
Diet Products	128.0	11.0%	148.2	13.2%	156.7	14.6%
Other Wellness Products	94.3	8.1%	102.0	9.1%	98.0	9.0%

Total U.S. Retail revenues	$1,162.1	100.0%	$1,125.5	100.0%	$1,082.9	100.0%

          The data above represents the majority of the revenue reported for the domestic portion of our retail segment. In addition to these sales, additional revenue and revenue adjustments are recorded to ensure conformity with GAAP. This includes wholesale sales revenue (to our military commissary locations), deferral of our Gold Card revenue to match the twelve month discount period of the card, and a reserve for customer returns. These items are recurring in nature, and we expect to record similar adjustments in the future.
     VMHS
          We sell vitamins and minerals in single vitamin and multi-vitamin form and in different potency levels. Our vitamin and mineral products are available in liquid, tablets, soft gelatin, and hard-shell capsules and powder forms, and are available in traditional bottle packaging form or in customized daily packet form (“Vitapak”). Many of our special vitamin and mineral formulations, such as Mega Men, Ultra Mega and WELLbeING are available only at GNC locations and on www.gnc.com. In addition to our selection of VMHS products with unique formulations, we also offer the full range of standard “alphabet”

vitamins. We sell herbal supplements in various solid dosage and soft gelatin capsules, tea, and liquid forms. We have consolidated our traditional herbal offerings under a single umbrella brand, Herbal Plus®. In addition to the Herbal Plus line, we offer a full line of whole food-based supplements and top selling herb and natural remedy products.
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
     Sports Nutrition Products
          Sports nutrition products are designed to be taken in conjunction with an exercise and fitness regimen. We typically offer a broad selection of sports nutrition products, such as protein and weight gain powders, sports drinks, sports bars, and high potency vitamin formulations, including GNC brands such as Pro Performance, Pro Performance AMP and popular third-party products.
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
     Other Wellness Products
          Other wellness products is a comprehensive category that consists of sales of our Gold Card preferred membership and sales of other nonsupplement products, including cosmetics, food items, health management products, books, and DVD’s.
     Product Development
          We strongly believe that introduction of innovative, high quality, clinically proven, superior performing products is a key driver to the business. Customers widely credit us as being leaders in health products and rate the availability of a wide variety of products as one of our biggest strengths. We identify shifting consumer trends through market research and through interactions with our customers and leading industry vendors to assist in the development, manufacturing and marketing of our new products. Our dedicated Innovation team independently drives the development of proprietary products by collaborating with vendors to provide raw materials and clinical and product development support for proprietary GNC branded products. We also work with our vendors to ensure a steady flow of preferred products that are made available exclusively to our channel for a period of time. During 2009, we targeted our product development efforts on specialty vitamins, women’s nutrition, sports nutrition and condition specific products, resulting in the introduction of the WELLbeING and AMP lines.
     Research and Development
          We have an internal research and development group that performs scientific research on potential new products and enhancements to existing products, in part to assist our product development team in creating new products, and in part to support claims that may be made as to the purpose and function of the product. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in this report.

Business Segments
          We generate revenues from our three business segments, Retail, Franchise, and Manufacturing/Wholesale. The following chart outlines our business segments and the historical contribution to our consolidated revenues by those segments, after intercompany eliminations. For a description of operating income (loss) by business segment, our total assets by business segment, total revenues by geographic area, and total assets by geographic area, see Note 19, “Segments,” to our consolidated financial statements included in this report.

	Successor				Combined
		Year ended December 31,
	2009		2008		2007
			(dollars in millions)
Retail	$1,256.3	73.6%	$1,219.3	73.6%	$1,168.6	75.3%
Franchise	264.2	15.5%	258.0	15.6%	241.1	15.5%
Manufacturing/Wholesale (Third Party)	186.5	10.9%	179.4	10.8%	143.1	9.2%

Total	$1,707.0	100.0%	$1,656.7	100.0%	$1,552.8	100.0%

Retail
          Our Retail segment generates revenues primarily from sales of products to customers at our company-owned stores in the United States and Canada, and in the United States through our website, www.gnc.com.
     Locations
          As of December 31, 2009, we operated 2,832 company-owned stores across all 50 states and in Canada, Puerto Rico, and Washington, D.C. Most of our U.S. company-owned stores are between 1,000 and 2,000 square feet and are located primarily in shopping malls and strip shopping centers. Traditional shopping mall and strip shopping center locations typically generate a large percentage of our total retail sales. With the exception of our downtown stores, virtually all of our company-owned stores follow one of two consistent formats, one for mall locations and one for strip shopping center locations. Our store graphics are periodically redesigned to better identify with our GNC customers and provide product information to allow the consumer to make educated decisions regarding product purchases and usage. Our product labeling is consistent within our product lines and the stores are designed to present a unified approach to packaging with emphasis on added information for the consumer. As an ongoing practice, we continue to reset and upgrade all of our company-owned stores to maintain a more modern and customer-friendly layout, while promoting our GNC Live Well theme.
Franchise
          Our Franchise segment is comprised of our domestic and international franchise operations. Our Franchise segment generates revenues from franchise activities primarily through product sales to franchisees, royalties on franchise retail sales, and franchise fees.
          As a means of enhancing our operating performance and building our store base, we began opening franchised locations in 1988. As of December 31, 2009, there were 2,216 franchised stores operating, including 909 stores in the United States and 1,307 international franchised stores operating in 47 countries. Approximately 89% of our franchised stores in the United States are in strip shopping centers and are typically between 1,000 and 2,000 square feet. The international franchised stores are typically smaller and, depending upon the country and cultural preferences, are located in mall, strip center, street, or store-within-a-store locations. In addition, some international franchisees sell on the internet in their respective countries. Typically, our international stores have a store format and signage similar to our U.S. franchised stores. To assist our franchisees in the successful operation of their stores and to protect our brand image, we offer site selection, construction assistance, accounting services, and a three-part training program, which consists of classroom instruction and training in a company-owned location, both of which occur prior to the franchised store opening, and actual on-site training during the first week of operations of the franchised store. We believe we have good relationships with our franchisees, as evidenced by our franchisee renewal rate of 93% between 2004 and 2009. We do not rely heavily on any single franchise operator in the United States, since the largest franchisee owns and/or operates 13 store locations.
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
          Franchises in the United States
          Revenues from our franchisees in the United States accounted for approximately 68% of our total franchise revenues for the year ended December 31, 2009. In 2009, new franchisees in the United States were required to pay an initial fee of $40,000 for a franchise license. Existing GNC franchise operators may purchase an additional franchise license for a $30,000 fee. We typically offer limited financing to qualified franchisees in the United States for terms up to five years. Once a store begins operations, franchisees are required to pay us a continuing royalty of 6% of sales and contribute 3% of sales to a national advertising fund. Our standard franchise agreements for the United States are effective for a ten-year period with two five-year renewal options. At the end of the initial term and each of the renewal periods, the renewal fee is generally 33% of the franchisee fee that is then in effect. The franchisee renewal option is at our election for all franchise agreements executed after December 1995. Franchisees must meet certain conditions in order to exercise the franchisee renewal option. Our franchisees in the United States receive limited geographical exclusivity and are required to follow the GNC store format.
          Franchisees must meet certain minimum standards and duties prescribed by our franchise operations manual and we conduct periodic field visit reports to ensure our minimum standards are maintained. Generally, we enter into a five-year lease with one five-year renewal option with landlords for our franchised locations in the United States. This allows us to secure space at cost-effective rates, which we sublease to our franchisees at cost. By subleasing to our franchisees, we have greater control over the location and have greater bargaining power for lease negotiations than an individual franchisee typically would have. In addition, we can elect not to renew subleases for underperforming locations. If a franchisee does not meet specified performance and appearance criteria, the franchise agreement outlines the procedures under which we are permitted to terminate the franchise agreement. In these situations, we may take possession of the location, inventory, and equipment, and operate the store as a company-owned store or re-franchise the location. The offering and sale of our franchises in the United States are regulated by the FTC and various state authorities. See Item 1, “—Government Regulation—Franchise Regulation.”
          International Franchises
          Revenues from our international franchisees accounted for approximately 32% of our total franchise revenues for the year ended December 31, 2009. In 2009, new international franchisees were required to pay an initial fee of approximately $25,000 for a franchise license for each full size store and average continuing royalty fees of approximately 5% of retail sales, with fees and royalties varying depending on the country and the store type. Our franchise program has enabled us to expand into international markets with limited capital expenditures. We expanded our international presence from 746 international franchised locations at the end of 2004 to 1,307 international locations as of December 31, 2009 without incurring any capital expenditures related to this expansion. We typically generate less revenue from franchises outside the United States due to lower international royalty rates and the franchisees purchasing a smaller percentage of products from us compared to our domestic franchisees.
          Franchisees in international locations enter into development agreements with us for either full-size stores, a store-within-a-store at a host location, wholesale distribution center operations or internet distribution rights. The development agreement grants the franchisee the right to develop a specific number of stores in a territory, often the entire country. The international franchisee then enters into a franchise agreement for each location. The full-size store franchise agreement has an initial ten-year term with two five-year renewal options. At the end of the initial term and renewal periods, the international franchisee has the option to renew the agreement at 33% of the franchise fee that is then in effect. Franchise agreements for international store-within-a-store locations have an initial term of five years, with two five-year renewal options. At the end of the initial term and each of the renewal periods, the international franchisee of a store-within-a-store location has the option to renew the agreement for up to a maximum of 50% of the franchise fee that is then in effect. Our international franchisees often receive exclusive franchising rights to the entire country franchised, excluding U.S. military bases. Our international franchisees must meet minimum standards and duties similar to our U.S. franchisees. Our international franchise agreements and international operations may be regulated by various country, local and international laws. See Item 1, “—Government Regulation—Franchise Regulation.”
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
          Manufacturing
          Our technologically sophisticated manufacturing and warehousing facilities support our Retail and Franchise segments and enable us to control the production and distribution of our proprietary products, better control costs, protect product quality, monitor delivery times, and maintain appropriate inventory levels. We operate two manufacturing facilities, one in Greenville, South Carolina and one in Anderson, South Carolina. We utilize our plants primarily for the production of proprietary products. Our manufacturing operations are designed to allow low-cost production of a variety of products of different quantities, sizes, and packaging configurations while maintaining strict levels of quality control. Our manufacturing procedures are designed to promote consistency and quality in our finished goods. We conduct sample testing on raw materials and finished products, including weight, purity, and micro-bacterial testing. Our manufacturing facilities also service our wholesale operations, including the manufacture and supply of Rite Aid private label products for distribution to Rite Aid locations. We use our available capacity at these facilities to produce products for sale to third-party customers.
          The principal raw materials used in the manufacturing process are natural and synthetic vitamins, herbs, minerals, and gelatin. We maintain multiple sources for the majority of our raw materials, with the remaining being single-sourced due to the uniqueness of the material. During 2009, no one vendor supplied more than 10% of our raw materials. Our distribution fleet delivers raw materials and components to our manufacturing facilities and also delivers our finished goods and third-party products to our distribution centers.

          Wholesale
                    Franchised Store-Within-a-Store Locations
          To increase brand awareness and promote access to customers who may not frequent specialty nutrition stores, we entered into a strategic alliance with Rite Aid to open GNC franchised store-within-a-store locations. As of December 31, 2009, we had 1,869 store-within-a-store locations. Through this strategic alliance, we generate revenues from sales to Rite Aid of our products at wholesale prices, the manufacture of Rite Aid private label products, retail sales of certain consigned inventory and license fees. We are Rite Aid’s sole supplier for the PharmAssure vitamin brand and a number of Rite Aid private label supplements. In 2007, we extended our alliance with Rite Aid through 2014 with a five year option. At December 31, 2009, Rite Aid had opened 698 of an additional 1,125 stores that Rite Aid has committed to open by December 31, 2014.
                    Distribution Agreement with drugstore.com
          We are in the process of negotiating a three-year extension to our current internet distribution agreement with drugstore.com, inc. which was renewed through June 2010. Through this strategic alliance, www.drugstore.com was the exclusive internet retailer of our proprietary products, the PharmAssure vitamin brand, and certain other nutritional supplements until June 2005, when this exclusive relationship terminated. This continued alliance allows us to access a larger base of customers, who may not otherwise live close to, or have the time to visit, a GNC store and provides an internet distribution channel in addition to www.gnc.com. We generate revenues from the distribution agreement with drugstore.com, inc. through sales of third-party products on a wholesale basis and through retail sales of our proprietary products on a consignment basis.
Employees
          As of December 31, 2009, we had a total of 5,271 full-time and 7,522 part-time employees, of whom approximately 10,166 were employed in the domestic portion of our Retail segment; 40 were employed in our Franchise segment; 1,371 were employed in our Manufacturing/Wholesale segment; 507 were employed in corporate support functions; and 709 were employed in Canada. None of our employees belongs to a union or is a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.
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

Trademarks and Other Intellectual Property
          We believe trademark protection is particularly important to the maintenance of the recognized brand names under which we market our products. We own or have rights to material trademarks or trade names that we use in conjunction with the sale of our products, including the GNC brand name. We also rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including trademark, patent, and trade secret laws, as well as confidentiality agreements and proprietary information agreements with vendors, employees, consultants, and others who have access to our proprietary information. Protection of our intellectual property often affords us the opportunity to enhance our position in the marketplace by precluding our competitors from using or otherwise exploiting our technology and brands. We are also a party to several intellectual property license agreements relating to certain of our products. For example, we are a party to license agreements entered into in connection with the Numico acquisition pursuant to which we license certain patent rights to Numico and Numico licenses to us specific patent rights and proprietary information. These license agreements generally continue until the expiration of the licensed patent, if applicable, or we elect to terminate the agreement, or upon the mutual consent of the parties. The patents we own generally have a term of 20 years from their filing date, although none of our owned or licensed patents are currently associated with a material portion of our business. The duration of our trademark registrations is generally 10, 15, or 20 years, depending on the country in which the marks are registered, and the registrations can be renewed by us. The scope and duration of our intellectual property protection varies throughout the world by jurisdiction and by individual product.
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

Government Regulation
     Product Regulation
          Domestic
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulates the formulation, safety, manufacture, packaging, labeling, and distribution of dietary supplements (including vitamins, minerals, and herbs), and over-the-counter drugs. The FTC has jurisdiction to regulate the advertising of these products.
          The FDCA has been amended several times with respect to dietary supplements. The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) established a new framework governing the composition, safety, labeling and marketing of dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids, and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts, or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that a dietary ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of such dietary ingredient. The FDA has announced that it plans to issue a guidance governing notification of new dietary ingredients. While it is not mandatory to comply with FDA guidance, it is a strong indication of the FDA’s current views on the topic of the guidance, including its position on enforcement. Depending upon the recommendations made in the guidance, particularly those relating to animal or human testing, such guidance could make it more difficult for us to successfully provide notification of new dietary ingredients.
          The FDA issued a consumer warning in 1996, followed by proposed regulations in 1997, covering dietary supplements that contain ephedrine alkaloids, which are obtained from the botanical species ephedra and are commonly referred to as ephedra. In February 2003, the Department of Health and Human Services announced a series of actions that the Department of Health and Human Services and the FDA planned to execute with respect to products containing ephedra, including the solicitation of evidence regarding the significant or unreasonable risk of illness or injury from dietary supplements containing ephedra and the immediate execution of a series of actions against ephedra products making unsubstantiated claims about sports performance enhancement. In addition, many states proposed regulations and three states enacted laws restricting the promotion and distribution of ephedra-containing dietary supplements. The botanical ingredient ephedra was formerly used in several third-party and private label dietary supplement products. In January 2003, we began focusing our diet category on products that would replace ephedra products. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. Sales of products containing ephedra amounted to approximately $35.2 million or 3.3% of our retail sales in 2003 and $182.9 million, or 17.1% of our retail sales in 2002. In February 2004, the FDA issued a final regulation declaring dietary supplements containing ephedra illegal under the FDCA because they present an unreasonable risk of illness or injury under the conditions of use recommended or suggested in labeling, or if no conditions of use are suggested or recommended in labeling, under ordinary conditions of use. The rule took effect April 12, 2004 and banned the sale of dietary supplement products containing ephedra. Similarly, the FDA issued a consumer advisory in 2002 with respect to dietary supplements that contain the ingredient Kava Kava, and the FDA is currently investigating adverse effects associated with ingestion of this ingredient. One of our then existing subsidiaries, Nutra Manufacturing, Inc., manufactured products containing Kava Kava from December 1995 until August 2002. All stores were instructed to stop selling products containing Kava Kava in December 2002. The FDA could take similar actions against other products or product ingredients that in its determination present an unreasonable health risk to consumers.
          DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to the FDA within 30 days of marketing, and dietary supplements bearing such claims must include the following label disclosure: “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Such statements may describe how a particular dietary ingredient affects the structure, function, or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function, or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a “health claim,” or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.
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
          On June 22, 2007, the FDA issued a final rule establishing regulations to require good manufacturing practices (“GMPs”) for dietary supplements. The regulations establish the GMPs to ensure quality throughout the manufacturing, packaging, labeling, and storing of dietary supplements. The final rule includes requirements for establishing quality control procedures, designing and constructing manufacturing plants, testing ingredients and the finished product, recordkeeping, and handling consumer product complaints. As a companion document, the FDA also issued an interim final rule that outlines a petition process for manufacturers to request an exemption to the GMPs requirements for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule, the manufacturer may be exempted from the dietary ingredient identity testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. Companies with more than 500 employees had until June 2008 to comply with the new regulations, companies with less than 500 employees had until June 2009 to comply, and companies with fewer than 20 employees have until June 2010 to comply. Our third-party suppliers or vendors who are not already compliant may not be able to comply with the new rules without incurring substantial additional expenses. In addition, if our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased costs or delays in obtaining certain raw materials and third-party products.

          In December 2006, Congress passed the Dietary Supplement and Nonprescription Consumer Protection Act (S3546) (the “Act”). The Act, which became effective in December 2007, mandates reporting of “serious adverse events” associated with dietary supplements and over-the-counter drugs to FDA by a manufacturer, packer, or distributor whose name appears on the label of the product. Records must be maintained of all adverse events for six years after receipt. The Act also makes it illegal to submit a false report to the FDA.
          The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, request a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The regulation of dietary supplements may increase or become more restrictive in the future.
          Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. Although not yet reintroduced in this session of Congress, bills have been repeatedly proposed in past sessions of Congress which would subject the dietary ingredient dehydroepiandrosterone (“DHEA”) to the requirements of the Controlled Substances Act, which would prevent our ability to sell products containing DHEA. In October 2004, legislation was passed subjecting specified substances formerly used in some dietary supplements, such as androstenedione or “andro,” to the requirements of the Controlled Substances Act. Under the 2004 law, these substances can no longer be sold as dietary supplements. Also, in March 2009, the General Accounting Office (the “GAO”) issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company as part of the existing registration requirements and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.
          The Dietary Supplement Safety Act (S 3002) was introduced in February 2010. The bill would repeal a provision of DSHEA that permits the sale of all dietary ingredients sold in dietary supplements marketed in the United States prior to October 15, 1994, and instead permit the sale of only those dietary ingredients included on a list of Accepted Dietary Ingredients to be issued and maintained by the FDA. The bill also would allow the FDA to: impose a fine of twice the gross profits earned by a distributor on sales of any dietary supplement found to violate the law; require a distributor to submit a yearly report on all non-serious Adverse Event Reports (“AERs”) received during the year to the FDA; and allow the FDA to recall any dietary supplement it determines with “a reasonable probability” would cause serious adverse health consequences or is adulterated or misbranded. The bill also would require any dietary supplement distributor to register with the FDA and submit a list of the ingredients in and copies of the labels of its dietary supplements to the FDA and thereafter update such disclosures yearly and submit any new dietary supplement product labels to the FDA before marketing any dietary supplement product. If this bill becomes law, it could severely restrict the number of dietary supplements available for sale and increase our costs and potential penalties associated with selling dietary supplements.
          The FTC exercises jurisdiction over the advertising of dietary supplements and over-the-counter drugs. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. We continue to be subject to three consent orders issued by the FTC. In 1984, the FTC instituted an investigation of General Nutrition, Incorporated, one of our then existing subsidiaries, alleging deceptive acts and practices in connection with the advertising and marketing of certain of its products. General Nutrition, Incorporated accepted a proposed consent order which was finalized in 1989, under which it agreed to refrain from, among other things, making certain claims with respect to certain of its products unless the claims are based on and substantiated by reliable and competent scientific evidence, and paid an aggregate of $0.6 million to the American Diabetes Association, Inc., the American Cancer Society, Inc., and the American Heart Association for the support of research in the fields of nutrition, obesity, or physical fitness. We also entered into a consent order in 1970 with the FTC, which generally addressed “iron deficiency anemia” type products. As a result of routine monitoring by the FTC, disputes arose concerning its compliance with these orders and with regard to advertising for certain hair care products. While we believe that General Nutrition, Incorporated, at all times, operated in material compliance with the orders, it entered into a settlement in 1994 with the FTC to avoid protracted litigation. As a part of this settlement, General Nutrition, Incorporated entered into a consent decree and paid, without admitting liability, a civil penalty in the amount of $2.4 million and agreed to adhere to the terms of the 1970 and 1989 consent orders and to abide by the provisions of the settlement document concerning hair care products. We do not believe that future compliance with the outstanding consent decrees will materially affect our business operations. In 2000, the FTC amended the 1970 order to clarify language in it that was believed to be ambiguous and outmoded.
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
     Environmental Compliance
          In March 2008, the South Carolina Department of Health and Environmental Control (“DHEC”) requested that we investigate our South Carolina facility for a possible source or sources of contamination detected on an adjoining property. We have commenced the investigation at the facility as requested by DHEC. After several phases of the investigation the possible source or sources of contamination have not been sufficiently identified. We are continuing such investigation. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of our potential liability.

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
Risks Relating to Our Business and Industry
General economic conditions, including a prolonged weakness in the economy, may affect consumer purchases, which could adversely affect our sales and the sales of our business partners.
          Our results, and those of our business partners to whom we sell, are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer product purchases, including purchases of our products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business and our revenues and profits.
We operate in a highly competitive industry. Our failure to compete effectively could adversely affect our market share, revenues, and growth prospects.
          The U.S. nutritional supplements retail industry is large and highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased price competition for those products as more participants enter the market. For example, when the trend in favor of low-carbohydrate products developed, we experienced increased competition for our diet products from supermarkets, drug stores, mass merchants and other food companies, which adversely affected sales of our diet products. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues, and growth prospects.
Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues.
          We are highly dependent upon consumer perception of the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. For example, sales of some of our VMHS products, such as St. John’s Wort, Sam-e, and Melatonin, and more recently sales of Vitamin E, were initially strong, but we believe decreased substantially as a result of negative publicity. As a result of the above factors, our operations may fluctuate significantly from quarter to quarter. Period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues.
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
          The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.” See Item 1, “Business — Government Regulation — Product Regulation” for additional information. Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.
          Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, the Dietary Supplement and Nonprescription Drug Consumer Protection Act (S3546) which was passed by Congress in December 2006, imposes significant new regulatory requirements on dietary supplements including reporting of “serious adverse events” to FDA and recordkeeping requirements. This legislation could raise our costs and negatively impact our business. In June 2007, the FDA adopted final regulations on GMPs in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which apply to the products we manufacture. These regulations require dietary supplements to be prepared, packaged, and held in compliance with certain rules. These new regulations could raise our costs and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with the new rules without incurring substantial expenses. If our third-party suppliers or vendors are not able to timely comply with the new rules, we may experience increased cost or delays in obtaining certain raw materials and third-party products. Also, the FDA has announced that it plans to publish a guidance governing the notification of new dietary ingredients. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views on the topic discussed in the guidance, including its position on enforcement. Depending on its recommendations, particularly those relating to animal or human testing, such guidance could also raise our costs and negatively impact our business. We may not be able to comply with the new rules without incurring additional expenses, which could be significant. For example, the Dietary Supplement Safety Act (S3002) was introduced in February 2010 and contains many restrictive provisions on the sale of dietary supplements, including, but not limited to, provisions that limit the dietary ingredients acceptable for use in dietary supplements, increased fines for violations of DSHEA, and increased registration and reporting requirements with the FDA. If enacted, this bill could severely restrict the number of dietary supplements available for sale and increase our costs and potential penalties associated with selling dietary supplements.

Our failure to comply with FTC regulations and existing consent decrees imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.
          The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to three consent decrees that limit our ability to make certain claims with respect to our products and required us in the past to pay civil penalties and other amounts in the aggregate amount of $3.0 million. See Item 1, “Business — Government Regulation — Product Regulation” for more information. Failure by us or our franchisees to comply with the consent decrees and applicable regulations could occur from time to time. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.
We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.
          As a retailer, distributor, and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Although our purchase agreements with our third party vendors typically require the vendor to indemnify us to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. To the extent we are unable to obtain full recovery from the insurer or any third party in respect of any claims against us in connection with products manufactured by such party, we could seek recovery directly from such party.
          We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of January 25, 2010, we have been named as a defendant in twenty pending cases involving the sale of Hydroxycut diet products, including six putative class action cases and eight personal injury cases. See Item 3, “Legal Proceedings.” Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income.
Compliance with the Iovate Hydroxycut recall has reduced our sales and margin and may adversely affect our results of operations.
          In May 2009, the FDA warned consumers to stop using Hydroxycut diet products, which are produced by Iovate Health Sciences, Inc. (“Iovate”), which were sold in our stores. Iovate issued a voluntary recall, with which we fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008, and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter we experienced a reduction in sales and margin due to this recall as a result of accepting returns of products from customers and a loss of sales as a replacement product was not available. Through December 31, 2009, we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. A significant majority of the retail refunds occurred in our second quarter; the wholesale refunds were recognized in the early part of the third quarter. At the end of June, Iovate launched new reformulated

Hydroxycut products that we began to sell in our stores. Although sales in the second half of 2009 of the new reformulated Hydroxycut trailed pre-recall levels, strong sales in our core sports, vitamins and herbs, along with other new third party diet products, helped to mitigate the Hydroxycut sales decline.
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
          Our manufacturing operations produced approximately 35% and 34% of the products we sold for years ended December 31, 2009 and 2008, respectively. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. During 2009, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors becomes unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force of nature, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
          As of both December 31, 2009 and December 31, 2008, approximately 32% of our retail locations were operated by franchisees. Our franchise operations generated approximately 15.5% and 15.6% of our revenues for the years ended December 31, 2009 and 2008, respectively. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. In the twelve months ended December 31, 2009, a net 45 domestic franchise stores were closed. The closing of franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
          As of December 31, 2009, Rite Aid operated 1,869 GNC franchised “store-within-a-store” locations and has committed to open additional franchised “store-within-a-store” locations. Revenue from sales to Rite Aid (including license fee revenue for new store openings) represented approximately 3.3% of total revenue for the year ended December 31, 2009. Any liquidity and operational issues that Rite Aid may experience could impair its ability to fulfill its obligations and commitments to us, which would adversely affect our operating results and financial condition.
Economic, political, and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
          As of December 31, 2009, we had 167 company-owned Canadian stores and 1,307 international franchised stores in 47 countries. We derived 10.2% of our revenues for the year ended December 31, 2009 and 10.1% of our revenues for 2008 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          As of December 31, 2009, our total consolidated long-term debt (including current portion) was approximately $1,059.8 million, and we had an additional $52.1 million available for borrowing on a collateralized basis under our $60.0 million senior revolving credit facility after giving effect to the use of $7.9 million of the Revolving Credit Facility to secure letters of credit. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. We do not expect that Lehman will fund its pro rata share of the borrowing as required under the facility. If other financial institutions that have extended credit commitments to us are adversely affected by the condition of the U.S. and international capital markets, they may become unable to fund borrowings under the Revolving Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes. The borrowing proceeds were paid back in May 2009.
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
          All of the debt under our senior credit facility bears interest at variable rates. Our unhedged debt is subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, the trading price of the Senior Toggle Notes and the 10.75% Senior Subordinated Notes could decline and we may default under our obligations. As of December 31, 2009 substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.

ITEM 2. PROPERTIES.
          As of December 31, 2009, there were 6,917 GNC store locations globally. In our Retail segment, all but one of our company-owned stores are located on leased premises that typically range in size from 1,000 to 2,000 square feet. In our Franchise segment, primarily all of our franchised stores in the United States and Canada are located on premises we lease and then sublease to our respective franchisees. All of our franchised stores in the remaining international markets are owned or leased directly by our franchisees. No single store is material to our operations.
As of December 31, 2009, our company-owned and franchised stores in the United States and Canada (excluding store-within-a-store locations) and our other international franchised stores consisted of:

	Company-
United States and Canada	Owned Retail	Franchise
Alabama	34	10
Alaska	7	5
Arizona	50	8
Arkansas	20	6
California	229	124
Colorado	63	10
Connecticut	40	4
Delaware	14	4
District of Columbia	6	1
Florida	219	96
Georgia	91	47
Hawaii	21	0
Idaho	7	5
Illinois	97	48
Indiana	55	20
Iowa	27	4
Kansas	24	6
Kentucky	39	9
Louisiana	39	10
Maine	8	0
Maryland	52	21
Massachusetts	59	6
Michigan	77	37
Minnesota	60	10
Mississippi	21	9
Missouri	43	20
Montana	4	3
Nebraska	11	11
Nevada	19	11
New Hampshire	15	5
New Jersey	79	34
New Mexico	19	2
New York	160	37
North Carolina	97	24
North Dakota	6	0
Ohio	108	40
Oklahoma	29	11
Oregon	23	5
Pennsylvania	142	33
Puerto Rico	23	0
Rhode Island	13	1
South Carolina	29	22
South Dakota	5	0
Tennessee	42	26
Texas	198	80
Utah	24	5
Vermont	4	0
Virginia	84	21
Washington	48	13
West Virginia	20	2
Wisconsin	56	3
Wyoming	5	0
Canada	167	2

Total	2,832	911

International	Franchise
Aruba	2
Australia	40
Azerbaijan	1
Bahamas	3
Bahrain	3
Bolivia	3
Brunei	2
Bulgaria	4
Cayman Islands	2
Chile	135
Costa Rica	14
Cyprus	3
Dominican Republic	18
Ecuador	14
El Salvador	9
Ghana	1
Guam	1
Guatemala	32
Honduras	4
Hong Kong	52
India	36
Indonesia	35
Israel	2
Kuwait	5
Lebanon	6
Malaysia	49
Mexico	322
Mongolia	3
Nigeria	2
Oman	2
Pakistan	6
Panama	5
Peru	44
Philippines	35
Qatar	4
Saudi Arabia	49
Singapore	58
South Korea	136
Spain	2
Taiwan	29
Thailand	30
Trinidad	1
Turkey	57
UAE	6
Ukraine	1
Venezuela	37

Total	1,305

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
          We lease three small regional sales offices in Fort Lauderdale, Florida; Tustin, California; and Mississauga, Ontario. None of the regional sales offices is larger than 6,500 square feet. Our 253,000 square-foot corporate headquarters in Pittsburgh, Pennsylvania, is owned by Gustine Sixth Avenue Associates, Ltd., a Pennsylvania limited partnership, of which we are a limited partner entitled to share in 75% of the partnership’s profits or losses. The partnership’s ownership of the land and buildings, and the partnership’s interest in the ground lease to us, are all encumbered by a mortgage in the original principal amount of $17.9 million, with an outstanding balance of $7.2 million as of December 31, 2009. This partnership is included in our consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.
          We are engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. We continue to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If we are required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its business or financial condition. We currently maintain product liability insurance with a deductible/retention of $3.0 million per claim with an aggregate cap on retained loss of $10.0 million. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as an additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase its costs and adversely affect our reputation, revenues and operating income.
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

          In April 2006, we filed pleadings seeking to remove the then-pending Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions were pending. At the same time, we filed motions seeking to transfer the then-pending Andro Actions to the U.S. District Court, Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying it with Andro Products, and from whom it sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), had filed for bankruptcy. We were successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the U.S. District Court, Southern District of New York based on bankruptcy jurisdiction. The California case, Guzman v. General Nutrition Companies, Inc., was not removed and remains pending in the Superior Court of the State of California for the County of Los Angeles.
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
          On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an order to that effect. In August 2008, plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit, and oral argument was heard on October 14, 2009. The Second Circuit reversed the dismissal and remanded the case to the U.S. District Court, Southern District of New York.
          In the Guzman case in California, plaintiffs’ Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008. Oral arguments took place on January 15, 2010 and the court reversed the order denying class certification.
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
          California Wage and Break Claim. On November 4, 2008, ninety-eight plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that we failed to pay them split shift and overtime compensation to which they were entitled under California law. Discovery in this case is ongoing and we are vigorously defending these matters. The court has developed a mediation procedure for handling the pending claims and has ordered the parties to mediate with small groups of plaintiffs and stayed the case as to the plaintiffs not participating in the mediations. The first of the mediation sessions occurred February 10, 2010 and March 4, 2010 and did not result in any settlements. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchisee bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using our Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiff’s individual claims were settled and dismissed. On March 18, 2009, our motion for summary judgment was granted as to the CBPC class claim. In April 2009, GNC filed a motion for court costs and attorneys’ fees and the court ordered the plaintiffs to pay approximately $0.4 million to GNC for its fees and costs. Plaintiff’s judgment was satisfied in full by October 6, 2009, and a Satisfaction of Judgment was filed with the court on that date.
          Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a complaint against General Nutrition Corporation and us in the Superior Court of the State of California for the County of Alameda. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action brought under California Unfair Competition and False Advertising Law asserts, among other things, that the non-GNC product “Nikki Haskell’s Star Caps,” contained a prescription diuretic ingredient that was not disclosed on the label. On March 31, 2009, GNC filed a motion to dismiss. By order dated June 10, 2009, the court dismissed three of the seven counts asserted by plaintiffs. In September 2009, a settlement was reached, contemplating payment of an immaterial amount of attorneys’ fees to putative class counsel by GNC, and distribution of GNC discount coupons to certain putative class members. The court signed the stipulation of dismissal on October 27, 2009.
          DiMauro Claim. On December 18, 2008, plaintiffs Laura and Charles DiMauro filed a personal injury complaint against General Nutrition Corporation in Circuit Court for Miami-Dade County Florida. Plaintiffs allege that Laura DiMauro’s use and consumption of a non-GNC product called “Up Your Gas” resulted in liver failure that required a liver transplant in August 2007. Plaintiffs assert, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. GNC has moved to dismiss this case on the grounds of forum non conveniens. In December 2009, a settlement was reached, contemplating payment of an immaterial amount by GNC.
          Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, General Nutrition Centers, Inc. in Superior Court of New Jersey (Law Division/Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. GNC tendered the claim to the insurance company of the franchisee whose GNC store sold and allegedly misrepresented the product. On or about October 9, 2009, GNC answered plaintiff’s first amended complaint and cross-claimed against co-defendants Proviant Technologies and Ergopharm. Discovery in this case is ongoing and we are vigorously defending the matter. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.

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
          Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled fourteen Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in 22 lawsuits in several states (note that prior to May 1, 2009, GNC was a co-defendant in one Hydroxycut case, Ciavarra (see “Ciavarra Claim” entry above)). Iovate previously accepted GNC’s tender request for defense and indemnification under its purchasing agreement with GNC and, as such, Iovate has accepted GNC’s request for defense and indemnification in the new Hydroxycut matters. GNC’s ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage and the creditworthiness of its insurer, and the absence of significant defenses by the insurer. To the extent GNC was not fully compensated by Iovate’s insurer, it could seek recovery directly from Iovate. GNC’s ability to fully recover such amounts would be limited by the creditworthiness of Iovate.
          GNC has been named in 23 lawsuits related to Hydroxycut: 17 individual, largely personal injury claims (including Ciavarra discussed above) and 6 putative class actions, generally inclusive of claims of consumer fraud, misrepresentation, strict liability, and breach of warranty.
          The following 16 personal injury matters were filed by individuals claiming injuries from use and consumption of Hydroxycut-branded products:
•	Michael Owens and Donna Owens v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles, BC413006 (filed May 1, 2009);

•	Eva M. Stasiak v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles, BC413201 (filed May 11, 2009);

•	Jaime Ruben Perez v. Gerald Brandt, individually and d/b/a/ Breakthru Products, et al., 229th Judicial District, Duval County, Texas (filed May 29, 2009);

•	Juan A. Noyola, II v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Southern District of New York, 09CV6740 (filed July 29, 2009);

•	Christopher and Dana Hamilton v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Ohio, 09CV1944 (filed August 18, 2009);

•	Hector Manuel Abarca and Diana Curiel v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of California, 09CV3861 (filed August 21, 2009);

•	Jessica Rogoff v. General Nutrition Centers, Inc., et al., Superior Court of the State of California, County of Los Angeles, BC422842 (filed September 29, 2009);

•	Pattie Greenwood, et al. v. Iovate Health Sciences, USA, Inc., et al., State Court of Oklahoma County, CJ-2009-10759 (filed October 30, 2009);

•	Lucretia Ballou v. Muscletech Research and Development, Inc., et al., U.S. District Court, Western District of Louisiana, 09CV1996 (filed December 3, 2009);

•	Clinton Davis v. GNC Corporation, et al., U.S. District Court, Eastern District of Pennsylvania, 09CV5055 (filed November 11, 2009);

•	Michael Fyalka v. Iovate Health Sciences, et al., U.S. District Court, Southern District of Illinois, 09CV944 (filed November 10, 2009);

•	Monica Fay Stepter v. Iovate Health Sciences, USA, Inc., et al., 17th Judicial District Court, Parish of LaFourche, Louisiana (filed November 25, 2009);

•	Andrew Nolley v. Muscletech Research and Development, et al., U.S. District Court, Northern District of Mississippi, 09CV140 (filed December 18, 2009);

•	Kerry Donald v. Iovate Health Sciences Group, et al., Supreme Court of the State of New York, Kings County (filed January 22, 2010);

•	Casey Slyter v. GNC Corporation, et al., U.S. District Court, District of Kansas, 10CV2065 (filed January 29, 2010); and

•	Debra Rutherford, et al. v. Muscletech Research and Development, Inc., U.S. District Court, Northern District of Alabama, 10CV370 (filed February 19, 2010).
Plaintiffs in the Owens and Stasiak cases dismissed those cases without prejudice in June 2009. Plaintiff Perez filed a Notice of Non-suit without prejudice which was granted by court order on November 18, 2009. Plaintiff Noyola amended the original complaint in December 2009 and did not identify GNC as a defendant.
          The following six putative class actions generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty:
•	Andrew Dremak, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California, 09CV1088 (filed May 19, 2009);

•	Enjoli Pennier, et al. v. Iovate Health Sciences, et al., U.S. District Court, Eastern District of Louisiana, 09CV3533 (filed May 13, 2009);

•	Alejandro M. Jimenez, et al. v. Iovate Health Sciences, Inc., et al., U.S. District Court, Eastern District of California, 09CV1473 (filed May 28, 2009);

•	Amy Baker, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama, 09CV872 (filed May 4, 2009);

•	Kyle Davis and Sara Carreon, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama, 09CV896 (filed May 7, 2009); and

•	Lenny Charles Gunn, Tonya Rhoden, and Nicholas Atelevich, et al., v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California, 09CV2337 (filed October 24, 2009).
By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions (including the above-listed GNC class actions) in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087). Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
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
          Chen Claim. On April 30, 2009, plaintiff Yuging “Phillis” Chen filed a Third Amended Complaint against, among others, Nutra Manufacturing, Inc., in the Superior Court of California for the County of Los Angeles. Plaintiff alleges that her use and consumption of various products, including Mega Garlic Plus and Herbalifeline, manufactured by Nutra Manufacturing, caused personal injuries. Plaintiff asserts, among other things, claims for strict liability, negligence, and fraud, and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.

          California False Labeling and Consumer Fraud Claims. Beginning in May 2009, a series of false labeling and consumer fraud cases (listed below) were filed in California in connection with label claims of non-GNC products sold in the Company’s stores.
•	Michael Gonzales and Zia Nawabi, et al. v. Maximum Human Performance, Inc., et al., U.S. District Court, Central District of California, 09CV532 (filed May 5, 2009) (“Musclemeds”);

•	Michael Campos and Michael Gonzales, et al. v. LG Sciences, LLC, et al., Superior Court of California, for the County of Orange, removed to U.S. District Court, Central District of California, 09CV663 (filed May 20, 2009) (“LG Sciences”);

•	Nicole Forlenza and Shaiden Monroe, et al. v. Dynakor Pharmacal, LLC, et al., U.S. District Court, Central District of California, 09CV3730 (filed May 26, 2009) (“Basic Research — Akävar”);

•	Vance Monroe and Mac Gonzales, et al. v. Biotab Nutraceuticals, Inc., et al., U.S. District Court, Southern District of California, 09CV1207 (filed June 3, 2009);

•	Richard Johnson, et al. v. Vianda, LLC, et al., Superior Court of California, for the County of Los Angeles, BC 423825 (filed October 20, 2009); and

•	Michael Flores, et al. v. EP2. Inc., et al., U.S. District Court, Central District of California, 09CV7872 (filed October 28, 2009).
The LG Sciences matter was settled and dismissed in August 2009. A settlement was reached and approved by the Court in December 2009 in the Musclemeds case. Plaintiffs in the Basic Research - Akävar case dismissed GNC with prejudice in January 2010, after which a similar action, Shalena Dysthe, et al., v. Basic Research, et al., U.S. District Court, Central District of California, 09CV8013 (filed November 2, 2009) was filed by a different law firm.
While only seven lawsuits of this type have been filed to date, GNC expects the number of these types of cases to grow, as we have received four additional demand notices of similar claims. In all instances, the GNC vendors of the products at issue have agreed to defend and indemnify GNC. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
          There is no established public trading market for our common stock. As of March 1, 2010, 100 shares of our Common Stock were outstanding, all of which are held by our Parent. As of December 31, 2009, there was one holder of our common stock and there were 39 holders of our ultimate Parent’s common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this report.
Dividends
          In July 2009, our board of directors declared a $13.6 million dividend to our direct parent company, GNC Corporation, with a payment date of August 30, 2009. GNC Acquisition Holdings, Inc., our ultimate parent company, was the final recipient of this dividend. The dividend was paid with cash generated from operations.
          Any dividends that we may pay in the future will be subject to the determination and approval of our board of directors. We are subject to certain restrictions on our ability to pay dividends under the terms of the Senior Credit Facility, Senior Notes, and Senior Subordinated Notes.
Securities Authorized for Issuance under Equity Compensation Plans
          Upon completion of the Merger, our Parent adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the 2007 Plan is to enable us to attract, retain, and reward highly qualified personnel who will contribute to our success. The 2007 Plan provides for the granting of stock options, restricted stock, and certain other stock-based awards. Awards under the 2007 Plan may be granted to certain eligible employees, directors, consultants, or advisors as determined by the administering committee of our ultimate Parent’s board of directors. As of December 31, 2009 the total number of shares of our ultimate Parent’s Class A common stock reserved and available under the 2007 Plan is 10,419,178 shares. Stock options granted under the 2007 Plan are granted at not less than fair market value (or, in the case of persons holding more than 10% of the voting power of us, our ultimate Parent, or our subsidiaries, less than 110% of fair market value), generally vest over a five-year vesting schedule, and expire after ten years from date of grant. If any award granted under the 2007 Plan expires, terminates, is canceled, or is forfeited for any reason, the number of shares underlying such award will become available for future awards under the 2007 Plan. No awards other than stock options have been granted under the 2007 Plan.

			Number of
			securities remaining
			available for future
			issuance under
			equity
	Number of securities	Weighted-average	compensation plans
	to be issued upon	exercise price of	(excluding
	exercise of	outstanding	securities
	outstanding options,	options, warrants	reflected in first
Plan category	warrants and rights	and rights	column)
Equity compensation plans approved by security holders	9,263,640 [1]	$7.27	1,155,538
Equity compensation plans not approved by security holders	12,750	$5.00 [2]	—
Total	9,276,390	$7.27	1,155,538

(1)	Consists of options to purchase shares of our Parent’s Class A common stock granted pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan.

(2)	Plus accrued and unpaid dividends through the date of exercise.

          On September 1, 2009, David Berg joined the Company as its Executive Vice President of Global Business Development and Chief Operating Officer, International. In connection with his employment, our Parent’s Compensation Committee granted Mr. Berg certain options (“Preferred Stock Options”) to purchase 12,750 shares of our ultimate Parent’s Series A Cumulative Preferred Stock, par value $0.001 per share (“Preferred Stock”), pursuant to the terms of a Preferred Stock Option Agreement. The Preferred Stock Options are not governed by the 2007 Plan, and the grant was not approved by our or our Parent’s security holders. The Preferred Stock Options have an exercise price equal to $5.00 per share (plus accrued and unpaid dividends through the date of exercise). A portion of the Preferred Stock Options vest on the first anniversary of employment; the balance vest on the second anniversary; provided, that Mr. Berg is permitted to exercise his vested Preferred Stock Options only within the seven day period following each vesting date. If Mr. Berg does not exercise his vested Preferred Stock Options within such exercise period, then such vested Preferred Stock Options terminate and expire. See Item 11, “Executive Compensation — Employment and Separation Agreements.”

ITEM 6. SELECTED FINANCIAL DATA.
          The selected consolidated financial data presented below as of and for the years ended December 31, 2009 and 2008 and as of December 31, 2007 (the Successor Periods), for the period March 16 to December 31, 2007, and for the period January 1, 2007 to March 15, 2007 (the Predecessor Period) are derived from our audited consolidated financial statements and their notes included in this report. The selected consolidated financial data presented below as of and for the years ended December 31, 2006 and 2005, are derived from our audited consolidated financial statements and their notes, which are not included in this report. The selected consolidated financial data as of March 15, 2007, December 31, 2006, and 2005 and for the period from January 1, 2007 to March 15, 2007 and for the years ended December 31, 2006 and 2005 represent the period during which General Nutrition Centers, Inc. was owned by Apollo.
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

	Successor			Predecessor
	Year Ended	Year Ended	March 16-	January 1-	Year Ended	Year Ended
	December 31,	December 31,	December 31,	March 15,	December 31,	December 31,
(dollars in millions)	2009	2008	2007	2007	2006	2005

Statement of Operations Data:
Revenue:
Retail	$1,256.3	$1,219.3	$909.3	$259.3	$1,122.7	$989.4
Franchising	264.2	258.0	193.9	47.2	232.3	212.8
Manufacturing/Wholesale	186.5	179.4	119.8	23.3	132.1	115.5

Total revenue	1,707.0	1,656.7	1,223.0	329.8	1,487.1	1,317.7
Cost of sales, including costs of warehousing, distribution and occupancy	1,116.4	1,082.6	814.2	212.2	983.5	898.7

Gross profit	590.6	574.1	408.8	117.6	503.6	419.0
Compensation and related benefits	263.0	249.8	195.8	64.3	260.8	228.6
Advertising and promotion	50.0	55.1	35.0	20.5	50.7	44.7
Other selling, general and administrative	96.5	98.7	71.3	17.3	92.4	76.2
Other expense(income)(1)	(0.1)	0.7	(0.4)	(0.1)	0.5	(3.1)
Merger related costs	—	—	—	34.6	—	—

Operating income (loss)	181.2	169.8	107.1	(19.0)	99.2	72.6

Interest expense, net	70.0	83.0	75.5	43.0	39.6	43.1

Income (loss) before income taxes	111.2	86.8	31.6	(62.0)	59.6	29.5
Income tax expense (benefit)	41.6	32.0	12.6	(10.7)	22.2	10.9

Net income (loss)	$69.6	$54.8	$19.0	$(51.3)	$37.4	$18.6

(1)	Other expense (income) includes foreign currency (gain) loss for all of the periods presented. Other expense (income) for the year ended December 31, 2006 included $1.2 million loss on the sale of our Australian manufacturing facility. Other expense (income) for the year ended December 31, 2005 included $2.5 million transaction fee income related to the transfer of our GNC Australian franchise rights to an existing franchisee.

	Successor			Predecessor
	Year Ended	Year Ended	March 16-	January 1-	Year Ended	Year Ended
	December 31,	December 31,	December 31,	March 15,	December 31,	December 31,
(dollars in millions)	2009	2008	2007	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$75.1	$42.3	$28.9	$9.5	$24.1	$86.0
Working capital (2)	382.6	305.1	258.1	233.6	249.5	298.7
Total assets	2,303.6	2,292.0	2,239.6	974.1	968.8	1,025.6
Total current and non-current long-term debt	1,059.8	1,084.7	1,087.0	10.7	431.4	473.4
Stockholder’s equity	717.5	652.1	608.7	680.8	312.3	340.9

Other Data:
Net cash provided by (used in) operating activities	114.0	77.4	92.0	(50.9)	73.6	65.1
Net cash used in investing activities	(42.2)	(60.4)	(1,671.4)	(6.2)	(23.4)	(21.5)
Net cash (used in) provided by financing activities	(39.3)	(3.4)	1,598.7	42.8	(112.2)	(42.6)
Capital expenditures	$28.7	$48.7	$28.9	$5.7	$23.8	$20.8
Number of stores (at end of period):
Company-owned stores (3)	2,832	2,774	2,745	2,699	2,688	2,650
Franchised stores (3)	2,216	2,144	2,056	2,018	2,007	2,014
Franchised store-within-a-store locations (3)	1,869	1,712	1,358	1,266	1,227	1,149

(2)	Working capital represents current assets less current liabilities.

(3)	The following table summarizes our stores for the periods indicated:

	Successor			Predecessor
	Year Ended	Year Ended	March 16-	January 1-	Year Ended	Year Ended
	December 31,	December 31,	December 31,	March 15,	December 31,	December 31,
	2009	2008	2007	2007	2006	2005

Company-owned stores
Beginning of period balance	2,774	2,745	2,699	2,688	2,650	2,642
New store openings	45	71	64	18	54	35
Franchise conversions (a)(b)	53	33	44	17	80	102
Store closings(b)	(40)	(75)	(62)	(24)	(96)	(129)

End of period balance	2,832	2,774	2,745	2,699	2,688	2,650

Franchised stores
Domestic
Beginning of period balance	954	978	1,022	1,046	1,156	1,290
Store openings (b)	31	41	16	4	5	17
Store closings (c)	(76)	(65)	(60)	(28)	(115)	(151)
End of period balance	909	954	978	1,022	1,046	1,156

International
Beginning of period balance	1,190	1,078	996	961	858	746
Store openings	187	198	115	44	169	132
Store closings	(70)	(86)	(33)	(9)	(66)	(20)
End of period balance	1,307	1,190	1,078	996	961	858

Store-within-a-store (Rite Aid)
Beginning of period balance	1,712	1,358	1,266	1,227	1,149	1,027
Store openings	177	401	101	39	80	130
Store closings	(20)	(47)	(9)	—	(2)	(8)

End of period balance	1,869	1,712	1,358	1,266	1,227	1,149

Total Stores	6,917	6,630	6,159	5,983	5,922	5,813

(a)	Stores that were acquired from franchisees and subsequently converted into company-owned stores.

(b)	Includes corporate store locations acquired by franchisees.

(c)	Includes franchised stores closed and acquired by us.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
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
Business Overview
          We are a leading global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and online through www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 6,900 locations operating under the GNC brand name.
    Revenues and Operating Performance from our Business Segments
          We measure our operating performance primarily through revenues and operating income from our three business segments, Retail, Franchise, and Manufacturing/Wholesale, and through the management of unallocated costs from our warehousing, distribution and corporate segments, as follows:
•	Retail revenues are generated by sales to consumers at our company-owned stores and online through www.gnc.com. Although we believe that our retail and franchise businesses are not seasonal in nature, historically we have experienced, and expect to continue to experience, a variation in our net sales and operating results from quarter to quarter, with the first half of the year being stronger than the second half of the year. As a leader in our industry, we expect our retail revenue growth to be consistent with projected industry growth as a result of our disproportionate market share, scale economies in purchasing and advertising, strong brand awareness, and vertical integration.

•	Franchise revenues are generated primarily from:
(1)	product sales to our franchisees;

(2)	royalties on franchise retail sales; and

(3)	franchise fees, which are charged for initial franchise awards, renewals, and transfers of franchises.
          Since we do not anticipate the number of our domestic franchised stores to grow substantially, we expect our domestic franchise revenue growth will be generated by royalties on increased franchise retail sales and product sales to our existing franchisees. We expect that an increase in the number of our international franchised stores over the next five years will result in increased initial franchise fees associated with new store openings and increased revenues from product sales to new franchisees. As international franchise trends continue to improve, we also anticipate that franchise revenue from international operations will be driven by increased product sales to our franchisees. Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currency may offset some of the growth in royalty revenue.
•	Manufacturing/wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com. License fee revenue from the opening of GNC franchised store-within-a-store locations within Rite Aid stores is also recorded in this segment. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity.

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
Executive Overview
          Our recent results of operations continue the favorable trend seen in recent years. In the retail segment, our domestic retail comparable store sales, including e-commerce, increased 2.8% for 2009 as compared to 2008. Included in this increase is a 29.9% increase in our www.gnc.com business. We achieved these results in a difficult economic environment, when many other retailers were posting negative comparable store sales, and despite a short-term reduction in revenue that we experienced in 2009 due to the Hydroxycut recall. Our core product categories of VMHS and Sports Nutrition have delivered strong consistent performance. Another reason for our strong results is the emphasis we place on innovation and the introduction of new products. For example, clinical testing and research provided the framework for the 2009 introduction of Pro Performance AMP, a product line targeted at avid athletes. Additionally, the WELLbeING product line launched in early 2009 provides formulations and vitamin products uniquely designed for women. These products were introduced with the intention of attracting new customers to our stores.
          Our www.gnc.com business continues to grow, with a 29.9% increase in revenue in 2009 compared with 2008. We redesigned our website in the latter part of 2009, enhancing the site’s functionality through improved search capabilities, navigation and expanded content. We expect these enhancements to allow us to continue to grow our revenue through increased traffic and conversion rates.
          Our domestic franchise business is aligned with our corporate operating standards, and key performance indicators to our domestic franchise stores are consistent with our company store results. We continue to see growth in sales of our GNC brand products, particularly in the higher margin Pro Performance brand and in sales of our proprietary Vitapaks, which has helped to strengthen the franchise system. Without committing our own capital resources, our international franchise system has continued

to grow and strengthen our presence globally, with the addition of 117 and 112 net new locations in 2009 and 2008, respectively. For 2009, the international franchise business recognized a 9.8% increase in revenue, compared with 2008, primarily on the strength of higher product sales.
          Our manufacturing strategy is designed to provide our stores with proprietary products at the lowest possible cost, and utilize additional capacity to promote production efficiencies and enhance our position in the third party contract business. Under this strategy, our third party manufacturing sales grew 38.7% and 3.8% in 2008 and 2009, respectively, over the prior year periods. We expect continuing steady performance from our manufacturing plant utilizing this strategy.
          We believe that the strength of our brand and our leadership position in the health and wellness sector provide significant future opportunities to capitalize on favorable demographics and consumer trends. In our experience, our customers have continued to focus on their personal health and well-being during economic downturns; nonetheless, a continued downturn or an uncertain outlook in the economy may materially and adversely affect our business and financial results.
          While our 2009 results do not reflect a negative impact due to the general downturn of the economy, the downturn could affect our business and operating results in the future. Our results depend on a number of factors impacting consumer spending, including, but not limited to, general economic and business conditions, consumer confidence, consumer debt levels, availability of consumer credit, and the level of customer traffic within malls and other shopping environments. Consumer purchases of products, including ours and those of our partners, may decline during recessionary periods.
          If consumer purchases of products decline, we could be impacted in the following ways:
•	retail sales at our company stores and through our website could decline;

•	demand for our branded products produced at our manufacturing plant could decline;

•	demand for products produced for distributors and other retailers / wholesalers could diminish;

•	our domestic franchisees may choose not to renew their franchise licenses, which in turn would lower our franchise product revenue; and

•	our international franchisees may experience decreased revenue resulting in lower royalties and product revenue to us; additionally, a strengthening of the U.S. dollar may impact us, as our international franchisees purchase inventory from and pay royalties to us in U.S. dollars.
          In May 2009, the FDA warned consumers to stop using certain Hydroxycut products, produced by Iovate Health Sciences, Inc., which were sold in our stores. Iovate issued a voluntary recall, with which we immediately fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008 and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter, we experienced a reduction in sales and margin due to the recall as a result of accepting returns of products from customers and a loss of sales as a Hydroxycut replacement product was not available. Through December 31, 2009, we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. A significant majority of the retail refunds occurred in our second quarter; the wholesale refunds were recognized in the early part of the third quarter. All returns of product by our customers were recognized as a reduction in sales in the period when the return occurred. At the end of June, Iovate launched new reformulated Hydroxycut products that we began to sell in our stores. Although post-recall sales of the new reformulated Hydroxycut trailed pre-recall levels, strong sales in our core sports, vitamins and herbs products, along with other new third party diet products, helped to mitigate the decrease in sales from the Hydroxycut product line.
          In light of these matters, we continue to focus on our core strategies. In the near term, we will concentrate on our primary strategies, in particular:

•	Driving top-line performance in each of our business segments by attracting new customers through product innovation and the introduction of new, scientifically backed products, improved product assortment, effective marketing campaigns designed to increase traffic and awareness of the GNC brand, and price competitiveness;

•	Investing in key infrastructure areas for future growth, including e-commerce and international development; and

•	Generating efficiencies and cost savings in the everyday operations of the business that will allow us to leverage profit margins on modest revenue growth.
          We will continue to seek improvements in each of the business segments and position ourselves for long term growth.
Related Parties
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a management services agreement with our Parent. Under the agreement, our Parent provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company provides customary indemnifications to our Parent and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to our Parent for services rendered in connection with the Merger. For each of the years ended December 31, 2008 and 2009, $1.5 million was paid pursuant to this agreement.
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, under which various fund portfolios related to one of our sponsors, Ares, are lenders. As of December 31, 2009, certain affiliates of Ares held approximately $62.1 million of term loans under the Company’s Senior Credit Facility.
          Lease Agreements. General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 21 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada (the “Lease Agreements”). Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of Parent. For the years ended December 31, 2009 and 2008, the Company paid $2.4 million and $2.5 million, respectively, under the Lease Agreements. Each lease was negotiated in the ordinary course of business on an arm’s length basis.
          Product Purchases. During our 2009 fiscal year, we purchased certain fish oil and probiotics products manufactured by Lifelong Nutrition, Inc. (“Lifelong”) for resale under our proprietary brand name WELLbeING. Carmen Fortino, who serves as one of our directors, is the Managing Director, a member of the Board of Directors and a stockholder of Lifelong. The aggregate value of the products we purchased from Lifelong was $3.3 million for the 2009 fiscal year.
Results of Operations
          The following information presented as of December 31, 2009, 2008, and 2007 and for the years ended December 31, 2009 and 2008, for the period March 16, 2007 to December 31, 2007, and for the period January 1 to March 15, 2007 was derived from our audited consolidated financial statements and accompanying notes.
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
Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Successor						Predecessor
	Year Ended December 31,		Year Ended December 31,		March 16 - December 31,		January 1 - March 15,
	2009		2008		2007		2007

Revenues:
Retail	$1,256.3	73.6%	$1,219.3	73.6%	$909.3	74.3%	$259.3	78.6%
Franchise	264.2	15.5%	258.0	15.6%	193.9	15.9%	47.2	14.3%
Manufacturing / Wholesale	186.5	10.9%	179.4	10.8%	119.8	9.8%	23.3	7.1%

Total net revenues	1,707.0	100.0%	1,656.7	100.0%	1,223.0	100.0%	329.8	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	1,116.4	65.4%	1,082.6	65.3%	814.2	66.5%	212.2	64.4%
Compensation and related benefits	263.0	15.4%	249.8	15.1%	195.8	16.0%	64.3	19.5%
Advertising and promotion	50.0	2.9%	55.1	3.3%	35.0	2.9%	20.5	6.2%
Other selling, general and administrative expenses	86.7	5.1%	87.8	5.3%	62.1	5.1%	16.5	5.0%
Amortization expense	9.8	0.6%	10.9	0.7%	9.2	0.7%	0.8	0.2%
Foreign currency loss (gain)	(0.1)	0.0%	0.7	0.0%	(0.4)	0.0%	(0.1)	0.0%
Transaction related costs	—	0.0%	—	0.0%	—	0.0%	34.6	10.5%

Total operating expenses	1,525.8	89.4%	1,486.9	89.7%	1,115.9	91.2%	348.8	105.8%

Operating income:
Retail	153.1	9.0%	140.9	8.5%	106.5	8.8%	28.2	8.6%
Franchise	80.8	4.7%	80.8	4.9%	55.0	4.5%	14.5	4.4%
Manufacturing / Wholesale	73.5	4.3%	67.4	4.1%	38.9	3.2%	10.3	3.1%
Unallocated corporate and other costs:
Warehousing and distribution costs	(53.6)	-3.1%	(54.2)	-3.3%	(40.7)	-3.3%	(10.7)	-3.2%
Corporate costs	(72.6)	-4.3%	(65.1)	-3.9%	(52.6)	-4.4%	(26.7)	-8.2%
Merger related costs	—	0.0%	—	0.0%	—	0.0%	(34.6)	-10.5%

Subtotal unallocated corporate and other costs, net	(126.2)	-7.4%	(119.3)	-7.2%	(93.3)	-7.7%	(72.0)	-21.9%

Total operating income (loss)	181.2	10.6%	169.8	10.3%	107.1	8.8%	(19.0)	-5.8%

Interest expense, net	70.0		83.0		75.5		43.0

Income (loss) before income taxes	111.2		86.8		31.6		(62.0)

Income tax expense (benefit)	41.6		32.0		12.6		(10.7)

Net income (loss)	$69.6		$54.8		$19.0		$(51.3)

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Years Ended December 31, 2009 and 2008
    Revenues
          Our consolidated net revenues increased $50.3 million, or 3.0%, to $1,707.0 million for the year ended December 31, 2009 compared to $1,656.7 million for the same period in 2008. The increase was the result of increased sales in all of our segments.
          Retail. Revenues in our Retail segment increased $37.0 million, or 3.0%, to $1,256.3 million for the year ended December 31, 2009 compared to $1,219.3 million for the same period in 2008. The increase from 2008 to 2009 included an increase of $10.8 million for sales through www.gnc.com. Sales increases occurred in the major product categories of VMHS and sports nutrition. Sales in the diet category were negatively impacted by the Hydroxycut recall that occurred in May 2009. Our domestic company-owned same store sales, including our internet sales, improved by 2.8% for the year ended December 31, 2009. Our Canadian company-owned stores had improved same store sales of 0.8%, in local currency, for the year ended December 31, 2009 but declined when measured in U.S. dollars due to the volatility of the U.S. dollar. Our company-owned store base increased by 51 domestic stores to 2,665 compared to 2,614 at December 31, 2008, primarily due to new store openings and franchise store acquisitions, and by 7 Canadian stores to 167 at December 31, 2009 compared to 160 at December 31, 2008.
          Franchise. Revenues in our Franchise segment increased $6.2 million, or 2.4%, to $264.2 million for the year ended December 31, 2009 compared to $258.0 million for the same period in 2008. Domestic franchise revenue decreased by $1.4 million for the year ended December 31, 2009 as increased product sales were more than offset by lower franchise fee revenue. Domestic royalty income was flat despite operating 45 fewer stores during 2009 as compared to 2008. There were 909 stores at December 31, 2009 compared to 954 stores at December 31, 2008. International franchise revenue increased by $7.6 million for the year ended December 31, 2009 as a result of increases in product sales, partially offset by lower franchise fee revenue. International royalty income increased $0.5 million for the 2009 period compared to the 2008 period as sales increases in our franchisees’ respective local currencies were impacted by the strengthening of the U.S. dollar from 2008 to 2009. Our international franchise store base increased by 117 stores to 1,307 at December 31, 2009 compared to 1,190 at December 31, 2008.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facility in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $7.1 million, or 4.0%, to $186.5 million for the year ended December 31, 2009 compared to $179.4 million for 2008. Sales increased in the South Carolina plant by $4.4 million, and revenues associated with Rite Aid increased by $1.4 million. This increase was due to increases in wholesale and consignment sales to Rite Aid of $4.6 million, partially offset by lower initial and renewal license fee revenue of $3.2 million as a result of Rite Aid opening 197 fewer franchise store-within-a-stores in 2009 as compared to 2008. In addition, sales to www.drugstore.com increased by $1.3 million in 2009 as compared to 2008.
    Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $33.8 million, or 3.1%, to $1,116.4 million for the year ended December 31, 2009 compared to $1,082.6 million for the same period in 2008. Consolidated cost of sales, as a percentage of net revenue, was 65.4% for the year ended December 31, 2009 as compared to 65.3% for the year ended December 31, 2008.

          Product costs. Product costs increased $29.5 million, or 3.6%, to $840.0 million for the year ended December 31, 2009 compared to $810.5 million for the same period in 2008 as a result of increased sales volumes and raw materials costs. Consolidated product costs, as a percentage of net revenue, were 49.2% for the year ended December 31, 2009 as compared to 48.9% for the year ended December 31, 2008.
          Warehousing and distribution costs. Warehousing and distribution costs increased $0.1 million, or 0.2%, to $57.6 million for the year ended December 31, 2009 compared to $57.5 million for the same period in 2008. The increase was primarily due to increased internet fulfillment wages offset by decreases in fuel costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% and 3.5% for the year ended December 31, 2009 and 2008, respectively.
          Occupancy costs. Occupancy costs increased $4.2 million, or 2.0%, to $218.8 million for the year ended December 31, 2009 compared to $214.6 million for the same period in 2008. This increase was the result of increases in depreciation expense of $2.9 million and lease related costs of $1.4 million, offset by $0.1 million decrease in other costs. Consolidated occupancy costs, as a percentage of net revenue, were 12.8% and 13.0% for the year ended December 31, 2009 and 2008, respectively.
    Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $5.9 million, or 1.5%, to $409.5 million, for the year ended December 31, 2009 compared to $403.6 million for the same period in 2008. These expenses, as a percentage of net revenue, were 24.0% for the year ended December 31, 2009 compared to 24.4% for the year ended December 31, 2008.
          Compensation and related benefits. Compensation and related benefits increased $13.2 million, or 5.3%, to $263.0 million for the year ended December 31, 2009 compared to $249.8 million for the same period in 2008. The increase was due to: (1) $8.5 million in base wages to support our increased store base and sales volume and to comply with the increases in minimum wage rates; (2) $1.4 million in health insurance; (3) $1.2 million in commissions and incentive expense; and (4) other wage related expenditures of $1.0 million. In addition, 2008 expenses included a $1.1 million reduction in base wages due to a change in our vacation policy effective March 31, 2008.
          Advertising and promotion. Advertising and promotion expenses decreased $5.1 million, or 9.1%, to $50.0 million for the year ended December 31, 2009 compared to $55.1 million during the same period in 2008. Advertising expense decreased primarily as a result of decreases in media costs of $2.3 million and print advertising costs of $3.4 million, partially offset by increases in other advertising costs of $0.6 million.
          Other SG&A. Other SG&A expenses, including amortization expense, decreased $2.2 million or 2.3%, to $96.5 million for the year ended December 31, 2009 compared to $98.7 million for the year ended December 31, 2008. Decreases in bad debt expense of $2.3 million, amortization expense of $1.2 million and other selling expenses of $0.3 million were partially offset by increases in telecommunications expenses of $1.9 million due to the installation of a new point of sale (“POS”) register system in 2008 and professional fees of $0.8 million. In addition, 2009 other SG&A includes a $1.1 million gain from proceeds received from the Visa/Mastercard antitrust litigation settlement.
Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the year ended December 31, 2009 and 2008, resulted primarily from accounts payable activity with our Canadian subsidiary. We recognized income of $0.1 million for the year ended December 31, 2009 and a loss of $0.7 million for the year ended December 31, 2008.

    Operating Income
          As a result of the foregoing, consolidated operating income increased $11.4 million or 6.7% to $181.2 million for the year ended December 31, 2009 compared to $169.8 million for the same period in 2008. Operating income, as a percentage of net revenue, was 10.6% for the year ended December 31, 2009 and 10.3% for the year ended December 31, 2008.
          Retail. Operating income increased $12.2 million, or 8.7%, to $153.1 million for the year ended December 31, 2009 compared to $140.9 million for the same period in 2008. The increase was primarily the result of higher dollar margins on increased sales volumes and reduced advertising spending, partially offset by increases in occupancy costs, compensation costs and other SG&A expenses.
          Franchise. Operating income is unchanged at $80.8 million for each of the years ended December 31, 2009 and 2008.
          Manufacturing/Wholesale. Operating income increased $6.1 million, or 9.0%, to $73.5 million for the year ended December 31, 2009 compared to $67.4 million for the same period in 2008. This increase was primarily the result of increased margins from our South Carolina manufacturing facility, partially offset by decreases in Rite Aid license fee revenue.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs decreased $0.6 million, or 1.3%, to $53.6 million for the year ended December 31, 2009 compared to $54.2 million for the same period in 2008. The decrease was primarily due to decreases in fuel costs.
          Corporate Costs. Corporate overhead costs increased $7.5 million, or 11.7%, to $72.6 million for the year ended December 31, 2009 compared to $65.1 million for the same period in 2008. The increase was primarily due to an increase in compensation expense and professional fees in 2009. In addition, 2008 compensation expense includes a $1.1 million reduction due to a change in our vacation policy effective March 31, 2008.
    Interest Expense
          Interest expense decreased $13.0 million, or 15.7%, to $70.0 million for the year ended December 31, 2009 compared to $83.0 million for the same period in 2008. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2009 as compared to 2008 and $25.3 million in principal payments during 2009.
    Income Tax Expense
          We recognized $41.6 million of income tax expense (or 37.4% of pre-tax income) during the year ended December 31, 2009 compared to $32.0 million (or 36.9% of pre-tax income) for the same period of 2008. For the year ended December 31, 2009, a $0.5 million discrete tax benefit was recorded while a $2.0 million discrete tax benefit was recorded for the year ended December 31, 2008.
Net Income
          As a result of the foregoing, consolidated net income increased $14.8 million to $69.6 million for the year ended December 31, 2009 compared to $54.8 million for the same period in 2008.

Comparison of the Year Ended December 31, 2008 and the Successor Period 2007 — March 16, 2007 to December 31, 2007
The following discussion compares the results of operations of the year ended December 31, 2008 to the Successor Period March 16, 2007 to December 31, 2007 (“2007 Successor Period”). Our results of operations from period to period may not be comparable because the 2007 Sucessor Period was only 291 days.
Revenues
          Our consolidated net revenues increased $433.7 million, or 35.5%, to $1,656.7 million for the year ended December 31, 2008 compared to $1,223.0 million for the 2007 Successor Period, due to increased sales in each of our segments, and a result of comparing a 366 day period to a 291 day period.
          Retail. Revenues in our Retail segment increased $310.0 million, or 34.1%, to $1,219.3 million for the year ended December 31, 2008 compared to $909.3 million for the 2007 Successor Period. The increase from the 2007 Successor Period to the year ended December 31, 2008 included an increase of $14.4 million of sales through www.gnc.com. Sales increases occurred in each of the major product categories of VMHS and sports nutrition. Our company-owned store base increased by 16 domestic stores to 2,614 compared to 2,598 at December 31, 2007, primarily due to new store openings and franchise store acquisitions, and by 13 Canadian stores to 160 at December 31, 2008 compared to 147 at December 31, 2007.
          Franchise. Revenues in our Franchise segment increased $64.1 million, or 33.1%, to $258.0 million for the year ended December 31, 2008 compared to $193.9 million for the 2007 Successor Period. The increase is primarily due to comparing a 366 day period to a 291 day period. Domestic franchise revenue increased $42.1 million as a result of increased product sales despite operating 24 fewer stores during 2008 compared to 2007. There were 954 stores at December 31, 2008 compared to 978 stores at December 31, 2007. International franchise revenue increased $22.0 million as a result of increased product sales and royalties. Our international franchise store base increased by 112 stores to 1,190 at December 31, 2008 compared to 1,078 at December 31, 2007.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, increased $59.6 million, or 49.7%, to $179.4 million for the year ended December 31, 2008 compared to $119.8 million for the 2007 Successor Period. Sales increased in the South Carolina plant by $46.6 million, and revenues associated with Rite Aid increased by $11.4 million due primarily due to increased license fees as a result of Rite Aid opening 401 stores for the year ended December 31, 2008 as opposed to 101 stores for the 2007 Successor Period.
Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $268.4 million, or 33.0%, to $1,082.6 million for the year ended December 31, 2008 compared to $814.2 million for the 2007 Successor Period. The increase is primarily due to comparing a 366 day period to a 291 day period. Consolidated cost of sales, as a percent of net revenue, decreased to 65.3% in the year ended December 31, 2008 compared to 66.5% for the 2007 Successor Period.
          Product costs. Product costs increased $201.4 million, or 33.1%, to $810.5 million for the year ended December 31, 2008 compared to $609.1 million for the 2007 Successor Period. The increase is primarily due to comparing a 366 day period to a 291 day period. To a lesser extent, the increased product costs were the result of increased sales volumes and rising raw material prices. Product costs for the year ended December 31, 2007 include $15.5 million of non-cash expense from amortization of inventory step up to fair value due to the Merger. Consolidated product costs, as a percentage of net revenue, declined to 48.9% for the year ended December 31, 2008 compared to 49.8% for the 2007 Successor Period.

          Warehousing and distribution costs. Warehousing and distribution costs increased $14.6 million, or 34.1%, to $57.5 million for the year ended December 31, 2008 compared to $42.9 million for the 2007 Successor Period. The increase is primarily due to comparing a 366 day period to a 291 day period. To a lesser extent, the increase was due to increases in shipping and fuel costs, and an increase in wages to support internet fulfillment. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.5% for both the year ended December 31, 2008 and the 2007 Successor Period.
          Occupancy costs. Occupancy costs increased $52.4 million, or 32.3%, to $214.6 million for the year ended December 31, 2008 compared to $162.2 million for the 2007 Successor Period. The increase is primarily due to comparing a 366 day period to a 291 day period. Additionally, we recognized higher lease related costs, primarily as a result of scheduled increases in our store leases, and the addition of 29 corporate stores since December 31, 2007, and an increase in depreciation expense related to these same additional stores. Consolidated occupancy costs, as a percentage of net revenue, were 13.0% for the year ended December 31, 2008 compared to 13.3% for the 2007 Successor Period.
Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense increased $101.5 million, or 33.6%, to $403.6 million for the year ended December 31, 2008 compared to $302.1 million for the 2007 Successor Period. The increase is primarily due to comparing a 366 day period to a 291 day period. These expenses, as a percentage of net revenues, were 24.4% for the year ended December 31, 2008 compared to 24.7% for the 2007 Successor Period.
          Compensation and related benefits. Compensation and related benefits increased $54.0 million, or 27.6%, to $249.8 million for the year ended December 31, 2008 compared to $195.8 million for the 2007 Successor Period. The increase is primarily due to comparing a 366 day period to a 291 day period. Secondarily, full-time and part-time wages increased to support an increased sales volume and store base. Compensation and related benefits, as a percentage of net revenues, was 15.1% for the year ended December 31, 2008 compared to 16.0% for the 2007 Successor Period.
          Advertising and promotion. Advertising and promotion expenses increased $20.1 million, or 57.3%, to $55.1 million for the year ended December 31, 2008 compared to $35.0 million for the 2007 Successor Period. The increase is primarily due to comparing a 366 day period to a 291 day period. Advertising and promotion costs, as a percentage of net revenues, were 3.3% for the year ended December 31, 2008 compared to 2.9% for the 2007 Successor Period. This increase is primarily attributable to an increase in agency fees and media advertising.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $27.4 million, or 38.6%, to $98.7 million for the year ended December 31, 2008 compared to $71.3 million for the 2007 Successor Period. Other SG&A expenses, as a percentage of net revenues were 6.0% for the year ended December 31, 2008 compared to 5.8% for the 2007 Successor Period. The increase is due to comparing a 366 day period to a 291 day period. Additionally, the increase is attributable to additional third party commission expense on higher commission sales, higher telecommunications expense due to the installation of a new POS register system, and higher bad debt expense. Other SG&A expenses, as a percentage of net revenues were 6.0% for the year ended December 31, 2008 compared to 5.8% for the 2007 Successor Period.
Foreign Currency (Loss) Gain
          Foreign currency loss/gain for the year ended December 31, 2008 and the 2007 Successor Period resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a loss of $0.7 million for the year ended December 31, 2008 compared to a gain of $0.4 million for the 2007 Successor Period.

Operating Income
          As a result of the foregoing, consolidated operating income increased $62.7 million, or 58.5%, to $169.8 million for the year ended December 31, 2008 compared to $107.1 million for the 2007 Successor Period. Operating income, as a percentage of net revenue, was 10.3% for the year ended December 31, 2008 compared to 8.8% for the 2007 Successor Period.
          Retail. Operating income increased $34.4 million, or 32.4%, to $140.9 million for the year ended December 31, 2008 compared to $106.5 million for the 2007 Successor Period. Included in the 2007 Successor Period was $9.6 million of amortization of inventory and lease step up adjustments as a result of the Merger. The increase in operating income was primarily the result of comparing a 366 day period to a 291 day period. Additionally, higher dollar margins on increased sales volumes and lower operating expenses, as a percentage of revenue, contributed to the increase in operating income.
          Franchise. Operating income increased $25.8 million, or 46.9%, to $80.8 million for the year ended December 31, 2008 compared to $55.0 million for the 2007 Successor Period. Included in the 2007 Successor Period was $0.1 million of amortization of inventory step up adjustments as a result of the Merger. The increase in operating income was primarily the result of comparing a 366 day period to a 291 day period. Additionally, the increase was due to an increase in margins related to higher wholesale sales to our international and domestic franchisees, offset by increases in intangible amortization as a result of the Merger, and higher bad debt expense.
          Manufacturing/Wholesale. Operating income increased $28.5 million, or 73.1%, to $67.4 million for the year ended December 31, 2008 compared to $38.9 million for the 2007 Successor Period. Included in the 2007 Successor Period was $5.7 million of amortization of inventory step up adjustments as a result of the Merger. The increase in operating income was primarily the result of comparing a 366 day period to a 291 day period. Additionally, the increase in operating income was the result of improved margins on our third-party contract sales and increases in Rite Aid license fee revenue.
          Warehousing and distribution costs. Unallocated warehousing and distribution costs increased $13.5 million, or 33.3%, to $54.2 million for the year ended December 31, 2008 compared to $40.7 million for the 2007 Successor Period. The increase in costs was primarily the result of comparing a 366 day period to a 291 day period. Additionally, the increase in cost was due to increases in fuel and shipping costs, and additional wages to support our internet fulfillment business.
          Corporate costs. Corporate costs increased $12.5 million, or 23.8%, to $65.1 million for the year ended December 31, 2008 compared to $52.6 million for the 2007 Successor Period. The increase in costs was primarily the result of comparing a 366 day period to a 291 day period.
Interest Expense
          Interest expense increased $7.5 million, or 9.9%, to $83.0 million for the year ended December 31, 2008 compared to $75.5 million for the 2007 Successor Period. This increase is primarily the result of comparing a 366 day period to a 291 day period.
Income Tax Expense
          We recognized $32.0 million of consolidated income tax expense (or 36.9% of pre-tax income) during the year ended December 31, 2008 compared to $12.6 million (or 39.9% of pre-tax income) for the 2007 Successor Period. The effective tax rate for the year ended December 31, 2008 was approximately 36.9%, which includes discrete tax benefits of $2.0 million. The effective tax rate for the 2007 Successor Period was approximately 39.9%.

Net Income
          As a result of the foregoing, consolidated net income increased $35.8 million, or 188.5%, to $54.8 million for the year ended December 31, 2008 compared to $19.0 million for the 2007 Successor Period.
Predecessor Period 2007 — January 1, 2007 to March 15, 2007
Because the basic operations of the Company did not change as a result of the Merger, there were no significant differences in the Company’s financial results of operations and operational trends for the predecessor period of January 1, 2007 to March 15, 2007, except for the following:
•	Compensation and related benefits included $3.8 million of non-cash stock based compensation generated as a result of the cancellation of all stock options at the merger date; $9.6 million in accelerated discretionary payments made to vested option holders (including the associated payroll taxes), and $1.9 million in incentives related to the Merger.

•	Merger related costs included costs incurred by our parent, and recognized by us, in relation to the Merger, of $34.6 million. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million, and other costs of $0.7 million.

•	Interest expense included the write-off of $34.8 million of call premiums and deferred fee write-offs as a result of the Merger.
As a result of the additional Merger related expenses described above, we recognized a $10.7 million tax benefit for the period from January 1, 2007 to March 15, 2007.
Liquidity and Capital Resources
          At December 31, 2009, we had $75.1 million in cash and cash equivalents and $382.6 million in working capital compared with $42.3 million in cash and cash equivalents and $305.1 million in working capital at December 31, 2008. The $77.5 million increase in our working capital was driven by increases in our inventory and cash and a decrease in our accrued interest, accounts payable and current portion of long-term debt. This was offset by a decrease in our deferred taxes.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At December 31, 2009, we had $52.1 million available under the Revolving Credit Facility, after giving effect to $7.9 million utilized to secure letters of credit. In September 2008, Lehman Brothers Holdings Inc. (“Lehman”), whose subsidiaries have a $6.3 million credit commitment under our Revolving Credit Facility, filed for bankruptcy. We do not expect that Lehman will fund its pro rata share of the borrowing as required under the facility. If other financial institutions that have extended credit commitments to us are adversely affected by the condition of the U.S. and international capital markets, they may become unable to fund borrowings under the Revolving Credit Facility, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.
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
          Cash Provided by Operating Activities
          Cash provided by operating activities was $114.0 million, $77.4 million, $92.0 million and ($50.9) million during the years ended December 31, 2009 and 2008, the 2007 Successor Period, and the period from January 1, 2007 to March 15, 2007, respectively. The primary reason for the changes in each year was the change in net income between each of the periods and changes in working capital accounts. Net income increased $14.8 million for the year ended December 31, 2009 compared with the same period in 2008. Net income increased $35.8 million for the year ended December 31, 2008 compared with the 2007 Successor Period; however, inventory increases during 2008 offset the increase in net income.
          For the year ended December 31, 2009, inventory increased $15.7 million, as a result of increases in our finished goods and a decrease in our reserves. Accounts payable decreased $28.1 million, primarily due to the timing of disbursements. Accrued liabilities increased by $0.8 million, primarily the result of increased deferred revenue.
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
          For the 2007 Successor Period, inventory decreased $4.0 million, as a result of increases in our finished goods and a decrease in our reserves. Franchise notes receivable decreased $2.6 million for the 2007 Successor Period, as a result of payments on existing notes, a reduction in our receivable portfolio, fewer company-financed franchise store openings and more store closings. Accrued liabilities increased by $29.0 million, primarily the result of increases in accrued interest on debt and increases in accrued payroll.
    Cash Used in Investing Activities
          We used cash from investing activities of $42.2 million, $60.4 million, $1,671.3 million, and $6.2 million for the years ended December 31, 2009 and 2008, the 2007 Successor Period, and the period from January 1, 2007 to March 15, 2007, respectively. We used cash of $11.3 million, $10.8 million and $1,642.1 million during the years ended December 31, 2009 and 2008, and the 2007 Successor Period, respectively, related to the Merger. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility and which represent the majority of our remaining cash used in investing activities, were $28.7 million, $48.7 million, $28.8 million and $5.7 million, during the years ended December 31, 2009 and 2008, the 2007 Successor Period, and the period from January 1, 2007 to March 15, 2007, respectively. In 2008, we invested $1.0 million in the purchase of certain intangible assets from a third party.
Cash Used in Financing Activities
          We used cash of $39.3 million in 2009 for payments on long-term debt, including $3.8 million for an excess cash payment in March 2009 under the requirements of the 2007 Senior Credit Facility. This payment was calculated based on 2008 financial results as defined by the 2007 Senior Credit Facility. In addition, we repaid the outstanding $5.4 million balance on the Revolving Credit Facility in May 2009 and made $14.0 million in optional repayments on the 2007 Senior Credit facility ($9.0 million in June 2009 and $5.0 million in December 2009). A $13.6 million dividend declared in July 2009 was paid in August 2009 to GNC Corporation, our direct parent.
          We used cash from financing activities of $8.0 million in 2008 for required payments on long term debt and received $5.4 million from borrowings on the Revolving Credit Facility.

          We received cash from financing activities of $1,598.7 million in the 2007 Successor Period. The primary uses of this cash were: (1) proceeds from the issuance of the Senior Notes and Senior Subordinated Notes, (2) borrowings under the Senior Credit Facility, and (3) issuance of new equity.
          $735.0 Million Senior Credit Facility. The Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million Revolving Credit Facility. As of December 31, 2009 and 2008, $7.9 million and $6.2 million was pledged to secure letters of credit, respectively. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012. The Senior Credit Facility permits us to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). Subject to certain exceptions, commencing in fiscal 2008, the Credit Agreement requires that 100% of the net cash proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and a specified percentage (ranging from 50% to 0% based on a defined leverage ratio) of excess cash flow (as defined in the agreement) for each fiscal year must be used to pay down outstanding borrowings. GNC Corporation, our direct parent company, and our existing and future direct and indirect domestic subsidiaries have guaranteed our obligations under the Senior Credit Facility. In addition, the Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of our equity interests and the equity interests of our domestic subsidiaries.
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
          The Senior Credit Facility contains events of default, including (subject to customary cure periods and materiality thresholds) defaults based on (1) the failure to make payments under the senior credit facility when due, (2) breaches of covenants, (3) inaccuracies of representations and warranties, (4) cross-defaults to other material indebtedness, (5) bankruptcy events, (6) material judgments, (7) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, (8) the actual or asserted invalidity of documents relating to any guarantee or security document, (9) the actual or asserted invalidity of any subordination terms supporting the Senior Credit Facility, and (10) the occurrence of a change in control. If any such event of default occurs, the lenders would be entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a collateralized creditor. If certain bankruptcy events occur, the facilities will automatically accelerate.
          Senior Toggle Notes. In connection with the Merger, we completed a private offering of $300.0 million of our Senior Floating Rate Toggle Notes due 2014 (the “Senior Notes”). The Senior Notes are our senior non collateralized obligations and are effectively subordinated to all of our existing and future collateralized debt, including the Senior Credit Facility, to the extent of the assets securing such debt, rank equally with all our existing and future non collateralized senior debt and rank senior to all our existing and future senior subordinated debt, including the Senior Subordinated Notes (as defined below). The Senior Notes are guaranteed on a senior non collateralized basis by each of our existing and future domestic subsidiaries (as defined in the Senior Notes indenture). If we fail to make payments on the Senior Notes, the notes guarantors must make them instead.

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
          We may redeem some or all of the Senior Notes at any time, at specified redemption prices. If we experience certain kinds of changes in control, we must offer to purchase the Senior Notes at 101% of par plus accrued interest to the purchase date.
          The Senior Notes indenture contains certain limitations and restrictions on our and our restricted subsidiaries’ ability to incur additional debt beyond certain levels, pay dividends, redeem or repurchase our stock or subordinated indebtedness or make other distributions, dispose of assets, grant liens on assets, make investments or acquisitions, engage in mergers or consolidations, enter into arrangements that restrict our ability to pay dividends or grant liens, and engage in transactions with affiliates. In addition, the Senior Notes indenture restricts our and certain of our subsidiaries’ ability to declare or pay dividends to our or their stockholders.
          10.75% Senior Subordinated Notes. In connection with the Merger, we completed a private offering of $110.0 million of our 10.75% Senior Subordinated Notes due 2015 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are our senior subordinated non collateralized obligations and are subordinated to all our existing and future senior debt, including our Senior Credit Facility and the Senior Notes and rank equally with all of our existing and future senior subordinated debt and rank senior to all our existing and future subordinated debt. The Senior Subordinated Notes are guaranteed on a senior subordinated non collateralized basis by each of our existing and future domestic subsidiaries (as defined in the Senior Subordinated Notes indenture). If we fail to make payments on the Senior Subordinated Notes, the notes guarantors must make them instead. Interest on the Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007.
          We may redeem some or all of the Senior Subordinated Notes at any time, at specified redemption prices. If we experience certain kinds of changes in control, we must offer to purchase the Senior Subordinated Notes at 101% of par plus accrued interest to the purchase date.
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

Contractual Obligations
     The following table summarizes our future minimum non-cancelable contractual obligations at December 31, 2009:

	Payments due by period
		Less than
(in millions)	Total	1 year	1-3 years	4-5 years	After 5 years

Long-term debt obligations (1)	$1,061.8	$1.5	$11.7	$938.6	$110.0
Scheduled interest payments (2)	221.4	61.3	101.4	56.3	2.4
Operating lease obligations (3)	426.7	106.5	154.6	85.0	80.6
Purchase commitments (4)(5)	20.6	9.0	5.1	3.1	3.4

	$1,730.5	$178.3	$272.8	$1,083.0	$196.4

(1)	These balances consist of the following debt obligations: (a) $644.6 million for the Senior Credit Facility based on a variable interest rate; (b) $300.0 million for our Senior Notes based on a variable interest rate; (c) $110.0 million for our Senior Subordinated Notes with a fixed interest rate; and (d) $7.2 million for our mortgage with a fixed interest rate. Repayment of the Senior Credit Facility is based on the current amortization schedule and does not take into account any unscheduled payments that may occur due to our future cash positions.

(2)	The interest that will accrue on the long-term obligations includes variable rate payments, which are estimated using the associated LIBOR index as of December 31, 2009. The Senior Credit Facility uses the three month LIBOR index while the Senior Notes uses the six month LIBOR index. Also included in the scheduled interest payments is the activity associated with our interest rate swap agreements which also use the three month LIBOR index and the six month LIBOR index.

(3)	These balances consist of the following operating leases: (a) $407.3 million for company-owned retail stores; (b) $62.4 million for franchise retail stores, which is offset by $62.4 million of sublease income from franchisees; and (c) $19.4 million relating to various leases for tractors/trailers, warehouses, automobiles, and various equipment at our facilities.

(4)	These balances consist of $6.8 million of advertising, $0.5 million in inventory commitments, $2.5 million of required spending for website redesign and $10.8 million related to a management services agreement. In connection with the Merger, we entered into a management services agreement with our parent, GNC Acquisition Holdings Inc., pursuant to which we agreed to pay an annual fee of $1.5 million in consideration for certain management and advisory services. See Item 13, “Certain Relationships and Related Transactions — Management Services Agreement.”

(5)	We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Also, certain other long term liabilities, included in our consolidated balance sheet relate principally to the fair value of our interest rate swap agreement, and rent escalation liabilities, and we are unable to estimate the timing of these payments. Therefore, these long term liabilities are not included in the table above. See Note 5, “Income Taxes,” and Note 14, “Other Long Term Liabilities,” to the Consolidated Financial Statements for additional information.
          In addition to the obligations scheduled above, we have entered into employment agreements with certain executives that provide for compensation and certain other benefits. Under certain circumstances, including a change of control, some of these agreements provide for severance or other payments, if those circumstances would ever occur during the term of the employment agreement.

Off Balance Sheet Arrangements
          As of December 31, 2009 and 2008, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.
          We had a balance of unused barter credits on account with a third-party barter agency, which were generated by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the standard on nonmonetary transactions, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and would only have been realized if we purchased services or products through the bartering company. The barter credits expired as of March 31, 2009.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor, and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Critical Accounting Estimates
          You should review the significant accounting policies described in the notes to our consolidated financial statements under the heading ‘Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this report.
    Use of Estimates
          Certain amounts in our financial statements require management to use estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies are described in the notes to our consolidated financial statements under the heading ‘Basis of Presentation and Summary of Significant Accounting Policies’’ included elsewhere in this report. Our critical accounting policies and estimates are described in this section. An accounting estimate is considered critical if:
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

    Revenue Recognition
          We operate primarily as a retailer, through company-owned stores, franchised stores, and to a lesser extent, as a wholesaler. On December 28, 2005, we started recognizing revenue through product sales on our website, www.gnc.com. We apply the provisions of the standard on revenue recognition, which requires the following:
•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The price is fixed or determinable.

•	Collectability is reasonably assured.
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

    Self-Insurance
          We have procured insurance for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. We are self-insured for such areas as: (1) medical benefits; (2) workers’ compensation coverage in the State of New York with a stop loss of $250,000; (3) physical damage to our tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. Our associated liability for this self-insurance was not significant as of December 31, 2009 and 2008. Prior to the Numico acquisition, General Nutrition Companies, Inc. was included as an insured under several of Numico’s global insurance policies.
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
          As part of the medical benefits program, we contract with national service providers to provide benefits to our employees for all medical, dental, vision and prescription drug services. We then reimburse these service providers as claims are processed from our employees. We maintain a specific stop loss provision of $250,000 per incident with a maximum limit up to $2.0 million per participant, per benefit year, respectively. We have no additional liability once a participant exceeds the $2.0 million ceiling. Our liability for medical claims is included as a component of accrued benefits as described in Note 10, “Accrued Payroll and Related Liabilities,” to our consolidated financial statements included in this report, and was $2.0 million and $2.2 million as of December 31, 2009 and 2008, respectively.
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
          Historically, we have recognized impairments to our goodwill and intangible assets based on declining financial results and market conditions. The most recent valuation was performed at October 1, 2009, and no impairment was found. There was also no impairment found during 2009 or 2008. See the “Goodwill and Intangible Assets” note to our consolidated financial statements included elsewhere in this report. Based upon our improved capitalization of our financial statements subsequent to the Numico acquisition, the stabilization of our financial condition, our anticipated future results based on current estimates and current market conditions, we do not currently expect to incur additional impairment charges in the near future, however, recent global events could have a negative effect on our business and operating results which could affect the valuation of our intangibles.
    Leases
          We have various operating leases for company-owned and franchised store locations and equipment. Store leases generally include amounts relating to base rental, percent rent and other charges such as common area maintenance fees and real estate taxes. Periodically, we receive varying amounts of reimbursements from landlords to compensate us for costs incurred in the construction of stores. We amortize these reimbursements as an offset to rent expense over the life of the related lease. We determine the period used for the straight-line rent expense for leases with option periods and conform it to the term used for amortizing improvements.

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
          We adopted the update to the standard on income taxes at the beginning of fiscal 2007. As a result of the adoption of this standard, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued a standard on Generally Accepted Accounting Principles. This standard establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have any impact on our financial statements.
     In June 2009, the SEC issued a staff accounting bulletin (“SAB”) that revises or rescinds portions of the interpretive guidance included in the codification of SABs in order to make the interpretive guidance consistent with U.S. GAAP. The principal revisions include deletion of material no longer necessary or that has been superseded because of the issuance of new standards. We adopted this SAB during the second quarter of 2009; the adoption did not have any impact on our consolidated financial statements.
     Fair Value
     In September 2006, the FASB issued new standards on fair value measurements and disclosures. These new standards define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP, and expand disclosures about fair value measurements. The new standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The original standard was initially effective as of January 1, 2008, but in February 2008 the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value in the financial statements. The standard was effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. We adopted this new standard in the first quarter of fiscal 2008 for financial assets and liabilities. See Note 23, “Fair Value Measurements,” to our consolidated financial statements included in this report. We evaluated the impact of the standard on the valuation of all nonfinancial assets and liabilities, including those measured at fair value in goodwill, brands, and indefinite lived intangible asset impairment testing; the adoption had no impact on our consolidated financial statements for the year ended December 31, 2009.
          In February 2007, the FASB issued a new standard on financial instruments that amends a previously issued standard. This standard expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of the standard is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under the standard, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The new standard was effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not affect the financial statements as we did not elect to use the fair value option.
     In October 2008, the FASB issued a new standard on determining the fair value of a financial asset. This standard clarifies the application of accounting standards in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The new standard was effective upon issuance for financial statements that have not been issued. The adoption of this new standard did not have any impact on our financial assets and liabilities.
     In August 2009, the FASB issued an update to the standard on fair value measurements and disclosures. This update provides guidance on the manner in which the fair value of liabilities should be determined. This update is effective for annual periods ending after September 15, 2009. The adoption of this standard did not have any impact on our financial statements.
          Business Combinations and Consolidations
     In December 2007, the FASB issued a new standard on business combinations. This new standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. The new standard significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this standard, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact the acquirer’s income tax expense. The standard provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The original standard became effective for fiscal years beginning after December 15, 2008 with early application prohibited and amends the standard on income taxes such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. We adopted this new standard during the first quarter of fiscal 2009; the adoption did not have any impact on our consolidated financial statements.

     In December 2007, the FASB issued a new standard on consolidation. The issuance of this new standard changes the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The standard was effective for fiscal years beginning after December 15, 2008 with early application prohibited. We adopted this new standard during the first quarter of fiscal 2009; the adoption did not have any impact on our consolidated financial statements.
     In June 2009, the FASB issued an update to the standard on consolidations. The standard is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after January 1, 2010. The adoption of this standard will not have any impact on our financial statements.
     Other
     In March 2008, the FASB issued a new standard on derivatives and hedging. The new standard requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new standard was effective for interim and annual periods beginning on or after November 15, 2008. We adopted this new standard during the first quarter of 2009; the adoption had no impact on our consolidated financial statements.
     In April 2008, the FASB issued a new standard on goodwill and intangibles which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The intent of this new standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted this new standard during the first quarter of fiscal 2009; the adoption did not have a any impact on our consolidated financial statements.
     In April 2009, the FASB issued a new standard on the disclosure of financial instruments. This standard brings the interpretive guidance into alignment with the changes in U.S. GAAP. We adopted this standard during the second quarter of fiscal 2009; the adoption did not have any impact on our consolidated financial statements.
     In May 2009, the FASB issued a standard on subsequent events which establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The intent of this standard is to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB which is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place. We adopted this standard during the second quarter of 2009; the adoption did not have any impact on our consolidated financial statements.In September 2009, the FASB issued an update to the standard on income taxes. This update adds to the definition of a tax position of an entity’s status, including its status as a pass-through entity, eliminates certain disclosure requirements for non-public entities, and provides application for pass-through entities. The adoption of this standard did not have any impact on our financial statements.

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
          We are exposed to market risks from interest rate changes on our variable rate debt. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of our interest rate swaps and interest payments. As of December 31, 2009, we had fixed rate debt of $117.2 million and variable rate debt of $942.6 million. In conjunction with the Merger, we entered into interest rate swaps, effective April 2, 2007, which effectively convert a portion of the variable LIBOR component of the effective interest rate on two $150.0 million notional portions of our debt under our $675.0 million Senior Credit Facility to a fixed rate over a specified term. Each of these $150.0 million notional amounts has a three month LIBOR tranche conforming to the interest payment dates on the term loan. During September 2008, we entered into two new forward agreements with start dates of the expiration dates of the pre-existing interest rate swap agreements (April 2009 and April 2010). In September 2008, we also entered into a new interest rate swap agreement with an effective date of September 30, 2008 that effectively converted an additional notional amount of $100.0 million of debt from a floating to a fixed interest rate. The $100.0 million notional amount has a three month LIBOR tranche conforming to the interest payment dates on the term loan. In June 2009 we entered into a new swap agreement with an effective date of September 15, 2009. The $150.0 million notional amount has a six month LIBOR tranche conforming to the interest payment dates on the Senior Notes.
          These agreements are summarized in the following table:

	Total Notional
Derivative	Amount	Term	Counterparty Pays	Company Pays
Interest Rate Swap	$150.0 million	April 2007-April 2010	3 month LIBOR	4.90%
Interest Rate Swap	$150.0 million	April 2009-April 2011	3 month LIBOR	3.07%
Forward Interest Rate Swap	$150.0 million	April 2010-April 2011	3 month LIBOR	3.41%
Interest Rate Swap	$100.0 million	September 2008-September 2011	3 month LIBOR	3.31%
Interest Rate Swap	$150.0 million	September 2009-September 2012	6 month LIBOR	2.68%
          Based on our variable rate debt balance as of December 31, 2009, a 1% change in interest rates would increase or decrease our annual interest cost by $3.9 million.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Reports of Independent Registered Public Accounting Firm	67

Consolidated Balance Sheets
As of December 31, 2009 and December 31, 2008	70

Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008, for the period from March 16 to December 31, 2007, and for the period from January 1 to March 15, 2007	71

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
For the years ended December 31, 2009 and 2008, for the period from March 16 to December 31, 2007, and for the period from January 1 to March 15, 2007	72

Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008, for the period from March 16 to December 31, 2007, and for the period from January 1 to March 15, 2007	73

Notes to Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors of General Nutrition Centers, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of General Nutrition Centers, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 and the period from March 16, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 11, 2010

Report of Independent Registered Public Accounting Firm
To the Shareholder and Board of Directors of General Nutrition Centers, Inc.:
In our opinion, the accompanying consolidated statements of operations, of stockholder’s equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of General Nutrition Centers, Inc. and its subsidiaries (the “Company”) for the period from January 1, 2007 to March 15, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 30, 2007

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$75,089	$42,307
Receivables, net (Note 3)	94,355	89,413
Inventories, net (Note 4)	370,492	363,654
Deferred tax assets, net (Note 5)	—	11,455
Prepaids and other current assets (Note 6)	42,219	47,952

Total current assets	582,155	554,781

Long-term assets:
Goodwill (Note 7)	624,753	622,909
Brands (Note 7)	720,000	720,000
Other intangible assets, net (Note 7)	154,370	163,176
Property, plant and equipment, net (Note 8)	199,581	206,154
Deferred financing fees, net (Note 2)	18,411	22,470
Other long-term assets (Note 9)	4,332	2,518

Total long-term assets	1,721,447	1,737,227

Total assets	$2,303,602	$2,292,008

Current liabilities:
Accounts payable	$95,904	$123,577
Accrued payroll and related liabilities (Note 10)	22,277	22,582
Accrued interest (Note 12)	14,552	15,745
Current portion, long-term debt (Note 12)	1,724	13,509
Deferred revenue and other current liabilities (Note 11)	65,130	74,309

Total current liabilities	199,587	249,722

Long-term liabilities:
Long-term debt (Note 12)	1,058,085	1,071,237
Deferred tax liabilities, net (Note 5)	288,894	278,003
Other long-term liabilities (Note 13)	39,520	40,984

Total long-term liabilities	1,386,499	1,390,224

Total liabilities	1,586,086	1,639,946

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding (Note 17)	—	—
Paid-in-capital	594,932	592,355
Retained earnings	129,783	73,764
Accumulated other comprehensive loss (Note 17)	(7,199)	(14,057)

Total stockholder’s equity	717,516	652,062

Total liabilities and stockholder’s equity	$2,303,602	$2,292,008

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Successor			Predecessor
	Year ended	Year ended	March 16-	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007

Revenue	$1,707,007	$1,656,729	$1,222,987	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	1,116,437	1,082,630	814,238	212,175

Gross profit	590,570	574,099	408,749	117,654

Compensation and related benefits	263,046	249,793	195,792	64,311
Advertising and promotion	50,034	55,060	35,062	20,473
Other selling, general and administrative	96,454	98,732	71,213	17,396
Foreign currency loss (gain)	(155)	733	(424)	(154)
Merger-related costs (Note 1)	—	—	—	34,603

Operating income (loss)	181,191	169,781	107,106	(18,975)

Interest expense, net (Note 12)	69,953	83,000	75,522	43,036

Income (loss) before income taxes	111,238	86,781	31,584	(62,011)

Income tax expense (benefit) (Note 5)	41,619	32,001	12,600	(10,697)

Net income (loss)	$69,619	$54,780	$18,984	$(51,314)

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity and Comprehensive Income (Loss)
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
Predecessor	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity

Balance at December 31, 2006	100	$—	$261,899	$49,108	$1,324	$312,331

Comprehensive income (loss):
Net loss	—	—	—	(51,314)	—	(51,314)
Foreign currency translation adjustments	—	—	—	—	(283)	(283)

Comprehensive loss						(51,597)

Adoption of FIN 48	—	—	—	(418)	—	(418)
Cancellation of stock options	—	—	(47,018)	—	—	(47,018)
Non-cash stock-based compensation	—	—	4,124	—	—	4,124
Capital contribution from selling shareholder	—	—	463,393	—	—	463,393

Balance at March 15, 2007	100	$—	$682,398	$(2,624)	$1,041	$680,815

Successor

Comprehensive income (loss):
Net income	—	—	—	18,984	—	18,984
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $2,051	—	—	—	—	(3,584)	(3,584)
Foreign currency translation adjustments	—	—	—	—	2,732	2,732

Comprehensive income						18,132

GNC Corporation investment in General Nutrition Centers, Inc.	100	—	589,000	—	—	589,000
Return of capital to GNC Corporation	—	—	(314)	—	—	(314)
Non-cash stock-based compensation	—	—	1,907	—	—	1,907

Balance at December 31, 2007	100	$—	$590,593	$18,984	$(852)	$608,725

Comprehensive income (loss):
Net income	—	—	—	54,780	—	54,780
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $4,829	—	—	—	—	(8,438)	(8,438)
Foreign currency translation adjustments	—	—	—	—	(4,767)	(4,767)

Comprehensive income						41,575

Return of capital to GNC Corporation	—	—	(832)	—	—	(832)
Non-cash stock-based compensation	—	—	2,594	—	—	2,594

Balance at December 31, 2008	100	$—	$592,355	$73,764	$(14,057)	$652,062

Comprehensive income (loss):
Net income	—	—	—	69,619	—	69,619
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $1,537	—	—	—	—	2,686	2,686
Foreign currency translation adjustments	—	—	—	—	4,172	4,172

Comprehensive income						76,477

Return of capital to GNC Corporation	—	—	(278)	—	—	(278)
Non-cash stock-based compensation	—	—	2,855	—	—	2,855
Dividend payment	—	—	—	(13,600)	—	(13,600)

Balance at December 31, 2009	100	$—	$594,932	$129,783	$(7,199)	$717,516

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor			Predecessor
	Year ended
			March 16-	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,619	$54,780	$18,984	$(51,314)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	36,906	31,562	20,810	6,510
Deferred fee writedown — early debt extinguishment				11,680
Amortization of intangible assets	9,759	10,891	9,191	866
Amortization of deferred financing fees	4,104	3,907	2,921	589
Amortization of original issue discount	374	339	247	—
Increase in provision for inventory losses	11,151	14,406	10,400	2,247
Non-cash stock-based compensation	2,855	2,594	1,907	4,124
(Decrease) increase in provision for losses on accounts receivable	(2,540)	253	(335)	(39)
Decrease (increase) in net deferred taxes	21,431	24,371	9,303	(3,874)
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,488)	(5,371)	(10,752)	1,676
Increase in inventory, net	(15,661)	(48,248)	(6,377)	(2,128)
(Increase) decrease in franchise note receivables, net	(314)	1,008	2,587	912
Increase (decrease) in accrued income taxes	2,777	(10,495)	12,619	(4,967)
Decrease (increase) in other assets	4,187	(6,259)	(7,474)	3,394
(Decrease) increase in accounts payable	(28,119)	22,075	(986)	(387)
(Decrease) increase in interest payable	(1,193)	(2,365)	18,110	(7,531)
Increase (decrease) in accrued liabilities	2,109	(16,083)	10,882	(12,682)

Net cash provided by (used in) operating activities	113,957	77,365	92,037	(50,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,682)	(48,666)	(28,851)	(5,693)
Acquisition of the Company	(11,268)	(10,842)	(1,642,061)	—
Franchise store conversions	239	404	77	—
Acquisition of intangibles	—	(1,000)	—	—
Store acquisition costs	(2,463)	(321)	(489)	(555)

Net cash used in investing activities	(42,174)	(60,425)	(1,671,324)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new equity	—	—	552,291	—
Return of capital to Parent company	(278)	(832)	(314)	—
Contribution from selling shareholders	—	—	—	463,393
Dividend payment	(13,600)	—	—	—
Borrowings from new revolving credit facility	—	5,375	10,500	—
Payments on new revolving credit facility	(5,375)	—	(10,500)	—
Borrowings from new senior credit facility	—	—	675,000	—
Proceeds from issuance of new senior sub notes	—	—	110,000	—
Proceeds from issuance of new senior notes	—	—	297,000	—
Redemption of 8 5/8% senior notes	—	—	—	(150,000)
Redemption of 8 1/2% senior notes	—	—	—	(215,000)
Payment of 2003 senior credit facility	—	—	—	(55,290)
Payments on long-term debt	(19,952)	(7,974)	(6,021)	(334)
Financing fees	(45)	—	(29,298)	—

Net cash (used in) provided by financing activities	(39,250)	(3,431)	1,598,658	42,769

Effect of exchange rate on cash	249	(56)	(29)	(165)

Net increase (decrease) in cash	32,782	13,453	19,342	(14,568)
Beginning balance, cash	42,307	28,854	9,512	24,080

Ending balance, cash	$75,089	$42,307	$28,854	$9,512

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
          The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail; Franchising; and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through www.gnc.com and www.drugstore.com. Franchise stores are located in the United States and 47 international countries. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
          Merger of the Company. On February 8, 2007, GNC Parent Corporation, our ultimate parent company at the time, entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, and as a result GNC Parent Corporation would continue as the surviving corporation and a wholly owned subsidiary of GNC Acquisition Holdings Inc. (the “Merger”). The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. (“ACOF”) and Ontario Teachers’ Pension Plan Board (“OTPP”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. The following reconciles the total merger consideration to the cash purchase price:

March 16, 2007
(in thousands)
Merger consideration	$1,650,000
Acquisition costs	13,732
Debt assumed by buyer	(10,773)

Fair value of net assets acquired	1,652,959
Non-cash rollover of shares	(36,709)

Cash paid at acquisition	$1,616,250

          The Company was subject to certain tax adjustments that were settled upon filing of the predecessor’s final tax return, and receipt of the tax refund associated with that return. Also, pursuant to the Merger agreement, the Company agreed to pay additional consideration for amounts refunded from tax returns. During the period from March 16 to December 31, 2007, the Company paid $25.9 million for total cash paid for the Merger of $1,642.1 million. In September 2008, pursuant to the Merger agreement, $10.8 million of additional consideration was paid as a result of the Company filing its March 16, 2007 to December 31, 2007 consolidated federal tax return. In the fourth quarter of 2009, pursuant to the Merger

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
agreement, $11.3 million of additional consideration was paid as a result of the Company filing its 2008 consolidated federal tax return. The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses (“NOL’s”) created as a result of the Merger.
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
          In conjunction with the Merger, final fair value adjustments were made to the Company’s financial statements as of March 16, 2007. As a result of the Merger and the final fair values assigned, the financial statements as of December 31, 2007 reflected these adjustments made in accordance with the standard on business combinations. The following table summarizes the fair values assigned to the Company’s assets and liabilities in connection with the Merger.

March 16, 2007
(in thousands)

Assets:
Current assets	$480,230
Goodwill	626,259
Other intangible assets	901,661
Property, plant and equipment	181,765
Other assets	16,813

Total assets	$2,206,728

Liabilities:
Current liabilities	232,943
Long-term debt	10,773
Deferred tax liability	257,732
Other liabilities	52,321

Total liabilities	$553,769

Fair value of net assets acquired	$1,652,959

          The above table does not include Merger consideration related to payments based on utilization of net operating losses for 2008 and 2009.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The accompanying consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-K and Regulation S-X. The Company’s normal reporting period is based on a calendar year.
          The financial statements as of December 31, 2009, 2008 and 2007 reflect periods subsequent to the Merger and include the accounts of the Company and its wholly owned subsidiaries. Included for the year ended 2009 and 2008 and for the period from March 16, 2007 through December 31, 2007 are fair value adjustments to assets and liabilities, including inventory, goodwill, other intangible assets and property, plant and equipment. Accordingly, the accompanying financial statements for the periods prior to the Merger are labeled as “Predecessor” and the periods subsequent to the Merger are labeled as “Successor”.
Summary of Significant Accounting Policies
          Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries and a variable interest entity. All material intercompany transactions have been eliminated in consolidation.
          The Company has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.
          Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP principles requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.1 million at December 31, 2009 and $2.2 million at December 31, 2008.
          Book overdrafts of $0.7 million and $4.2 million as of December 31, 2009 and 2008, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not legally obligated to honor the book overdraft balances as of December 31, 2009 and 2008, or any balance on any given date.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          Inventories. Inventory components consist of raw materials, finished product and packaging supplies. Inventories are stated at the lower of cost or market on a first in/first out basis. Cost is determined using a standard costing system which approximates actual costs. The Company regularly reviews its inventory levels in order to identify slow moving and short dated products, expected length of time for product sell through and future expiring product. Upon analysis, the Company has established certain valuation allowances to reserve for such inventory. When allowances are considered necessary, after such reviews, the inventory balances are adjusted and reflected net in the accompanying financial statements.
          Accounts Receivable and Allowance for Doubtful Accounts. The Company sells product to its franchisees and, to a lesser extent, various third parties. See Note 3, “Receivables”, for the components of accounts receivable. To determine the allowance for doubtful accounts in accordance with the standard on impairment of receivables, factors that affect collectability from the Company’s franchisees or third-party customers include their financial strength, payment history, reported sales and the overall retail economy. The Company establishes an allowance for doubtful accounts for franchisees based on an assessment of the franchisees’ operations which includes analysis of their operating cash flows, sales levels, and status of amounts due to the Company, such as rent, interest and advertising. In addition, the Company considers the franchisees’ inventory and fixed assets, which the Company can use as collateral in the event of a default by the franchisee. An allowance for international franchisees is calculated based on unpaid, non collateralized amounts associated with their receivable balance. An allowance for receivable balances due from third parties is recognized, if considered necessary, based on facts and circumstances. These allowances are deducted from the related receivables and reflected net in the accompanying financial statements.
          Notes Receivable. The Company offers financing to qualified franchisees in connection with the initial purchase of a franchise store. The notes offered by the Company to its franchisees are demand notes, payable monthly over a period ranging from five to seven years. Interest accrues principally at an annual rate that ranges from 8.0% to 13.75%, based on the amount of initial deposit, and is payable monthly. Allowances for these receivables are recognized in accordance with the Company’s policy described in the Accounts Receivable and Allowance for Doubtful Accounts above.
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
          The Company recognized depreciation expense of property, plant and equipment of $36.9 million for the year ended December 31, 2009, $31.6 million for the year ended December 31, 2008, $20.8 million for the period March 16 to December 31, 2007, and $6.5 million for the period January 1 to March 15, 2007.
          Goodwill and Intangible Assets. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. The Company completes its annual impairment test in the fourth quarter. The Company records goodwill and franchise rights upon the acquisition of franchisee stores when the consideration given to the franchisee

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
exceeds the fair value of the identifiable assets acquired and liabilities assumed of the store. This goodwill is accounted for in accordance with the above policy. See Note 7, “Goodwill, Brands, and Other Intangible Assets, Net.”
          Long-lived Assets. The Company periodically performs reviews of underperforming businesses and other long-lived assets, including amortizable intangible assets, for impairment pursuant to the provisions of the standard related to the accounting for impairment on disposal of long lived assets. Factors the Company considers important that may trigger an impairment review include: significant changes in the manner of its use of assets of the strategy for its overall business; significant negative industry or economic trends; store closings; or under-performing business trends. These reviews may include an analysis of the current operations and capacity utilization, in conjunction with an analysis of the markets in which the businesses are operating. A comparison is performed of the undiscounted projected cash flows of the current operating forecasts to the net book value of the related assets. If it is determined that the full value of the assets may not be recoverable, an appropriate charge to adjust the carrying value of the long-lived assets to fair value may be required.
          Revenue Recognition. The Company operates predominately as a retailer, through Company-owned stores, franchised stores and sales through its website, www.gnc.com and to a lesser extent through wholesale operations. For all years and periods presented herein, the Company has complied with and adopted the standard on revenue recognition.
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
          The Company also sells gift cards to its customers. Revenue from gift cards is recognized when the gift card is redeemed. These gift cards do not have expiration dates. Based upon historical redemption rates, a small percentage of gift cards will never be redeemed, referred to as “breakage.” The Company first sold gift cards in late 2001 and the Company began to recognize gift card breakage revenue in 2008, when the likelihood of redemption became remote and amounts were not escheatable. Total revenue for 2009 and 2008 includes $0.3 million and $0.6 million, respectively, related to recognition of gift card breakage revenue.
          The Franchise segment generates revenues through product sales to franchisees, royalties, franchise fees and interest income on the financing of the franchise locations. See Note 20, “Franchise Revenue.” These revenues are netted by actual franchisee returns and an allowance for projected returns. The franchisees purchase a majority of the products they sell from the Company at wholesale prices. Revenue on product sales to franchisees is recognized when risk of loss, title and insurable risks have transferred to the franchisee. Franchise fees are recognized by the Company at the time of a franchise store opening. Interest on the financing of franchisee notes receivable is recognized as it becomes due and payable. Gains from the sale of company-owned stores to franchisees are recognized in accordance with the standard on accounting for sales of real estate. This standard requires gains on sales of corporate stores to franchisees to be deferred until certain criteria are satisfied regarding the collectability of the related receivable and the seller’s remaining obligations. Remaining sources of franchise income, including royalties, are recognized as earned.
          The Manufacturing/Wholesale segment sells product primarily to the other Company segments and third-party customers. Revenue is recognized when risk of loss, title and insurable risks have transferred to the customer, net of estimated returns and allowances. The Company also has a consignment arrangement with certain customers and revenue is recognized when products are sold to the ultimate customer.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          Cost of Sales. The Company purchases products directly from third party manufacturers as well as manufactures its own products. The Company’s cost of sales includes product costs, costs of warehousing and distribution and occupancy costs. The cost of manufactured products includes depreciation expense related to the manufacturing facility and related equipment.
          Vendor Allowances. The Company enters into two main types of arrangements with certain vendors, the most significant of which results in the Company receiving credits as sales rebates based on arrangements with such vendors. The Company also enters into arrangements with certain vendors through which the Company receives rebates for purchases during the year typically based on volume discounts. As the right of offset exists under these arrangements, rebates received under both arrangements are recorded as a reduction in the vendors’ accounts payable balances on the balance sheet and represent the estimated amounts due to GNC under the rebate provisions of such contracts. Rebates are presented as a reduction in accounts payable. The corresponding rebate income is recorded as a reduction of cost of goods sold based on inventory turnover, in accordance with the provisions of the standard on accounting by a reseller for cash consideration received from a vendor. For volume rebates, the appropriate level of such income is derived from the level of actual purchases made by GNC from suppliers. The amount recorded as a reduction to cost of goods sold was $34.1 million for the year ended December 31, 2009, $29.3 million for the year ended December 31, 2008, $20.9 million for the period from March 16 to December 31, 2007 and $6.6 million for the period from January 1 to March 15, 2007.
          Distribution and Shipping Costs. The Company bills franchisees and third-party customers shipping and transportation costs and reflects these charges in revenue. The unreimbursed costs that are associated with these costs are included in cost of sales.
          Research and Development. Research and development costs arising from internally generated projects are expensed by the Company as incurred. The Company recognized $0.4 million for the year ended December 31, 2009, $0.9 million for the year ended December 31, 2008, $0.5 million for the period from March 16 to December 31, 2007, and $0.1 million in research and development costs for the period January 1 to March 15, 2007. These costs are included in Other SG&A costs in the accompanying financial statements.
          Advertising Expenditures. The Company recognizes advertising, promotion and marketing program costs the first time the advertising takes place with exception to the costs of producing advertising, which are expensed as incurred during production. The Company administers national advertising funds on behalf of its franchisees. In accordance with the franchisee contracts, the Company collects advertising fees from the franchisees and utilizes the proceeds to coordinate various advertising and marketing campaigns. The Company recognized $50.0 million for the year ended December 31, 2009, $55.1 million for the year ended December 31, 2008, $35.0 million for the period March 16 to December 31, 2007, and $20.5 million for the period January 1 to March 15, 2007, net of approximately $11.0 million annually from the national advertising fund.
          Merger Related Costs. For the period January 1 to March 15, 2007, Merger related costs of $34.6 million includes costs incurred by GNC Parent LLC, and recognized by us, in relation to the Merger. These costs were comprised of selling-related expenses of $26.4 million, a contract termination fee paid to our previous owner of $7.5 million and other costs of $0.7 million.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          The Company leases an approximately 300,000 square-foot-facility in Greenville, South Carolina where the majority of its proprietary products are manufactured. The Company also leases a 630,000 square foot complex located in Anderson, South Carolina, for packaging, materials receipt, lab testing, warehousing, and distribution. Both the Greenville and Anderson facilities are leased on a long-term basis pursuant to “fee-in-lieu-of-taxes” arrangements with the counties in which the facilities are located, but the Company retains the right to purchase each of the facilities at any time during the lease for $1.00, subject to a loss of tax benefits. As part of a tax incentive arrangement, the Company assigned the facilities to the counties and leases them back under operating leases. The Company leases the facilities from the counties where located, in lieu of paying local property taxes. Upon exercising its right to purchase the facilities back from the counties, the Company will be subject to the applicable taxes levied by the counties. In accordance with the standards on the accounting for leases, the purchase option in the lease agreements prevent sale-leaseback accounting treatment. As a result, the original cost basis of the facilities remains on the balance sheet and continues to be depreciated.
          The Company leases a 210,000 square foot distribution center in Leetsdale, Pennsylvania and a 112,000 square foot distribution center in Phoenix, Arizona. The Company also has operating leases for its fleet of distribution tractors and trailers and fleet of field management vehicles. In addition, the Company also has a minimal amount of leased office space in California, Florida, and Canada. The expense associated with leases that have escalating payment terms is recognized on a straight-line basis over the life of the lease. See Note 15, “Long-Term Lease Obligations.”
          Contingencies. In accordance with the standards on contingencies the Company accrues a loss contingency if it is probable and can be reasonably estimated or a liability had been incurred at the date of the financial statements if those financial statements have not been issued. If both of the conditions above are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company accrues costs that are part of legal settlements when the settlement is probable.
          Pre-Opening Expenditures. The Company recognizes the cost associated with the opening of new stores as incurred. These costs are charged to expense and are not material for the periods presented. Franchise store pre-opening costs are incurred by the franchisees.
          Deferred Financing Fees. Costs related to the financing of the Senior Subordinated Notes issued in December 2003, 8 5/8% Senior Notes and the December 2003 senior credit facility were capitalized and were being amortized over the term of the respective debt. As of March 15, 2007, the remaining deferred financing fees were written off as the debt was extinguished as a part of the Merger. In conjunction with the Merger, $29.3 million in costs related to the financing of new debt were capitalized and are being amortized over the life of the new debt. Accumulated amortization as of December 31, 2009 and 2008 were $10.9 million and $6.8 million, respectively.
          Income Taxes. The Company accounts for income taxes in accordance with the standards on income taxes. As prescribed by these standards, the Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. See Note 5, “Income Taxes.”
          For the year ended December 31, 2009 the Company will file a consolidated federal income tax return. For state income tax purposes, the Company will file on both a consolidated and separate return basis in the states in which it conducts business. The Company filed in a consistent manner in 2008 and 2007.
          The Company adopted the updates on the provisions of the standards on income taxes on January 1, 2007 related to the accounting for uncertainty in income taxes. As a result of the implementation, the Company recognized an adjustment of $0.4 million to retained earnings for the liability for unrecognized income tax benefits, net of the deferred tax effect. It is the

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 5, “Income Taxes,” for additional information regarding the change in unrecognized tax benefits.
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
          As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for all medical, dental, vision and prescription drug services. The Company then reimburses these service providers as claims are processed from Company employees. The Company maintains a specific stop loss provision of $250,000 per individual per plan year with a maximum lifetime benefit limit of $2.0 million per individual. The Company has no additional liability once a participant exceeds the $2.0 million ceiling. The Company’s liability for medical claims is included as a component of accrued benefits in Note 10, “Accrued Payroll and Related Liabilities,” and was $2.0 million and $2.2 million as of December 31, 2009 and 2008, respectively.
          Stock Compensation. The Company utilizes the Black-Scholes model to calculate the fair value of options under this standard, which is consistent with disclosures previously included in prior year financial statements under the original stock compensation standard. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period.
          Foreign Currency. For all foreign operations, the functional currency is the local currency. In accordance with the standard on foreign currency matters, assets and liabilities of those operations, denominated in foreign currencies, are translated into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. Gains or losses resulting from foreign currency transactions are included in results of operations.
          Financial Instruments and Derivatives. On January 1, 2009, the Company adopted the revised accounting standards on disclosure of derivative instruments and hedging activities. This new standard expands the current disclosure requirements. This new standard provides for an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under previous standards and their related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows.
          As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, are entered into from time to time to hedge our exposure to interest rate changes on a portion of the Company’s floating rate debt. These interest rate swap agreements convert a portion of the Company’s floating rate debt to fixed rate debt. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. The Company records

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet, with the offset to accumulated other comprehensive income (loss), net of tax. The Company measures hedge effectiveness by assessing the changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, if any, are recorded in interest expense in the current period.
          Derivatives designated as hedging instruments have been recorded in the consolidated balance sheet at fair value as follows:

		Fair Value
	Balance Sheet Location	December 31, 2009	December 31, 2008
		(in thousands)

Interest Rate Products	Other long-term liabilities	$(14,679)	$(18,902)

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
          Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending December 31, 2010, the Company estimates that an additional $12.0 million will be reclassified as an increase to interest expense.
          Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the year ended December 31, 2009, are as follows:

Location of Gain or
	Amount of Gain or	(Loss) Reclassified from	Amount of Gain or (Loss)
Derivatives in Cash	(Loss) Recognized in	Accumulated OCI into	Reclassified from
Flow Hedging	OCI on Derivative	Income (Effective	Accumulated OCI into
Relationships	(Effective Portion)	Portion)	Income (Effective Portion)
(in thousands)

Interest Rate Products	$(9,024)	Interest income/ (expense)	$(13,247)

          During the year ended December 31, 2009, there was no amount recorded as ineffective from accumulated other comprehensive income.
          Under the Company’s agreements with its derivative counterparty, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
          As of December 31, 2009, the fair value of derivatives in a net liability position related to these agreements was $18.1 million, including accrued interest of $3.4 million but excluding adjustments for nonperformance risk. If the Company had breached any of these provisions at December 31, 2009, it could have been required to settle its obligations under the agreements at their full termination value, which approximates the fair value of derivatives including accrued interest.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard on Generally Accepted Accounting Principles. This standard establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have any impact on the Company’s financial statements.
          In June 2009, the SEC issued a staff accounting bulletin (“SAB”) that revises or rescinds portions of the interpretive guidance included in the codification of SABs in order to make the interpretive guidance consistent with U.S. GAAP. The principal revisions include deletion of material no longer necessary or that has been superseded because of the issuance of new standards. The Company adopted this SAB during the second quarter of 2009; the adoption did not have any impact on its consolidated financial statements.
     Fair Value
          In September 2006, the FASB issued new standards on fair value measurements and disclosures. These new standards define fair value, establish a framework for measuring fair value in U.S. GAAP, and expand disclosures about fair value measurements. The new standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The original standard was initially effective as of January 1, 2008, but in February 2008 the FASB delayed the effectiveness date for applying this standard to nonfinancial assets and nonfinancial liabilities that are not at fair value in the financial statements. The standard was effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The Company adopted this new standard in the first quarter of fiscal 2008 for financial assets and liabilities. See Note 23, “Fair Value Measurements,” to our consolidated financial statements included in this report.
          In February 2007, the FASB issued a new standard on financial instruments that amends a previously issued standard. This standard expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of the standard is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under the standard, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The new standard was effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not affect the financial statements as the Company did not elect to use the fair value option.
          In October 2008, the FASB issued a new standard on determining the fair value of a financial asset. This standard clarifies the application of accounting standards in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The new standard was effective upon issuance for financial statements that have not been issued. The adoption of this new standard did not have any impact on the Company’s financial assets and liabilities.
          In August 2009, the FASB issued an update to the standard on fair value measurements and disclosures. This update provides guidance on the manner in which the fair value of liabilities should be determined. This update is effective for annual periods ending after September 15, 2009. The adoption of this standard did not have any impact on the Company’s financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     Business Combinations and Consolidation
          In December 2007, the FASB issued a new standard on business combinations. This new standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. The new standard significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under this standard, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact the acquirer’s income tax expense. The standard provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The original standard became effective for fiscal years beginning after December 15, 2008 with early application prohibited and amends the standard on income taxes such that adjustments made to deferred taxes and acquired tax contingencies after January 1, 2009, even for business combinations completed before this date, will impact net income. The Company adopted this new standard during the first quarter of fiscal 2009; the adoption did not have any impact on its consolidated financial statements.
          In December 2007, the FASB issued a new standard on consolidation. The issuance of this new standard changes the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The standard was effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted this new standard during the first quarter of fiscal 2009; the adoption did not have any impact on its consolidated financial statements.
          In June 2009, the FASB issued an update to the standard on consolidations. The standard is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after January 1, 2010. The adoption of this standard will not have any impact on the Company’s financial statements.
     Other
          In March 2008, the FASB issued a new standard on derivatives and hedging. The new standard requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The new standard was effective for interim and annual periods beginning on or after November 15, 2008. The Company adopted this standard during the first quarter of 2009; the adoption had no impact on its consolidated financial statements.
          In April 2008, the FASB issued a new standard on goodwill and intangibles which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. The intent of this new standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this new standard during the first quarter of fiscal 2009; the adoption did not have any impact on its consolidated financial statements.
          In April 2009, the FASB issued a new standard on the disclosure of financial instruments. This new standard brings the interpretive guidance into alignment with the changes in U.S. GAAP. The Company adopted this new standard during the second quarter of fiscal 2009; the adoption did not have any impact on its consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          In May 2009, the FASB issued a standard on subsequent events which establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The intent of this standard is to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB which is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place. The Company adopted this standard during the second quarter of 2009; the adoption did not have any impact on its consolidated financial statements. In September 2009, the FASB issued an update to the standard on income taxes. This update adds to the definition of a tax position of an entity’s status, including its status as a pass-through entity, eliminates certain disclosure requirements for non-public entities, and provides application for pass-through entities. The adoption of this standard did not have any impact on the Company’s financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. RECEIVABLES
          Receivables at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Trade receivables	$90,832	$88,913
Other	4,889	4,278
Allowance for doubtful accounts	(1,789)	(4,147)
Related party	423	369

	$94,355	$89,413

NOTE 4. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	December 31, 2009
			Net Carrying
	Gross cost	Reserves (a)	Value
	(in thousands)
Finished product ready for sale	$319,688	$(8,266)	$311,422
Work-in-process, bulk product and raw materials	54,803	(1,288)	53,515
Packaging supplies	5,555	—	5,555

	$380,046	$(9,554)	$370,492

	December 31, 2008
			Net Carrying
	Gross cost	Reserves (a)	Value
	(in thousands)
Finished product ready for sale	$311,218	$(9,275)	$301,943
Work-in-process, bulk product and raw materials	57,995	(1,111)	56,884
Packaging supplies	4,827	—	4,827

	$374,040	$(10,386)	$363,654

(a)	Reserves primarily consist of amounts recorded for valuation and obsolescence.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INCOME TAXES
          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
          Significant components of the Company’s deferred tax assets and liabilities at each respective period consisted of the following:

	December 31, 2009			December 31, 2008
	(in thousands)
	Assets	Liabilities	Net	Assets	Liabilities	Net
Deferred tax:
Current assets (liabilities):
Operating reserves	$2,906	$—	$2,906	$4,510	$—	$4,510
Deferred revenue	1,727	—	1,727	12,002	—	12,002
Prepaid expenses	—	(10,170)	(10,170)	—	(10,292)	(10,292)
Accrued worker compensation	2,167	—	2,167	1,845	—	1,845
Foreign tax credits	1,035	—	1,035	2,858	—	2,858
Other	3,401	(1,688)	1,713	562	(30)	532

Total current	$11,236	$(11,858)	$(622)	$21,777	$(10,322)	$11,455

Non-current assets (liabilities):
Intangibles	$—	$(308,724)	$(308,724)	$—	$(305,644)	$(305,644)
Fixed assets	5,255	—	5,255	9,945	—	9,945
Stock compensation	2,705	—	2,705	1,638	—	1,638
Net operating loss carryforwards	8,100	—	8,100	12,743	—	12,743
Interest rate swap	5,343	—	5,343	6,880	—	6,880
Foreign tax credits.	—	—	—	3,950	—	3,950
Other	5,957	—	5,957	4,475	—	4,475
Valuation allowance	(7,530)	—	(7,530)	(11,990)	—	(11,990)

Total non-current	$19,830	$(308,724)	$(288,894)	$27,641	$(305,644)	$(278,003)

Total net deferred taxes	$31,066	$(320,582)	$(289,516)	$49,418	$(315,966)	$(266,548)

          As of December 31, 2009 and 2008, the Company had deferred tax assets relating to state NOLs in the amount of $8.1 million and $12.7 million, respectively. With the exception of $0.6 million and $0.8 million of deferred tax assets as of December 31, 2009 and 2008, respectively, a valuation allowance was provided for all the state NOLs as the Company currently believes that these NOLs, with lives ranging from five to twenty years, may not be realizable prior to their expiration.
          Deferred income taxes were not provided on cumulative undistributed earnings of international subsidiaries, at December 31, 2009 and 2008, as unremitted earnings of the Company’s non-U.S. subsidiaries were determined to be permanently reinvested.
          Income before income taxes consisted of the following components:

	Successor			Predecessor
	Year ended	Year ended	March 16-	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
	(in thousands)

Domestic	$104,155	$79,840	$25,607	$(63,672)
Foreign	7,083	6,941	5,977	1,661

Total income (loss) before income taxes	$111,238	$86,781	$31,584	$(62,011)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense/(benefit) for all periods consisted of the following components:

	Successor			Predecessor
	Year ended	Year ended	March 16 -	January 1
	December 31,	December 31,	December 31,	- March 15,
	2009	2008	2007	2007
	(in thousands)
Current:
Federal	$10,373	$3,082	$—	$(21,547)
State	6,704	3,391	462	(279)
Foreign	3,111	1,157	2,835	444

	20,188	7,630	3,297	(21,382)

Deferred:
Federal	20,548	22,753	8,266	9,984
State	883	1,618	1,037	701
Foreign	—	—	—	—

	21,431	24,371	9,303	10,685

Income tax expense (benefit)	$41,619	$32,001	$12,600	$(10,697)

          For the year ended December 31, 2009, a net $0.5 million discrete tax benefit was recorded while a $2.0 million discrete tax benefit was recorded for the year ended December 31, 2008.
          The following table summarizes the differences between the Company’s effective tax rate for financial reporting purposes and the federal statutory tax rate.

	Successor			Predecessor
	Year ended	Year ended	March 16	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007

Percent of pretax earnings:
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income tax, net of federal tax benefit	2.6%	2.6%	2.3%	0.6%
Other permanent differences	0.9%	1.2%	2.0%	-17.4%
International operations, net of foreign tax credits	(0.6%)	0.0%	0.0%	0.0%
Federal tax credits and income deductions	(1.4%)	(2.5%)	(0.2%)	0.1%
Tax impact of uncertain tax positions and other	0.9%	0.6%	0.8%	-1.0%

Effective income tax rate	37.4%	36.9%	39.9%	17.3%

          In June 2006, the FASB issued a new standard on income taxes which applies to all open tax positions accounted for in accordance with previously issued standards on income taxes. This interpretation is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities.
          The Company adopted the provisions of this standard on January 1, 2007. As a result of the implementation of the standard, the Company recognized a $0.4 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additionally, as a result of the implementation of the standard, the Company recorded

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
$15.0 million of unrecognized tax benefits related to a balance sheet reclassification that did not impact retained earnings. A total of $11.3 million of this reclassification relates to the gross presentation of certain tax positions related to periods that are subject to the indemnification provisions of the purchase agreement between the Company and Numico. Under these provisions Numico is responsible for the satisfaction of these claims, and, as such the Company recorded a corresponding receivable of $11.3 million. The remaining $3.7 million related to tax positions previously categorized as current liabilities.
          After the recognition of these items in connection with the implementation of the standard on income taxes, the total liability for unrecognized tax benefits at January 1, 2007 was $14.2 million. At December 31, 2009 and 2008, the Company had a liability of $6.8 million and $5.5 million, respectively, for unrecognized tax benefits. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Accrued interest and penalties were $2.2 million and $1.2 million as of December 31, 2009 and 2008, respectively.
          As of December 31, 2009, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
          The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it and its subsidiaries operate. The Company has been audited by the Internal Revenue Service, (“IRS”), through its March 15, 2007 tax year. The IRS commenced an examination of the Company’s 2005, 2006 and short period 2007 federal income tax returns in February 2008. The IRS issued an examination report in the second quarter of 2009, the Company received notification from the IRS that the Joint Committee of Taxation had completed its review and had taken no exceptions to the conclusions reached by the IRS. As such the Company recorded a discrete tax benefit of $0.9 million for the reduction of its liability of unrecognized tax benefits. The Company has various state and local jurisdiction tax years open to examination (earliest open period 2004), and the Company also has certain state and local jurisdictions currently under audit. As of December 31, 2009, the Company believes that it is appropriately reserved for any potential federal and state income tax exposures.
          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor			Predecessor
	Year Ended	Year Ended
	December 31,	December 31,	March 16 -	January 1-
	2009	2008	December 31, 2007	March 15, 2007
	(in thousands)
Balance of unrecognized tax benefits at beginning of period	$5,542	$6,871	$15,771	$14,190
Additions for tax positions taken during current period	1,881	1,620	617	1,581
Additions for tax positions taken during prior periods	2,108	—	—	—
Reductions for tax positions taken during prior periods	(2,264)	(2,059)	(235)	—
Settlements	(491)	(890)	(9,282)	—

Balance of unrecognized tax benefits at end of period	$6,776	$5,542	$6,871	$15,771

          At December 31, 2009, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5.9 million. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Favorable resolution would be recognized as a reduction to our effective income tax rate in the period of resolution.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PREPAIDS AND OTHER CURRENT ASSETS
          Other current assets at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Current portion of franchise note receivables	$718	$871
Less: allowance for doubtful accounts	—	(240)
Prepaid rent	13,397	12,992
Prepaid insurance	4,452	5,590
Prepaid income tax	9,737	11,138
Prepaid payroll tax	923	3,684
Other current assets	12,992	13,917

	$42,219	$47,952

NOTE 7. GOODWILL, BRANDS, AND OTHER INTANGIBLE ASSETS, NET
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
          For the year ended December 31, 2009 and 2008, the Company acquired 53 and 33 franchise stores, respectively. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. For the year ended December 31, 2009, the total purchase prices associated with these acquisitions was $9.3 million, of which $2.5 million was paid in cash. For the year ended December 31, 2008, the total purchase price associated with these acquisitions was $1.7 million, of which $0.3 million was paid in cash.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          The following table summarizes the Company’s goodwill activity:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2007	$306,126	$117,303	$202,841	$626,270
Acquired franchise stores	351	—	—	351
Other adjustments	(3,712)	—	—	(3,712)

Balance at December 31, 2008	$302,765	$117,303	$202,841	$622,909

Acquired franchise stores	1,844	—	—	1,844

Balance at December 31, 2009	$304,609	$117,303	$202,841	$624,753

          During the year ended December 31, 2008, the Company recorded adjustments of $(3.7) million related to income taxes. The 2008 adjustment relates principally to foreign tax credits from amended federal returns.
          Intangible assets other than goodwill consisted of the following at each respective period:

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2007	$6,041	$500,000	$220,000	$165,702	$1,129	$892,872
Acquired franchise stores	—	—	—	—	195	195
Other additions	—	—	—	1,000	—	1,000
Amortization expense	(3,585)	—	—	(6,683)	(623)	(10,891)

Balance at December 31, 2008	$2,456	$500,000	$220,000	$160,019	$701	$883,176

Acquired franchise stores	—	—	—	—	953	953
Other additions	—	—	—	—	—	—
Amortization expense	(2,081)	—	—	(6,943)	(735)	(9,759)

Balance at December 31, 2009	$375	$500,000	$220,000	$153,076	$919	$874,370

          The following table represents the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	December 31, 2009			December 31, 2008
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
	(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(3,354)	146	3,500	(2,545)	955
Gold card — franchise	3	5,500	(5,271)	229	5,500	(3,999)	1,501
Retail agreements	25-35	31,000	(3,090)	27,910	31,000	(2,038)	28,962
Franchise agreements	25	70,000	(7,817)	62,183	70,000	(5,016)	64,984
Manufacturing agreements	25	70,000	(7,817)	62,183	70,000	(5,017)	64,983
Other intangibles	5	1,150	(350)	800	1,150	(60)	1,090
Franchise rights	1-5	3,061	(2,142)	919	2,108	(1,407)	701

		$904,211	$(29,841)	$874,370	$903,258	$(20,082)	$883,176

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          The following table represents future estimated amortization expense of intangible assets with finite lives:

Estimated
amortization
Years ending December 31,	expense
(in thousands)
2010	7,710
2011	7,071
2012	6,976
2013	6,920
2014	6,679
Thereafter	119,014

Total	$154,370

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Land, buildings and improvements	$61,572	$59,718
Machinery and equipment	82,273	71,230
Leasehold improvements	72,284	63,701
Furniture and fixtures	44,963	38,682
Software	18,035	12,537
Construction in progress	4,974	9,301

Total property, plant and equipment	$284,101	$255,169
Less: accumulated depreciation	(84,520)	(49,015)

Net property, plant and equipment	$199,581	$206,154

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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. OTHER LONG-TERM ASSETS
          Other assets at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Long-term franchise notes receivables	$2,646	$1,197
Long-term deposit	517	511
Other	1,169	810

	$4,332	$2,518

          Annual maturities of the Company’s long term and current (see current portion in Note 6, “Prepaids and Other Current Assets”) franchise notes receivable at December 31, 2009 are as follows:

Years ending December 31,	Receivables

(in thousands)
2010	718
2011	692
2012	721
2013	666
2014	567

Total	$3,364

NOTE 10. ACCRUED PAYROLL AND RELATED LIABILITIES
          Accrued payroll and related liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Accrued payroll	$17,255	$14,592
Accrued taxes and benefits	5,022	7,990

Total	$22,277	$22,582

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. DEFERRED REVENUE AND OTHER CURRENT LIABILITIES
          Other current liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Deferred revenue	$33,837	$32,465
Payable to former shareholders	2,625	12,954
Accrued occupancy	4,882	4,219
Accrued worker compensation	5,892	5,069
Accrued taxes	5,683	5,111
Deferred tax liability (see Note 5)	622	—
Accrued income tax	404	—
Other current liabilities	11,185	14,491

Total	$65,130	$74,309

          Deferred revenue consists primarily of Gold Card and gift card deferrals.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. LONG-TERM DEBT / INTEREST
          In conjunction with the Merger, the Company repaid certain of its existing debt and issued new debt. The new debt, which was entered into or issued on the closing, consisted of a senior credit facility comprised of a $675.0 million term loan facility and a $60.0 million revolving credit facility (the “2007 Senior Credit Facility”), $300.0 million aggregate principal amount of Senior Floating Rate Toggle Notes due 2014 (the “Senior Toggle Notes”), and $110.0 million aggregate principal amount of 10.75% Senior Subordinated Notes due 2015 (the “10.75% Senior Subordinated Notes”). The Company utilized proceeds from the new debt to repay its December 2003 senior credit facility, its 8 5/8% Senior Notes issued in January 2005, and its 8 1/2% Senior Subordinated Notes issued in December 2003.
          Long-term debt at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)

2007 Senior credit facility	$644,619	$668,563
Senior Toggle Notes	297,959	297,585
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	7,184	8,557
Capital leases	47	41
Less: current maturities	(1,724)	(13,509)

Total	$1,058,085	$1,071,237

          At December 31, 2009, the Company’s total debt principal maturities are as follows:

		Senior	10.75% Senior
Years Ending	2007 Senior	Toggle	Subordinated	Mortgage Loan/
December 31,	Credit Facility	Notes (a)	Notes	Capital Leases	Total
	(in thousands)
2010	$237	$—	$—	$1,487	$1,724
2011	1,681	—	—	1,582	3,263
2012	6,750	—	—	1,695	8,445
2013	635,951	—	—	1,812	637,763
2014	—	300,000	—	655	300,655
Thereafter	—	—	110,000	—	110,000

	$644,619	$300,000	$110,000	$7,231	$1,061,850

(a)	The Senior Toggle Notes include the balance of the initial original issue discount of $3.0 million.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s net interest expense for each respective period is as follows:

	Successor			Predecessor
	Year ended		March 16-	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
	(in thousands)
2007 Senior credit facility
Term Loan	$32,775	$43,302	$41,165	$—
Revolver	489	482	374	—
Senior Toggle Notes	20,003	23,671	23,455	—
10.75% Senior Subordinated Notes	11,825	11,825	9,361	—
Deferred financing fees	4,104	3,907	2,922	589
Mortgage	544	643	680	392
OID amortization	374	339	247	—
Interest income	(161)	(1,169)	(2,682)	(336)
2003 Senior credit facility
Term Loan	—	—	—	918
Revolver	—	—	—	132
8 1/2% Senior Subordinated Notes	—	—	—	2,695
8 5/8% Senior Notes	—	—	—	3,807
Deferred fee writedown-early extinguishment	—	—	—	11,680
Call premiums	—	—	—	23,159

Interest expense, net	$69,953	$83,000	$75,522	$43,036

          Accrued interest at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)

2007 Senior credit facility	$5,350	$5,564
Senior Toggle Notes	5,720	6,700
10.75% Senior Subordinated Notes	3,482	3,481

Total	$14,552	$15,745

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          Description of Debt:
          2007 Senior Credit Facility. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million revolving credit facility. The term loan facility will mature in September 2013. The revolving credit facility will mature in March 2012. The 2007 Senior Credit Facility permits the Company to prepay a portion or all of the outstanding balance without incurring penalties (except LIBOR breakage costs). Subject to certain exceptions, the credit agreement requires that 100% of the net cash proceeds from certain asset sales, casualty insurance, condemnations and debt issuances, and a specified percentage (ranging from 50% to 0% based on a defined leverage ratio) of excess cash flow (as defined in the agreement) for each fiscal year must be used to pay down outstanding borrowings. GNC Corporation, the Company’s direct parent company, and the Company’s existing and future direct and indirect domestic subsidiaries have guaranteed the Company’s obligations under the 2007 Senior Credit Facility. In addition, the 2007 Senior Credit Facility is collateralized by first priority pledges (subject to permitted liens) of the Company’s equity interests and the equity interests of the Company’s domestic subsidiaries.
          All borrowings under the 2007 Senior Credit Facility bear interest, at the Company’s option, at a rate per annum equal to (i) the higher of (x) the prime rate (as publicly announced by JP Morgan Chase Bank, N.A. as its prime rate in effect) and (y) the federal funds effective rate, plus 0.50% per annum plus, at December 31, 2009, applicable margins of 1.25% per annum for the term loan facility and 1.0% per annum for the revolving credit facility or (ii) adjusted LIBOR plus 2.25% per annum for the term loan facility and 2.0% per annum for the revolving credit facility. In addition to paying interest on outstanding principal under the 2007 Senior Credit Facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized revolving loan commitments at a rate of 0.50% per annum.
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
          The 2007 Senior Credit Facility contains events of default, including (subject to customary cure periods and materiality thresholds) defaults based on (1) the failure to make payments under the 2007 Senior Credit Facility when due, (2) breach of covenants, (3) inaccuracies of representations and warranties, (4) cross-defaults to other material indebtedness, (5) bankruptcy events, (6) material judgments, (7) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, (8) the actual or asserted invalidity of documents relating to any guarantee or security document, (9) the actual or asserted invalidity of any subordination terms supporting the 2007 Senior Credit Facility, and (10) the occurrence of a change in control. If any such event of default occurs, the lenders would be entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a collateralized creditor. If certain bankruptcy events occur, the facilities will automatically accelerate.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          The Company pays interest based on the aggregate available amount of the revolving credit facility at a per annum rate equal to 0.5%. The Company pays interest on outstanding borrowings on the revolving credit facility at a Eurodollar rate or Adjusted Base Rate (“ABR”) plus the applicable margin in effect. As of both December 31, 2009 and 2008, the ABR was 4.25%. The Company also pays an additional interest rate of 2.25% per annum on all outstanding letters of credit issued. As of December 31, 2009 and 2008, $7.9 million and $6.2 million, respectively, of the revolving credit facility was utilized to secure letters of credit. The Company had outstanding ABR borrowings under the revolving credit facility of $5.4 million at December 31, 2008. No amounts were outstanding at December 31, 2009.
          Senior Toggle Notes. In connection with the Merger, the Company completed a private offering of $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value. The Senior Toggle Notes are the Company’s senior non collateralized obligations and are effectively subordinated to all of the Company’s existing and future collateralized debt, including the 2007 Senior Credit Facility, to the extent of the assets securing such debt, rank equally with all the Company’s existing and future non collateralized senior debt and rank senior to all the Company’s existing and future senior subordinated debt, including the 10.75% Senior Subordinated Notes. The Senior Toggle Notes are guaranteed on a senior non collateralized basis by each of the Company’s existing and future domestic subsidiaries (as defined in the Senior Toggle Notes indenture). If the Company fails to make payments on the Senior Toggle Notes, the notes guarantors must make them instead.
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
          In accordance with the terms of the Senior Toggle Notes purchase agreement and the offering memorandum, these notes were required to be exchanged for publicly registered exchange notes within 210 days after the sale of these notes. As required, these notes were registered and the exchange offer was completed on September 28, 2007.
          10.75% Senior Subordinated Notes. In connection with the Merger, the Company completed a private offering of $110.0 million of its 10.75% Senior Subordinated Notes due 2015. The 10.75% Senior Subordinated Notes are the Company’s senior subordinated non collateralized obligations and are subordinated to all the Company’s existing and future senior debt, including the Company’s 2007 Senior Credit Facility and the Senior Toggle Notes, rank equally with all of the

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company’s existing and future senior subordinated debt, and rank senior to all the Company’s existing and future subordinated debt. The 10.75% Senior Subordinated Notes are guaranteed on a senior subordinated non collateralized basis by each of the Company’s existing and future domestic subsidiaries (as defined in the 10.75% Senior Subordinated Notes indenture). If the Company fails to make payments on the 10.75% Senior Subordinated Notes, the notes guarantors must make them instead. Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year from March 16, 2007 and is payable semi-annually in arrears on March 15 and September 15 of each year.
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
          In accordance with the terms of the 10.75% Senior Subordinate Notes purchase agreement and the offering memorandum, these notes were required to be exchanged for publicly registered exchange notes within 210 days after the sale of these notes. As required, these notes were registered and the exchange offer was completed on September 28, 2007.
          The Company expects to fund its operations through internally generated cash and, if necessary, from borrowings under the amount remaining available under the Company’s $60.0 million revolving credit facility. The Company expects its primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. The Company anticipates that cash generated from operations, together with amounts available under the Company’s revolving credit facility, will be sufficient to meet its future operating expenses, capital expenditures and debt service obligations as they become due. However, the Company’s ability to make scheduled payments of principal on, to pay interest on, or to refinance the Company’s indebtedness and to satisfy the Company’s other debt obligations will depend on the Company’s future operating performance, which will be affected by general economic, financial and other factors beyond the Company’s control. The Company believes that it has complied with the Company’s covenant reporting and compliance in all material respects for the year ended December 31, 2009.
Predecessor Debt:
     Senior Credit Facility. In 2003, the Company entered into a senior credit facility with a syndicate of lenders. Our then-parent and our domestic subsidiaries guaranteed our obligations under the senior credit facility. The senior credit facility at December 31, 2004 consisted of a $285.0 million term loan facility and a $75.0 million revolving credit facility. This facility was subsequently amended in December 2004. In January 2005, as a stipulation of the December 2004 amendment, the Company used the net proceeds of its Senior Notes (as described below) offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under the prior $285.0 million term loan facility. In conjunction with the Merger, the Company repaid certain of its existing debt, and issued new debt. The Company utilized proceeds from the new debt to repay its December 2003 senior credit facility.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          Senior Notes. In January 2005, the Company issued $150.0 million of its Senior Notes. The Senior Notes were scheduled to mature on January 15, 2011, and bore interest at the rate of 8 5/8% per annum, which was payable semi-annually in arrears on January 15 and July 15 of each year. In conjunction with the Merger, the Company repaid certain of its existing debt, and issued new debt. The Company utilized proceeds from the new debt to redeem in full its 8 5/8% Senior Notes issued in January 2005.
          Senior Subordinated Notes. In 2003, the Company issued $215.0 million of its Senior Subordinated Notes. The Senior Subordinated Notes were mature on December 1, 2010, and bore interest at the rate of 8 1/2% per annum, which was payable semi-annually in arrears on June 1 and December 1 of each year. In conjunction with the Merger, the Company repaid certain of its existing debt, and issued new debt. The Company utilized proceeds from the new debt to redeem in full its 8 1/2% Senior Subordinated Notes issued in December 2003.
NOTE 13. OTHER LONG TERM LIABILITIES
          Other long term liabilities at each respective period consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Fair value of interest rate swap agreements	$14,679	$18,902
Payable to former shareholders	—	767
Liability for unrecognized tax benefits	6,776	5,542
Rent escalations	10,569	10,089
Other	7,496	5,684

Total	$39,520	$40,984

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. FINANCIAL INSTRUMENTS
          At December 31, 2009 and 2008, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Based on the interest rates currently available and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Cash and cash equivalents	$75,089	$75,089	$42,307	$42,307
Receivables	94,355	94,355	89,413	89,413
Franchise notes receivable	3,364	3,364	1,828	1,828
Accounts payable	95,904	95,904	123,577	123,577
Long term debt	1,059,809	977,718	1,084,746	702,392
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          The composition of the Company’s rental expense for all periods presented included the following components:

	Successor			Predecessor
	Year Ended	Year Ended	March 16-	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
		(in thousands)
Retail stores:
Rent on long-term operating leases, net of sublease income	$110,365	$109,199	$83,867	$20,887
Landlord related taxes	16,498	15,987	12,138	2,987
Common operating expenses	29,398	31,435	24,659	6,364
Percent rent	15,899	14,159	9,880	2,863

	172,160	170,780	130,544	33,101
Truck fleet	4,740	4,363	3,441	904
Other	11,189	11,331	6,847	4,031

	$188,089	$186,474	$140,832	$38,036

          Minimum future obligations for non-cancelable operating leases with initial or remaining terms of at least one year in effect at December 31, 2009 are as follows:

	Company	Franchise
	Retail	Retail		Sublease
	Stores	Stores	Other	Income	Total
	(in thousands)

2010	$100,660	$21,421	$5,812	$(21,421)	$106,472
2011	83,393	17,312	5,025	(17,312)	88,418
2012	63,061	11,983	3,091	(11,983)	66,152
2013	46,572	6,702	2,318	(6,702)	48,890
2014	33,914	2,274	2,180	(2,274)	36,094
Thereafter	79,652	2,718	964	(2,718)	80,616

	$407,252	$62,410	$19,390	$(62,410)	$426,642

NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation
          The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, products liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. If the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
          In April 2006, the Company filed pleadings seeking to remove the then-pending Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions were pending. At the same time, the Company filed motions seeking to transfer the then-pending Andro Actions to the U.S. District Court, Southern District of New York based on “related to” bankruptcy jurisdiction, as one of the manufacturers supplying it with Andro Products, and from whom it sought indemnity, MuscleTech Research and Development, Inc. (“MuscleTech”), had filed for bankruptcy. The Company was successful in removing the New Jersey, New York, Pennsylvania, and Florida Andro Actions to federal court and transferring these actions to the U.S. District Court, Southern District of New York based on bankruptcy jurisdiction. The California case, Guzman v. General Nutrition Companies, Inc., was not removed and remains pending in the Superior Court of the State of California for the County of Los Angeles.
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
          On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an order to that effect. In August 2008, plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit, and oral argument was heard on October 14, 2009. The Second Circuit reversed the dismissal and remanded the case to the U.S. District Court, Southern District of New York.
          In the Guzman case in California, plaintiffs’ Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008. Oral arguments took place on January 15, 2010 and the court reversed the order denying class certification.
          On October 3, 2008, the plaintiffs in the five other Andro Actions filed another suit related to the sale of Andro Products in state court in Illinois. Stephens and Pio v. General Nutrition Companies, Inc. (Case No. 08 CH 37097, Circuit Court of Cook County, Illinois, County Department, Chancery Division). The allegations are substantially similar to all of the other Andro Actions.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          As any liabilities that may arise from these cases are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
          California Wage and Break Claim. On November 4, 2008, ninety-eight plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that we failed to pay them split shift and overtime compensation to which they were entitled under California law. Discovery in this case is ongoing and we are vigorously defending these matters. The court has developed a mediation procedure for handling the pending claims and has ordered the parties to mediate with small groups of plaintiffs and stayed the case as to the plaintiffs not participating in the mediations. The first of the mediation sessions occurred February 10, 2010 and March 4, 2010 and did not result in any settlements. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
          Franchise Class Action. On November 7, 2006, Abdul Ahussain, on behalf of himself and all others similarly situated, sued GNC Franchising, LLC and General Nutrition Corporation in the U.S. District Court, Central District of California, Western Division. Plaintiff alleged that GNC engages in unfair business practices designed to earn a profit at its franchisees’ expense, among other things, in violation of California Business & Professions Code, §§ 17200 et seq. (the “CBPC”). These alleged practices include: (1) requiring its franchises to carry slow moving products, which cannot be returned to GNC after expiration, with the franchisee bearing the loss; (2) requiring franchised stores to purchase new or experimental products, effectively forcing the franchisees to provide free market research; (3) using our Gold Card program to collect information on franchised store customers and then soliciting business from such customers; (4) underselling its franchised stores by selling products through the GNC website at prices below or close to the wholesale price, thereby forcing franchises to sell the same products at a loss; and (5) manipulating prices at which franchised stores can purchase products from third-party suppliers, so as to maintain GNC’s favored position as a product wholesaler. Plaintiffs are seeking damages in an unspecified amount and equitable and injunctive relief. On March 19, 2008, the court certified a class as to only plaintiffs’ claim under the CBPC. The class consists of all persons or entities who are or were GNC franchisees in the State of California from November 13, 2002 to the date of adjudication. Plaintiff’s individual claims were settled and dismissed. On March 18, 2009, the Company’s motion for summary judgment was granted as to the CBPC class claim. In April 2009, GNC filed a motion for court costs and attorneys’ fees and the court ordered the plaintiffs to pay approximately $0.4 million to GNC for its fees and costs. Plaintiff’s judgment was satisfied in full by October 6, 2009, and a Satisfaction of Judgment was filed with the court on that date.
          Jackson Claim. On November 10, 2008, Grady Jackson, on behalf of himself and all others similarly situated, filed a complaint against General Nutrition Corporation and the Company in the Superior Court of the State of California for the County of Alameda. On December 15, 2008, the matter was removed to the U.S. District Court, Northern District of California. This consumer class and representative action brought under California Unfair Competition and False Advertising Law asserts, among other things, that the non-GNC product “Nikki Haskell’s Star Caps” contained a prescription diuretic ingredient that was not disclosed on the label. On March 31, 2009, GNC filed a motion to dismiss. By order dated June 10, 2009, the court dismissed three of the seven counts asserted by plaintiffs. In September 2009, a settlement was reached, contemplating payment of an immaterial amount of attorneys’ fees to putative class counsel by GNC, and distribution of GNC discount coupons to certain putative class members. The court signed the stipulation of dismissal on October 27, 2009.
          DiMauro Claim. On December 18, 2008, plaintiffs Laura and Charles DiMauro filed a personal injury complaint against General Nutrition Corporation in Circuit Court for Miami-Dade County Florida. Plaintiffs allege that Laura DiMauro’s use and consumption of a non-GNC product called “Up Your Gas” resulted in liver failure that required a liver transplant in August 2007. Plaintiffs assert, among other things, claims for strict liability, negligence, and fraud and seek unspecified monetary damages. GNC has moved to dismiss this case on the grounds of forum non conveniens. In December 2009, a settlement was reached, contemplating payment of an immaterial amount by GNC.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against, among others, General Nutrition Centers, Inc. in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. GNC tendered the claim to the insurance company of the franchisee whose GNC store sold and allegedly misrepresented the product. On or about October 9, 2009, GNC answered plaintiff’s first amended complaint and cross-claimed against co-defendants Proviant Technologies and Ergopharm. Discovery in this case is ongoing and the Company is vigorously defending the matter. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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
          Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled fourteen Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in 22 lawsuits in several states (note that prior to May 1, 2009, GNC was a co-defendant in one Hydroxycut case, Ciavarra (see “Ciavarra Claim” entry above)). Iovate previously accepted GNC’s tender request for defense and indemnification under its purchasing agreement with GNC and, as such, Iovate has accepted GNC’s request for defense and indemnification in the new Hydroxycut matters. GNC’s ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage and the creditworthiness of its insurer, and the absence of significant defenses by the insurer. To the extent GNC was not fully compensated by Iovate’s insurer, it could seek recovery directly from Iovate. GNC’s ability to fully recover such amounts would be limited by the creditworthiness of Iovate.
          GNC has been named in 23 lawsuits related to Hydroxycut: 17 individual, largely personal injury claims (including Ciavarra discussed above) and 6 putative class actions, generally inclusive of claims of consumer fraud, misrepresentation, strict liability, and breach of warranty.
          The following 16 personal injury matters were filed by individuals claiming injuries from use and consumption of Hydroxycut-branded products:
•	Michael Owens and Donna Owens v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles, BC413006 (filed May 1, 2009);

•	Eva M. Stasiak v. Iovate Health Sciences USA, Inc., et al., Superior Court of the State of California, County of Los Angeles, BC413201 (filed May 11, 2009);

•	Jaime Ruben Perez v. Gerald Brandt, individually and d/b/a/ Breakthru Products, et al., 229th Judicial District, Duval County, Texas (filed May 29, 2009);

•	Juan A. Noyola, II v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Southern District of New York, 09CV6740 (filed July 29, 2009);

•	Christopher and Dana Hamilton v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Ohio, 09CV1944 (filed August 18, 2009);

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
•	Hector Manuel Abarca and Diana Curiel v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of California, 09CV3861 (filed August 21, 2009);

•	Jessica Rogoff v. General Nutrition Centers, Inc., et al., Superior Court of the State of California, County of Los Angeles, BC422842 (filed September 29, 2009);

•	Pattie Greenwood, et al. v. Iovate Health Sciences, USA, Inc., et al., State Court of Oklahoma County, CJ-2009-10759 (filed October 30, 2009);

•	Lucretia Ballou v. Muscletech Research and Development, Inc., et al., U.S. District Court, Western District of Louisiana, 09CV1996 (filed December 3, 2009);

•	Clinton Davis v. GNC Corporation, et al., U.S. District Court, Eastern District of Pennsylvania, 09CV5055 (filed November 11, 2009);

•	Michael Fyalka v. Iovate Health Sciences, et al., U.S. District Court, Southern District of Illinois, 09CV944 (filed November 10, 2009);

•	Monica Fay Stepter v. Iovate Health Sciences, USA, Inc., et al., 17th Judicial District Court, Parish of LaFourche, Louisiana (filed November 25, 2009);

•	Andrew Nolley v. Muscletech Research and Development, et al., U.S. District Court, Northern District of Mississippi, 09CV140 (filed December 18, 2009);

•	Kerry Donald v. Iovate Health Sciences Group, et al., Supreme Court of the State of New York, Kings County (filed January 22, 2010);

•	Casey Slyter v. GNC Corporation, et al., U.S. District Court, District of Kansas, 10CV2065 (filed January 29, 2010); and

•	Debra Rutherford, et al. v. Muscletech Research and Development, Inc., U.S. District Court, Northern District of Alabama, 10CV370 (filed February 19, 2010).
Plaintiffs in the Owens and Stasiak cases dismissed those cases without prejudice in June 2009. Plaintiff Perez filed a Notice of Non-suit without prejudice which was granted by court order on November 18, 2009. Plaintiff Noyola amended the original complaint in December 2009 and did not identify GNC as a defendant.
          The following six putative class actions generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty:
•	Andrew Dremak, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California, 09CV1088 (filed May 19, 2009);

•	Enjoli Pennier, et al. v. Iovate Health Sciences, et al., U.S. District Court, Eastern District of Louisiana, 09CV3533 (filed May 13, 2009);

•	Alejandro M. Jimenez, et al. v. Iovate Health Sciences, Inc., et al., U.S. District Court, Eastern District of California, 09CV1473 (filed May 28, 2009);

•	Amy Baker, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama, 09CV872 (filed May 4, 2009);

•	Kyle Davis and Sara Carreon, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama, 09CV896 (filed May 7, 2009); and

•	Lenny Charles Gunn, Tonya Rhoden, and Nicholas Atelevich, et al., v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California, 09CV2337 (filed October 24, 2009).
By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions (including the above-listed GNC class actions) in the Southern District of California (In re: Hydroxycut Marketing and Sales Practices Litigation, MDL No. 2087). Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
damages. Under its purchasing agreement with the vendor, WellNx, GNC tendered the matter to WellNx for defense and indemnification. WellNx has accepted GNC’s request for defense and indemnification. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          Chen Claim. On April 30, 2009, plaintiff Yuging “Phillis” Chen filed a Third Amended Complaint against, among others, Nutra Manufacturing, Inc., in the Superior Court of California for the County of Los Angeles. Plaintiff alleges that her use and consumption of various products, including Mega Garlic Plus and Herbalifeline, manufactured by Nutra Manufacturing, caused personal injuries. Plaintiff asserts, among other things, claims for strict liability, negligence, and fraud, and seeks unspecified monetary damages. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
          California False Labeling and Consumer Fraud Claims. Beginning in May 2009, a series of false labeling and consumer fraud cases (listed below) were filed in California in connection with label claims of non-GNC products sold in the Company’s stores.
•	Michael Gonzales and Zia Nawabi, et al. v. Maximum Human Performance, Inc., et al., U.S. District Court, Central District of California, 09CV532 (filed May 5, 2009) (“Musclemeds”);

•	Michael Campos and Michael Gonzales, et al. v. LG Sciences, LLC, et al., Superior Court of California, for the County of Orange, removed to U.S. District Court, Central District of California, 09CV663 (filed May 20, 2009) (“LG Sciences”);

•	Nicole Forlenza and Shaiden Monroe, et al. v. Dynakor Pharmacal, LLC, et al., U.S. District Court, Central District of California, 09CV3730 (filed May 26, 2009) (“Basic Research — Akävar”);

•	Vance Monroe and Mac Gonzales, et al. v. Biotab Nutraceuticals, Inc., et al., U.S. District Court, Southern District of California, 09CV1207 (filed June 3, 2009);

•	Richard Johnson, et al. v. Vianda, LLC, et al., Superior Court of California, for the County of Los Angeles, BC 423825 (filed October 20, 2009); and

•	Michael Flores, et al. v. EP2. Inc., et al., U.S. District Court, Central District of California, 09CV7872 (filed October 28, 2009).
The LG Sciences matter was settled and dismissed in August 2009. A settlement was reached and approved by the Court in December 2009 in the Musclemeds case. Plaintiffs in the Basic Research - Akävar case dismissed GNC with prejudice in January 2010, after which a similar action, Shalena Dysthe, et al., v. Basic Research, et al., U.S. District Court, Central District of California, 09CV8013 (filed November 2, 2009) was filed by a different law firm.
Commitments
          The Company maintains certain purchase commitments with various vendors to ensure its operational needs are fulfilled of approximately $20.5 million. The future purchase commitments consisted of $9.7 million of advertising, inventory commitments and spending for website redesign, $10.8 million management services agreement and bank fees. Other commitments related to the Company’s business operations cover varying periods of time and are not significant. All of these commitments are expected to be fulfilled with no adverse consequences to the Company’s operations of financial condition.
     Environmental Compliance
          In March 2008, the South Carolina Department of Health and Environmental Control (“DHEC”) requested that the Company investigate its South Carolina facility for a possible source or sources of contamination detected on an adjoining property. The Company has commenced the investigation at the facility as requested by DHEC. After several phases of the investigation the possible source or sources of contamination have not been sufficiently identified. The Company is continuing such investigation. The proceedings in this matter have not yet progressed to a stage where it is possible to estimate the timing and extent of any remedial action that may be required, the ultimate cost of remediation, or the amount of the Company’s potential liability.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          In addition to the foregoing, the Company is subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of the Company’s non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of its properties or properties at which its waste has been disposed. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations and that any liabilities for noncompliance will not have a material adverse effect on its business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.
NOTE 17. STOCKHOLDER’S EQUITY
          At December 31, 2009 there were 100 shares of Common Stock, par value $.01 per share, outstanding. All of our outstanding stock was owned by GNC Corporation, our direct parent, at December 31, 2009.
          The accumulated balances of other comprehensive income and their related tax effects included as part of the consolidated financial statements are as follows:

			Tax Benefit
	Before tax amount		(Expense)	Net Other Comprehensive Income (Loss)
		Unrealized			Unrealized
	Foreign	Gain/(Loss)	Unrealized	Foreign	Gain/(Loss)
	currency	on	Gain/(Loss) on	currency	on
$ in thousands	translation	Derivatives	Derivatives	translation	Derivatives	Total

Balance at December 31, 2007	$(852)	$—	$—	$(852)	$—	$(852)

Foreign currency translation adjustment	(4,767)	—	—	(4,767)	—	(4,767)

Unrealized loss on derivatives designated as cash flow hedge, net of tax	—	(13,267)	4,829	—	(8,438)	(8,438)

Balance at December 31, 2008	(5,619)	(13,267)	4,829	(5,619)	(8,438)	(14,057)
Foreign currency translation adjustment	4,172	—	—	4,172	—	4,172
Unrealized gain on derivatives designated as cash flow hedge, net of tax	—	4,223	(1,537)	—	2,686	2,686

Balance at December 31, 2009	$(1,447)	$(9,044)	$3,292	$(1,447)	$(5,752)	$(7,199)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. STOCK-BASED COMPENSATION PLANS
Stock Options
          The Company utilizes the Black-Scholes model to calculate the fair value of options under the standard, which is consistent with disclosures previously included in prior year financial statements under the previous standard for stock compensation. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. At December 31, 2009, the net unrecognized compensation cost was $8.8 million and is expected to be recognized over a weighted average period of approximately 2.4 years.
          In 2007, the Board of Directors of the Parent (the “Board”) and Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The purpose of the Plan is to enable the Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of our Parent’s Class A common stock reserved and available for the 2007 Plan is 10.4 million shares. Stock options under the Plan generally are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from date of grant. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the Plan.
          The following table outlines our Parent’s total stock options activity:

		Weighted
		Average
	Total Options	Exercise Price

Outstanding at December 31, 2008	8,883,692	$7.10
Granted	806,850	10.16
Exercised	—	—
Forfeited	(338,715)	6.25
Expired	(88,187)	6.25

Outstanding at December 31, 2009	9,263,640	$7.27

Exercisable at December 31, 2009	3,173,710	$6.65

          The standard on stock compensation requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the years ended December 31, 2009 and 2008 and for the period from March 16, 2007 to December 31, 2007 was $2.9 million, $2.6 million and $1.9 million, respectively.
          As of December 31, 2009, the weighted average remaining contractual life of outstanding options was 7.7 years. At December 31, 2009, the weighted average remaining contractual life of exercisable options was 7.9 years. The weighted average fair value of options granted during 2009, 2008, and 2007, was $3.19, $1.17, and $1.61, respectively.
          The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options through December 31, 2009, 2008 and 2007 option term has been estimated by considering both the vesting period, which is typically for the successor and predecessor plans, five and four years, respectively, and the contractual term of ten and seven years, respectively. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized its current peer group

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the year ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Dividend yield	0.00%	0.00%	0.00%
Expected option life	7.5 years	7.5 years	7.5 years
Volatility factor percentage of market price	34.20%-44.60%	26.00%-28.40%	23.00%-25.00%
Discount rate	0.43%-3.28%	3.08%-3.64%	4.16%-4.96%
          As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.
Predecessor
          In 2006, the Board of Directors of the Company and GNC Corporation approved and adopted the GNC Corporation 2006 Omnibus Stock Incentive Plan (the “2006 Plan”). In 2003 the boards approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “2003 Plan” and, together with the 2006 Plan, the “Plans”). The purpose of the Plans was to enable the Company to attract and retain highly qualified personnel who would contribute to the success of the Company. The Plans provided for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plans were available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the boards. The total number of shares of GNC Corporation’s common stock reserved and available for the 2006 Plan was 3.8 million shares and under the 2003 Plan was 4.0 million shares. Stock options under the Plans generally were granted at fair market value, vested over a four-year vesting schedule and expired after seven years from date of grant. If stock options were granted at an exercise price that was less than fair market value at the date of grant, compensation expense was recognized immediately for the intrinsic value. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plans as of December 31, 2006.
          The standard on stock compensation requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. For the period from January 1, 2007 to March 15, 2007, the Company recognized total compensation expense of $4.1 million, of which $3.8 million related to the acceleration of the vesting of these options. The Company recorded $47.0 million as a reduction in equity on March 15, 2007 related to the cancellation of these options.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. SEGMENTS
          The Company has three operating segments, each of which is a reportable segment. The operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s business segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States, Canada and its www.gnc.com business. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution, Corporate Costs, and Other Unallocated Costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies”.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          The following table represents key financial information of the Company’s business segments:

	Successor			Predecessor
	Year Ended	Year Ended	March 16 -	January 1 -
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
	(in thousands)

Revenue:
Retail	$1,256,314	$1,219,305	$909,264	$259,313
Franchise	264,168	258,020	193,896	47,237
Manufacturing/Wholesale:
Intersegment (1)	201,306	180,070	133,051	35,477
Third Party	186,525	179,404	119,827	23,279

Sub total Manufacturing/Wholesale	387,831	359,474	252,878	58,756
Sub total segment revenues	1,908,313	1,836,799	1,356,038	365,306
Intersegment elimination (1)	(201,306)	(180,070)	(133,051)	(35,477)

Total revenue	$1,707,007	$1,656,729	$1,222,987	$329,829

(1) Intersegment revenues are eliminated from consolidated revenue.

Operating income (loss):
Retail	$153,142	$140,916	$106,448	$28,249
Franchise	80,800	80,816	55,000	14,518
Manufacturing/Wholesale	73,450	67,378	38,915	10,267
Unallocated corporate and other costs:
Warehousing and distribution costs	(53,557)	(54,266)	(40,697)	(10,667)
Corporate costs	(72,644)	(65,063)	(52,560)	(26,739)
Merger-related costs	—	—	—	(34,603)

Sub total unallocated corporate and other costs	(126,201)	(119,329)	(93,257)	(72,009)

Total operating income (loss)	181,191	169,781	107,106	(18,975)
Interest expense, net	69,953	83,000	75,522	43,036

Income before income taxes	111,238	86,781	31,584	(62,011)
Income tax expense (benefit)	41,619	32,001	12,600	(10,697)

Net income (loss)	$69,619	$54,780	$18,984	$(51,314)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Successor			Predecessor
	Year Ended	Year Ended	March 16 -	January 1 -
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
	(in thousands)
Depreciation and amortization:
Retail	$24,164	$21,449	$14,806	$4,114
Franchise	4,081	5,001	4,025	365
Manufacturing / Wholesale	10,926	9,783	7,014	1,714
Corporate / Other	7,494	6,220	4,156	1,183

Total depreciation and amortization	$46,665	$42,453	$30,001	$7,376

Capital expenditures:
Retail	$20,640	$33,074	$18,347	$4,778
Franchise	2	7	4	—
Manufacturing / Wholesale	4,527	11,108	6,694	285
Corporate / Other	3,513	4,477	3,806	630

Total capital expenditures	$28,682	$48,666	$28,851	$5,693

Total assets
Retail	$1,262,755	$1,263,229	$1,242,999	$472,131
Franchise	468,949	471,247	476,685	273,348
Manufacturing / Wholesale	423,884	436,018	426,250	129,438
Corporate / Other	149,240	121,514	93,698	106,348

Total assets	$2,304,828	$2,292,008	$2,239,632	$981,265

Geographic areas
Total revenues:
United States	$1,618,452	$1,567,641	$1,156,806	$314,804
Foreign	88,555	89,088	66,181	15,025

Total revenues	$1,707,007	$1,656,729	$1,222,987	$329,829

Long-lived assets:
United States	$193,762	$201,787	$189,416	$181,617
Foreign	10,151	6,885	6,526	3,323

Total long-lived assets	$203,913	$208,672	$195,942	$184,940

          The following table represents sales by general product category. The category “Other” includes other wellness products sales from the Company’s point of sales system and certain required accounting adjustments of $5.7 million for 2009, $4.7 million for 2008, $5.0 million for the period from March 16 to December 31, 2007, and ($0.6) million for the period from January 1 to March 15, 2007.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Successor			Predecessor
	Year ended	Year ended	March 16-	January 1-
	December 31,	December 31,	December 31	March 15,
U.S Retail Product Categories:	2009	2008	2007	2007
	(in thousands)
VMHS	$496,427	$465,245	$342,731	$98,447
Sports Nutrition Products	443,408	410,133	299,035	87,983
Diet and Weight Management Products	128,039	148,158	120,099	36,647
Other Wellness Products	99,886	106,681	81,218	21,211

Total U.S. Retail revenues	1,167,759	1,130,217	843,083	244,288
Canada retail revenues (1)	88,555	89,088	66,181	15,025

Total Retail Revenue	$1,256,314	$1,219,305	$909,264	$259,313

(1)	Canada sales are presented in total not by category as product sales for Canada are managed in local currency.
          The data above represents the majority of the revenue reported for the domestic portion of the Company’s retail segment. In addition to these sales, additional revenue and revenue adjustments are recorded to ensure conformity with GAAP. This includes wholesale revenue (to the Company’s military commissary locations), deferral of our Gold Card revenue to match the twelve month discount period of the card, and a reserve for customer returns. These items are recurring in nature, and the Company expects to record similar adjustments in the future.
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
          Once the franchised store is opened, transferred or renewed, the Company has no further obligations under these fees to the franchisee. Therefore, all initial, transfer and renewal franchise fee revenue is recognized in the period in which a franchise store is opened, transferred or date the contract period is renewed. The Company recognized initial franchise fees of $2.4 million for the year ended December 31, 2009, $3.3 million for the year ended December 31, 2008, $1.4 million for the period March 16 to December 31, 2007, and $0.3 million for the period from January 1 to March 15, 2007.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          The following is a summary of our franchise revenue by type:

	Successor			Predecessor
	Year Ended	Year Ended	March 16 -	January 1 -
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
	(in thousands)
Product sales	$217,920	$209,662	$160,665	$38,409
Royalties	35,561	35,147	25,990	7,102
Franchise fees	4,570	5,676	3,013	810
Other	6,117	7,535	4,228	916

Total franchise revenue	$264,168	$258,020	$193,896	$47,237

NOTE 21. SUPPLEMENTAL CASH FLOW INFORMATION
          The Company remitted cash payments for federal and state income taxes of $16.0 million, $18.1 million, and $1.2 million for the years ended December 31, 2009 and 2008, and for the period January 1 to March 15, 2007, respectively. The Company received cash refunds of $19.7 million, net of tax payments for the period from March 16 to December 31, 2007.
          The Company remitted cash payments for interest expense related to outstanding debt of $66.7 million, $80.1 million, $56.8 million, and $38.7 million, for the years ended December 31, 2009 and 2008, the period from March 16 to December 31, 2007, and the period from January 1 to March 15, 2007.
          In September 2009, the Company converted a short term receivable of $1.2 million from a franchisee into a long term note receivable.

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
          The Company made cash contributions of $1.2 million for the years ended December 31, 2009 and 2008, and $0.9 million for the period March 16 to December 31, 2007, and $0.3 million for the period January 1 to March 15, 2007. In addition, the Company made a discretionary match for the 2007 plan year of $0.6 million in April 2008, for the 2008 plan year of $0.6 million in March 2009 and for the 2009 plan year of $0.6 million in February 2010.
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
NOTE 23. FAIR VALUE MEASUREMENTS
          As described in Note 2, the Company adopted the provisions of the new standard on fair value measurements and disclosures as of January 1, 2008. This standard defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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
          The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(in thousands)

Other long-term liabilities	$2,337	$14,679	$—
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
NOTE 24. RELATED PARTY TRANSACTIONS
          Successor:
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a services agreement with its ultimate Parent, GNC Acquisition Holdings Inc (“Holdings”). Under the agreement, Holdings agreed to provide the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The company agreed to provide customary indemnifications to Holdings and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Holdings for services rendered in connection with the Merger. As of December 31, 2009, $4.2 million had been paid pursuant to this agreement.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, of which various Ares fund portfolios, which are related to one of our sponsors, are investors. As of December 31, 2009 and 2008, certain affiliates of Ares Management LLC held approximately $62.1 million and $63.9 million, respectively of term loans under the Company’s 2007 Senior Credit Facility.
          Stock Purchase. During the third and fourth quarters of 2008, Axcel Partners III, LLC, of which an officer and director of the Company is a member, purchased 273,215 shares of Common Stock of Holdings at a price of $6.82 per share, for an aggregate purchase price of $1.9 million and 45,478 shares of Common Stock of Holdings at a price of $7.08 per share, for an aggregate purchase price of $0.3 million, respectively and 110,151 and 18,710 shares of Preferred Stock of Holdings at a price of $5.00 per share plus accrued and unpaid dividends through the dates of purchase, for an aggregate purchase price of $0.6 million and $0.1 million, respectively.
          Lease Agreements. General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 21 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada. Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of Holdings. The aggregate value of the leases is approximately $12.4 million, together with certain future landlord related costs, of which $2.4 million was paid for the year ended December 31, 2009, $2.5 million for the year ended December 31, 2008 and $2.0 million for the period March 16 to December 31, 2007. Each lease was negotiated in the ordinary course of business on an arm’s length basis.
          Product Purchases. During the Company’s 2009 fiscal year, it purchased certain fish oil and probiotics products manufactured by Lifelong Nutrition, Inc. (“Lifelong”) for resale under the Company’s proprietary brand name WELLbeING. Carmen Fortino, who serves as one of the directors of the Company and its Parent, is the Managing Director, a member of the Board of Directors and a stockholder of Lifelong. The aggregate value of the products the Company purchased from Lifelong was $3.3 million for the 2009 fiscal year.
          Predecessor:
          Management Service Fees. As of December 5, 2003, the Company and Parent entered into a management services agreement with Apollo Management V. The agreement provides that Apollo Management V furnish certain investment banking, management, consulting, financial planning, and financial advisory services on an ongoing basis and for any significant financial transactions that may have been undertaken. The length of the agreement was ten years. There was an annual general services fee of $1.5 million, which was payable in monthly installments. There were also major transaction services fees for services that Apollo Management V provided based on normal and customary fees of like kind. In addition, the Company reimbursed expenses that were incurred and paid by Apollo Management V on behalf of the Company. For the period from January 1, 2007 to March 15, 2007, $0.4 million was paid to Apollo Management V under the terms of this agreement. In addition, as a result of the Merger, for the period from January 1, 2007 to March 15, 2007, $7.5 million was paid to Apollo Management V as a one-time payment for the termination of the management services agreement.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 25. SUPPLEMENTAL GUARANTOR INFORMATION
          As of December 31, 2009 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by GNC Corporation and the Company’s existing and future direct and indirect material domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting.
          Presented below are condensed consolidated financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of December 31, 2009 and 2008, and for the year ended December 31, 2009 and 2008, the period from March 16, 2007 to December 31, 2007, and the period ended March 15, 2007. Intercompany balances and transactions have been eliminated.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)

Current assets
Cash and cash equivalents	$77,797	$(4,801)	$2,093	$—	$75,089
Receivables, net	895	92,273	1,187	—	94,355
Intercompany receivables	139,168	—	—	(139,168)	—
Inventories, net	—	339,975	30,517	—	370,492
Prepaids and other current assets	19,308	14,409	8,502	—	42,219

Total current assets	237,168	441,856	42,299	(139,168)	582,155

Goodwill	—	624,285	468	—	624,753
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	7,409	163,882	28,290	—	199,581
Investment in subsidiaries	1,550,708	(7,687)	—	(1,543,021)	—
Other assets	28,876	157,018	—	(8,781)	177,113

Total assets	$1,824,161	$2,099,354	$71,057	$(1,690,970)	$2,303,602

Current liabilities
Current liabilities	$34,129	$154,435	$11,023	$—	$199,587
Intercompany payables	—	113,359	25,809	(139,168)	—

Total current liabilities	34,129	267,794	36,832	(139,168)	199,587

Long-term debt	1,052,341	32	14,493	(8,781)	1,058,085
Deferred tax liabilities	(4,754)	294,087	(439)	—	288,894
Other long-term liabilities	24,929	14,129	462	—	39,520

Total liabilities	1,106,645	576,042	51,348	(147,949)	1,586,086
Total stockholder’s equity (deficit)	717,516	1,523,312	19,709	(1,543,021)	717,516

Total liabilities and stockholder’s equity (deficit)	$1,824,161	$2,099,354	$71,057	$(1,690,970)	$2,303,602

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Current assets
Cash and cash equivalents	$—	$40,077	$2,230	$—	$42,307
Receivables, net	369	88,972	72	—	89,413
Intercompany receivables	—	87,554	—	(87,554)	—
Inventories, net	—	342,085	21,569	—	363,654
Prepaids and other current assets	(82)	55,520	3,969	—	59,407

Total current assets	287	614,208	27,840	(87,554)	554,781

Goodwill	—	622,441	468	—	622,909
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	—	180,494	25,660	—	206,154
Investment in subsidiaries	1,797,306	10,482	—	(1,807,788)	—
Other assets	22,470	174,475	—	(8,781)	188,164

Total assets	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

Current liabilities
Current liabilities	$20,644	$220,120	$8,958	$—	$249,722
Intercompany payables	69,244	—	18,310	(87,554)	—

Total current liabilities	89,888	220,120	27,268	(87,554)	249,722

Long-term debt	1,064,024	30	15,964	(8,781)	1,071,237
Deferred tax liabilities	(4,813)	282,816	—	—	278,003
Other long-term liabilities	18,902	21,828	254	—	40,984

Total liabilities	1,168,001	524,794	43,486	(96,335)	1,639,946
Total stockholder’s equity (deficit)	652,062	1,797,306	10,482	(1,807,788)	652,062

Total liabilities and stockholder’s equity (deficit)	$1,820,063	$2,322,100	$53,968	$(1,904,123)	$2,292,008

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$1,622,085	$102,092	$(17,170)	$1,707,007

Cost of sales, including costs of warehousing, distribution and occupancy	—	1,060,619	72,988	(17,170)	1,116,437

Gross profit	—	561,466	29,104	—	590,570

Compensation and related benefits	41,713	205,190	16,143	—	263,046
Advertising and promotion	—	49,280	754	—	50,034
Other selling, general and administrative	33,111	63,431	(88)	—	96,454
Subsidiary (income) expense	(75,141)	997	—	74,144	—
Other (income) expense	(71,075)	66,915	4,005	—	(155)

Operating income (loss)	71,392	175,653	8,290	(74,144)	181,191

Interest expense, net	4,204	64,569	1,180	—	69,953

Income (loss) before income taxes	67,188	111,084	7,110	(74,144)	111,238

Income tax (benefit) expense	(2,431)	41,973	2,077	—	41,619

Net income (loss)	$69,619	$69,111	$5,033	$(74,144)	$69,619

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$1,566,054	$102,018	$(11,343)	$1,656,729

Cost of sales, including costs of warehousing, distribution and occupancy	—	1,020,402	73,571	(11,343)	1,082,630

Gross profit	—	545,652	28,447	—	574,099

Compensation and related benefits	—	234,188	15,605	—	249,793
Advertising and promotion	—	54,351	709	—	55,060
Other selling, general and administrative	2,215	92,893	3,624	—	98,732
Subsidiary (income) expense	(58,977)	(5,565)	—	64,542	—
Other (income) expense	—	126	607	—	733

Operating income (loss)	56,762	169,659	7,902	(64,542)	169,781

Interest expense, net	4,242	77,579	1,179	—	83,000

Income (loss) before income taxes	52,520	92,080	6,723	(64,542)	86,781

Income tax (benefit) expense	(2,260)	33,103	1,158	—	32,001

Net income (loss)	$54,780	$58,977	$5,565	$(64,542)	$54,780

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$1,158,143	$75,180	$(10,336)	$1,222,987

Cost of sales, including costs of warehousing, distribution and occupancy	—	770,261	54,313	(10,336)	814,238

Gross profit	—	387,882	20,867	—	408,749

Compensation and related benefits	—	183,901	11,891	—	195,792

Advertising and promotion	—	34,560	502	—	35,062
Other selling, general and administrative	1,356	67,315	2,542	—	71,213
Subsidiary (income) expense	(24,467)	(2,612)	—	27,079	—
Other (income) expense	—	(77)	(347)	—	(424)

Operating income (loss)	23,111	104,795	6,279	(27,079)	107,106

Interest expense, net	7,080	67,611	831	—	75,522

Income (loss) before income taxes	16,031	37,184	5,448	(27,079)	31,584

Income tax (benefit) expense	(2,953)	12,717	2,836	—	12,600

Net income (loss)	$18,984	$24,467	$2,612	$(27,079)	$18,984

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
Predecessor		Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$314,632	$17,489	$(2,292)	$329,829

Cost of sales, including costs of warehousing, distribution and occupancy	—	201,973	12,494	(2,292)	212,175

Gross profit	—	112,659	4,995	—	117,654

Compensation and related benefits	—	61,615	2,696	—	64,311
Advertising and promotion	—	20,435	38	—	20,473
Other selling, general and administrative	86	17,514	(204)	—	17,396
Subsidiary (income) expense	(12,958)	(1,581)	—	14,539	—
Other (income) expense	34,603	—	(154)	—	34,449

Operating income (loss)	(21,731)	14,676	2,619	(14,539)	(18,975)

Interest expense, net	42,981	(539)	594	—	43,036

Income (loss) before income taxes	(64,712)	15,215	2,025	(14,539)	(62,011)

Income tax (benefit) expense	(13,398)	2,257	444	—	(10,697)

Net income (loss)	$(51,314)	$12,958	$1,581	$(14,539)	$(51,314)

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2009	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$109,200	$4,757	$113,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,446)	(22,470)	(3,766)	(28,682)
Investment/distribution	129,379	(129,379)	—	—
Acquisition of the Company	(11,268)	—	—	(11,268)
Other investing	—	(2,224)	—	(2,224)

Net cash provided by (used in) investing activities	115,665	(154,073)	(3,766)	(42,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(278)	—	—	(278)
Dividend payment	(13,600)	—	—	(13,600)
Financing fees	(45)	—	—	(45)
Other financing	(23,945)	(5)	(1,377)	(25,327)

Net cash used in financing activities	(37,868)	(5)	(1,377)	(39,250)

Effect of exchange rate on cash	—	—	249	249

Net increase (decrease) in cash	77,797	(44,878)	(137)	32,782

Beginning balance, cash	—	40,077	2,230	42,307

Ending balance, cash	$77,797	$(4,801)	$2,093	$75,089

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Year ended December 31, 2008	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$71,618	$5,638	$77,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(43,767)	(4,899)	(48,666)
Investment/distribution	13,056	(13,056)	—	—
Acquisition of intangible	—	(1,000)	—	(1,000)
Acquisition of the Company	(10,842)	—	—	(10,842)
Other investing	—	83	—	83

Net cash provided by (used in) investing activities	2,214	(57,740)	(4,899)	(60,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(832)	—	—	(832)
Other financing	(1,382)	109	(1,217)	(2,490)

Net cash provided by (used in) financing activities	(2,214)	109	(1,217)	(3,322)

Effect of exchange rate on cash	—	—	(56)	(56)

Net increase (decrease) in cash	—	13,987	(534)	13,453

Beginning balance, cash	—	26,090	2,764	28,854

Ending balance, cash	$—	$40,077	$2,230	$42,307

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Successor	Parent/	Guarantor	Non-Guarantor
Period from March 16, 2007 to December 31, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$1,567	$80,795	$5,551	$87,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(25,098)	(3,753)	(28,851)
Investment/distribution	40,878	(40,878)	—	—
Acquisition of the Company	(1,642,061)	—	—	(1,642,061)
Other investing	—	(412)	—	(412)

Net cash used in investing activities	(1,601,183)	(66,388)	(3,753)	(1,671,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(314)	—	—	(314)
Issuance of new equity	552,291	—	—	552,291
Borrowings from new senior credit facility	675,000	—	—	675,000
Proceeds from issuance of new senior sub notes	110,000	—	—	110,000
Proceeds from issuance of new senior notes	297,000	—	—	297,000
Financing fees	(29,298)	—	—	(29,298)
Other financing	(5,063)	4,124	(958)	(1,897)

Net cash provided by (used in) financing activities	1,599,616	4,124	(958)	1,602,782

Effect of exchange rate on cash	—	—	(29)	(29)

Net increase in cash	—	18,531	811	19,342

Beginning balance, cash	—	7,559	1,953	9,512

Ending balance, cash	$—	$26,090	$2,764	$28,854

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
Predecessor	Parent/	Guarantor	Non-Guarantor
Period ended March 15, 2007	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(in thousands)
NET CASH USED IN OPERATING ACTIVITIES:	$(43,103)	$(3,102)	$(583)	$(46,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,117)	(576)	(5,693)
Investment/distribution	—	—	—	—
Other investing	—	(555)	—	(555)

Net cash used in investing activities	—	(5,672)	(576)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES:

Contribution from selling shareholders	463,393	—	—	463,393
Redemption of 8 5/8% senior notes	(150,000)	—	—	(150,000)
Redemption of 8 1/2% senior notes	(215,000)	—	—	(215,000)
Payment of 2003 senior credit facility	(55,290)	—	—	(55,290)
Other financing	—	(4,136)	(334)	(4,470)

Net cash provided by (used in) financing activities	43,103	(4,136)	(334)	38,633

Effect of exchange rate on cash	—	—	(165)	(165)

Net decrease in cash	—	(12,910)	(1,658)	(14,568)

Beginning balance, cash	—	20,469	3,611	24,080

Ending balance, cash	$—	$7,559	$1,953	$9,512

NOTE 26. SUBSEQUENT EVENTS
          Management has considered all other subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on that framework.
          Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting during the quarter ended December 21, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The following table sets forth certain information regarding our directors and executive officers as of February 2, 2010.

Name	Age	Position
Joseph Fortunato	56	Director and Chief Executive Officer
Beth J. Kaplan	51	Director, President and Chief Merchandising and Marketing Officer
Michael M. Nuzzo	39	Executive Vice President, Chief Financial Officer
David Berg	48	Executive Vice President of Global Business Development, Chief Operating Officer, International
Tom Dowd	46	Executive Vice President of Store Operations and Development
J. Kenneth Fox	59	Senior Vice President and Treasurer
Gerald J. Stubenhofer, Jr.	41	Senior Vice President, Chief Legal Officer and Secretary
Lee Karayusuf	59	Senior Vice President of Distribution and Transportation
Michael Locke	64	Senior Vice President of Manufacturing
Robert Kral	56	Senior Vice President of Merchandising
Robert Chessen	59	Senior Vice President of Human Resources
Christine Clark	50	Senior Vice President of eCommerce
Victoria Binau	53	Senior Vice President of Marketing
Darryl Green	49	Senior Vice President of Merchandising
Guru Ramanathan	46	Senior Vice President, Chief Innovation Officer
Anthony Phillips	42	Senior Vice President, Business Analytics and Inventory Management
Norman Axelrod	57	Chairman of the Board of Directors
Andrew Claerhout	38	Director
Carmen Fortino	51	Director
Michael Hines	53	Director
David B. Kaplan	42	Director
Romeo Leemrijse	39	Director
Jeffrey B. Schwartz	35	Director
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
          David Berg became our Executive Vice President of Global Business Development and Chief Operating Officer International in August 2009. Prior to joining GNC, Mr. Berg was the Executive Vice President and Chief Operating Officer for Best Buy international from 2002 to 2009. From 2001 to 2002, he was the President and Chief Operating Officer, International Division for the United Kingdom based office equipment and solutions company Danka Business Systems. In the later part of the 90’s Mr. Berg had served as Danka’s Executive Vice President overseeing worldwide legal, corporate development, human resources and real estate function for the US operation. In the early part of this decade, Mr. Berg served as Senior Vice President and board member for Comdial Corporation a telecommunications manufacturer, franchisor and distributor; he also served as President and Chief Operating Officer for iPool.com. From 1994 to 1997, Mr. Berg was Senior Vice President for Nordic Track, Inc. Mr. Berg started his career with Bell South Corporation where for eight years he was their Corporate Attorney.
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

          Robert Kral became our Senior Vice President of Merchandising in July 2009. Prior to joining GNC, Mr. Kral operated a consulting business from 2007 to 2009, and created and worked on several entrepreneurial opportunities, including a pay as you go broadband wireless business. Prior to 2007, Mr. Kral held various positions at Walgreen’s; he served as Senior Vice President of Merchandising from 2006 to 2007; Vice President of Merchandising Strategies from 2002 to 2006; Operations Vice President from 2000 to 2002; District Manager from 1994 to 1998; and store manager from 1982 to 1998. Mr. Kral started his career as a Pharmacist at Walgreen’s in 1977.
          Robert Chessen became Senior Vice President of Human Resources in August 2008. Prior to joining GNC, Mr. Chessen served as Vice President of Human Resources for Charming Shoppes, Inc. from 2002 to July 2008. Mr. Chessen held senior HR positions both in Charming’s corporate offices and its Crosstown Traders division. From 2000 to 2002, Mr. Chessen was Vice President of Human Resources for Weis Markets. From 1993 to 2000, Mr. Chessen served in various positions with Gart Sports, including Senior Vice President of Human Resources. Mr. Chessen began his career with May Department Stores and held various positions in management, merchandising and human resources positions from 1973 to 1993. He is a graduate of Northwestern University.
          Christine Clark became Senior Vice President of eCommerce in August 2008. From 2003 to 2008, Ms. Clark was President/Founder of MCR Strategies, a multi-faceted consulting company focusing on electronic retailing opportunities. From 2000 to 2003, Ms. Clark was Senior Vice President and General Manager of HSN.com, a division of the Home Shopping Network. Prior to 2000, Ms. Clark held various Senior Merchandising/Management positions at Fogdog.com, Vitalcast.com, Coast to Coast Apparel Services, Macy’s West and Bloomingdales NY.
          Victoria Binau became our Senior Vice President of Marketing in February 2009. Prior to joining GNC, Ms. Binau was the Senior Vice President, Marketing for the Babies ‘R’ Us division of Toys ‘R’ Us Inc. from 2007 to 2009. In 2006, she led the Marketing Research and Visual Merchandising functions at RadioShack Corp. A member of the U.S. Marketing Leadership Team, Ms. Binau held a variety of key Marketing positions for the McDonald’s Corp. in both national and global marketing concepts. From 1996 to 1998, Ms. Binau was the Vice President of Account Services for Falgren Advertising in Columbus, OH. From 1986 to 1989, Ms. Binau worked for the McDonald’s Corp in various Regional Field positions. From 1979 to 1986, she worked for Nationwise Autoparts, WCOL/WXGT and Lazarus in advertising, media, communications and broadcast roles. Ms. Binau is a graduate of Ohio State University.
          Darryl Green became our Senior Vice President of Domestic Franchising in August 2005, having served as Vice President of Retail Operations for the Southeast United States since November 2003. Mr. Green began his employment with GNC in 1983 and has served in various retail, marketing and franchising positions with the Company, including Division Merchandise Manager and Vice President of Retail Sales.
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

          Anthony T. Phillips became our Senior Vice President of Business Analysis and Strategic Project Management in October 2008, having previously served as Senior Vice President, Business Analysis and Inventory Management from December 2006 to September 2008. Beginning December 2005 until November 2006, Mr. Phillips served as Vice President, Business Analysis. Mr. Phillips served as Senior Director Merchandise Planning and Analysis from September 2003 to November 2005, and from October 2000 to August 2003, he served as Senior Director of Retail Analysis. Mr. Phillips first joined GNC in March 1993, as an analyst in our merchandising and sales department.
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
          Andrew Claerhout became one of our directors in July 2009. In April 2005, Mr. Claerhout joined Teachers’ Private Capital from EdgeStone Capital Partners. Previously, Mr. Claerhout worked at Pacific Equity Partners in Australia and Bain & Company in Canada and in Hong Kong. Mr. Claerhout has been involved in a number of transactions while at Teachers’, including the take-private of Alexander Forbes Limited, the creation of Actera Partners and several minority co-investments, including Kabel Deutschland, Grupo Corporativo Ono and Valentino Fashion Group. Mr. Claerhout currently sits on the board of AOT Bedding (Serta), Easton-Bell Sports and the advisory boards of multiple private equity funds. Mr. Claerhout received an HBA from the Richard Ivey School of Business at the University of Western Ontario and has completed the Stanford Executive Program at the Graduate School of Business, Stanford University.
          Carmen Fortino became one of our directors in July 2007. Mr. Fortino has been Chief Executive Officer of Seroyal International Inc., a natural pharmaceutical company based in Richmond Hill, Ontario, since May 2007 and also serves on its board of directors. He also serves as Managing Director and a member of the board of directors of Lifelong Nutrition, Inc. From 2003 to January 2007, Mr. Fortino held the positions of Executive Vice President-Ontario Region, and Officer for Loblaw Companies Ltd. From 2000 to 2003, Mr. Fortino was Executive Vice President of Zehrmart Limited in Cambridge, Ontario. Prior to 2000, Mr. Fortino held several management positions for Loblaw Companies Ltd., including Senior Vice President — Supply Chain & Logistics.
          Michael F. Hines became one of our directors in November 2009. Mr. Hines was Executive Vice President and Chief Financial Officer of Dick’s Sporting Goods, Inc. from 1995 to March 2007. From 1990 to 1995, he held management positions with Staples, Inc., most recently as Vice President, Finance. Earlier, he spent 12 years in public accounting, the last eight years with the accounting firm Deloitte & Touche, LLP in Boston. Mr. Hines also serves on the Board of TJX Companies, which he joined in 2007. Previously he served on the Board of Yankee Candle, Inc. from 2003 to 2007, when the company went private.
          David B. Kaplan became one of our directors in March 2007 upon consummation of the Merger. Mr. Kaplan has been a Senior Partner in the Private Equity Group of Ares Management LLC, an alternative asset investment management firm, since April 2003 and serves on the Executive Committee of Ares Management. Mr. Kaplan joined Ares Management from Shelter Capital Partners, LLC, where he was a Senior Principal from 2000 to 2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates, during which time he completed multiple private equity investments from origination through exit. Prior to Apollo, Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan has over 20 years of experience managing investments in, and serving on the boards of directors of, companies operating in various industries, including in the retail and consumer products industries. Mr. Kaplan currently serves on the boards of directors of Maidenform Brands, Inc., Stream Global Services, Inc., and

Orchard Supply Hardware Corporation. Mr. Kaplan also serves on the Board of Governors of Cedars-Sinai Medical Center and is a Trustee, Treasurer and Chairman of the Investment Committee of the Center for Early Education. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan, School of Business Administration with a B.B.A. concentrating in Finance.
          Romeo Leemrijse became one of our directors in May 2009. Mr. Leemrijse joined Teachers’ in 2006 having previously worked at EdgeStone Capital Partners and CIBC World Markets. Mr. Leemrijse has participated in a number of transactions while at Teachers’, including the acquisition of New Zealand Yellow Pages Group, the publisher of the print and online directories in New Zealand, and several minority co-investments including Valentino Fashion Group, Intelsat and Select Service Partners. Mr. Leemrijse currently sits on the board of directors of AOT Bedding (Serta) and previously sat on the advisory boards of a number of leading international private equity funds. Mr. Leemrijse received a Bachelor of Commerce from the University of Calgary and is a CFA charterholder.
          Jeffrey B. Schwartz became one of our directors in March 2007 upon consummation of the Merger. Mr. Schwartz is a Principal in the Ares Private Equity Group. Mr. Schwartz joined Ares in 2004 from Lehman Brothers Inc. where he served as a Vice President in the Financial Sponsors Group and specialized in providing acquisition advice to financial sponsors on potential leveraged buyouts. Prior to Lehman Brothers Inc., Mr. Schwartz was with the Wasserstein Perella Group where he specialized in mergers and acquisitions and leveraged finance. Mr. Schwartz also currently serves on the Boards of Directors of Stream Global Services, Inc. and WCA Waste Corporation and served as a director of Samsonite Corporation from September 2005 until May 2007. Mr. Schwartz graduated from University of Pennsylvania’s Wharton School of Business with a BS in Economics.
Board Composition and Terms
          As of February 15, 2009, our board of directors was composed of ten directors. Each director serves for annual terms or until his or her successor is elected and qualified. Pursuant to a stockholders agreement, as amended and restated on February 12, 2008, two of our Parent’s principal stockholders each have the right to designate four members of our Parent’s board of directors (or, at the sole option of each, five members of the board of directors, one of which shall be independent) for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent. The stockholders agreement also provides for election of our Parent’s then-current chief executive officer to our Parent’s board of directors. Our Parent’s board of directors intends for our board of directors and the board of directors of GNC Corporation to have the same composition. Effective February 12, 2008, our Parent’s board of directors approved an amendment to our Parent’s by-laws that expanded the maximum size of its board of directors from nine to eleven members, the exact number of which will be set from time to time by our Parent’s board of directors.
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
     Audit Committee
          The audit committee selects on behalf of our board of directors an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, approves the compensation of the independent public accounting firm, reviews and discusses the audited financial statements with the independent auditors and management and will recommend to our board of directors whether the audited financials should be included in our Annual Reports on Form 10-K to be filed with the SEC. The audit committee also oversees the Company’s internal audit function. The audit committee members are Jeffrey Schwartz, Romeo Leemrijse and Michael Hines; there is one vacant position on the audit committee. The board of directors has determined that Mr. Schwartz is an “audit committee financial expert” as defined by Item 405(d)(ii) of Regulation S-K.
     Compensation Committee
          The compensation committee reviews and either approves, on behalf of our board and our Parent’s board of directors, or recommends to the board of directors for approval the annual salaries and other compensation of our executive officers and individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. The compensation committee members are Andrew Claerhout, Norman Axelrod, David Kaplan and Romeo Leemrijse.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Overview
          Our compensation structure and policies for our executive officers are subject to review and approval by the compensation committee of the board of directors of our Parent (the “Compensation Committee”). This Compensation Discussion and Analysis reflects our compensation structure and policies currently in effect.
          Generally, the Compensation Committee is empowered to review and approve on an annual basis:
•	the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

•	the evaluation process and compensation structure for our other executive officers; and

•	the compensation structure and annual compensation for the directors on our board of directors and the board of directors of our Parent (together, the “Company Board”) and committee service by non-employee directors.
In addition, the Compensation Committee has the authority to review our incentive compensation plans, to recommend changes to such plans to the Company Board as needed and to exercise all the authority of the Company Board with respect to the administration of such plans.
          The primary objective of our compensation program is to attract and retain qualified employees who are enthusiastic about our mission and culture. A further objective of our compensation program is to provide incentives and to reward each employee for his or her contribution to us. In addition, we strive to promote an ownership mentality among our key leaders and directors. Finally, we intend for our compensation structure to be perceived as fair to our employees, stockholders and noteholders. The foregoing objectives are applicable to the compensation of our principal executive officer, principal financial officer and three other most highly compensated executive officers (collectively, “Named Executive Officers”).
          Our compensation program is designed to reward the Named Executive Officers for their individual contributions, incentivize them for future performance and recognize our positive growth and financial performance. The Compensation Committee considers numerous factors, including the Named Executive Officers’ experience in conjunction with the level and complexity of the position in setting executive compensation. Regarding the compensation program and structure generally and all aspects of executive compensation, our management, principally our Chief Executive Officer, provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. Our Chief Executive Officer does not provide recommendations with respect to his own compensation. We do not generally engage any consultants related to executive or director compensation matters; however, in December 2008 our Compensation Committee reviewed a comparative analysis of our top nine executives’ total compensation packages prepared by the Hay Consulting Group to determine whether the compensation packages of our top nine executives are at market levels. Although our Compensation Committee reviewed this report, which generally indicated that our top nine executives receive market compensation, the Compensation Committee did not rely on this report or use it for benchmarking purposes in determining the current or future compensation of our Named Executive Officers. Our Compensation Committee does, however, regularly refer to survey and other compensation data, as described more fully below.
     Elements of the Company’s Executive Compensation
          Annual compensation for our Named Executive Officers is provided under employment agreements. We have employment agreements with all of our Named Executive Officers.
          Generally, annual compensation for our Named Executive Officers consists of the following components:
1.	Base salary. The Compensation Committee uses base salary to attract and retain a strong motivated leadership team at levels that are commensurate with other specialty retailers of comparable size to us.

2.	Annual incentive compensation. Annual incentive compensation is used to reward our Named Executive Officers for our growth and financial performance based on achievement of criteria approved by the Compensation Committee. Our Compensation Committee receives input from our Human Resources Department and Chief Executive Officer about our Named Executive Officers’ performance and business goals and objectives, and considers prevailing market practices based on, among other things, survey comparisons from Mercer Human Resource Consulting LLC, Western Management Group, and Watson Wyatt Worldwide to determine the compensation and criteria for particular positions and seniority levels. However, these surveys are not used to benchmark compensation. As additional cash compensation that is contingent on our annual financial performance, annual incentive compensation augments the base salary component while being tied directly to financial performance. Annual incentive compensation is documented in an annual plan, which is adopted by the Compensation Committee prior to or during the beginning of the applicable year.

3.	Stock options. Stock options, which are discussed in more detail under “—Stock Awards,” are granted to recognize and incentivize performance. Stock options provide a non-cash compensation component to drive performance, but with a long-term horizon, since value to the Named Executive Officer is dependent on continued employment and appreciation in our overall value.

4.	Benefits and perquisites. Our Named Executive Officers participate in employee benefits generally available to all employees, as well as any benefits generally made available to our executive officers. In addition, the Named Executive Officers receive certain perquisites, which are primarily based on level of position. Such perquisites may include insurance and parking, or additional cash compensation to meet specific goals, such as car allowance and professional assistance. We believe such perquisites are a necessary component for a competitive compensation package. In addition, we maintain a non-qualified deferred compensation plan in which certain of our Named Executive Officers are eligible to participate.

5.	Severance compensation. Our Chief Executive Officer and our other Named Executive Officers with employment agreements are entitled to severance compensation, including:
•	a payment based on the Named Executive Officer’s base salary upon termination because of death or disability, termination by us without cause, or termination by the Named Executive Officer for good reason;

•	a prorated payment of annual incentive compensation for the year in which employment is terminated if a bonus would have been payable had the Named Executive Officer been employed at the end of the year; and

•	reimbursement of the cost of continuation coverage under COBRA to the extent it exceeds the amount the Named Executive Officer was paying for health insurance premiums while employed for a period following the termination of the Named Executive Officer’s employment.
               See “— Employment Agreements with our 2009 Named Executive Officers” and “—Potential Termination or Change-in-Control Payments” for a discussion of the severance payments and benefits our Chief Executive Officer and the other Named Executive Officers may be entitled to receive upon a termination of employment.
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
          We have not historically used, and do not intend to use, the information in the surveys for benchmarking purposes or in our process for setting compensation. Rather, the Compensation Committee sets compensation levels and then uses the information in the surveys to confirm and demonstrate to management that the compensation being paid by us is consistent with market levels.
          Effective January 1, 2010, the Compensation Committee granted merit-based increases to the annual base salaries of Mr. Fortunato and Ms. Kaplan, and effective December 6, 2009, the Compensation Committee granted merit-based increases to the annual base salaries of Messrs. Nuzzo and Dowd. The annual base salaries of Mr. Fortunato, Ms. Kaplan and Messrs. Nuzzo and Dowd were increased to $886,000, $716,000, $409,400 and $350,000, respectively. The increases ranged from 2% to 6.2% as a percentage of previous salary levels and were based upon the Named Executive Officers’ performance for the year ended December 31, 2009. In addition, effective October 29, 2009, the Compensation Committee granted Mr. Stubenhofer a merit-based increase in his annual base salary to $320,000.
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
          Each annual incentive plan establishes thresholds, expressed as a percentage of the target amount or the maximum amount, based on the achievement of certain financial performance goals. The target bonus is designed to provide Named Executive Officers with a normal target bonus if we perform to expectation. The threshold bonus is designed to provide Named Executive Officers with some bonus opportunity, but less than the target opportunity if we do not achieve our expected budgeted performance. If we exceed our budgeted performance, Named Executive Officers will be paid a maximum bonus in excess of the target in order to reward them for our outstanding performance. For 2007, 2008 and 2009, the goal is based on budgeted EBITDA subject to certain adjustments for non-recurring items as determined by the Company Board. The following table sets forth the thresholds and related goals with respect to both the 2007 Incentive Plan, the 2008 Incentive Plan and the 2009 Incentive Plan:

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
          The annual incentive plan for 2010 performance (the “2010 Incentive Plan”) was adopted by the Compensation Committee on February 4, 2010. It provides for the same target and maximum bonus amounts for the CEO, President, Executive Vice President and Senior Vice Presidents as the 2009 Incentive Plan. In addition, the 2010 Incentive Plan’s goal is based on budgeted EBITDA subject to certain adjustments for non-recurring items as determined by the Company Board. The thresholds and related goals with respect to the 2010 Incentive Plan are as follows:

2010 Incentive Plan
Thresholds	Budgeted EBITDA
First threshold—33% of target	91.5%
Second threshold—66% of target	—
Target	100%
Maximum	103.9%
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

          The Compensation Committee sets the EBITDA target at a level it believes is both challenging and achievable. By establishing a target that is challenging, the Compensation Committee believes that performance of its employees, and therefore the Company, is maximized. By setting a target that is also achievable, the Compensation Committee believes that employees remain motivated to perform at the high level required to achieve the target. While the Company has experienced success in meeting the established EBIDTA targets, the Compensation Committee may determine in a particular year that based upon other factors than financial performance the awarding of full or partial bonuses is appropriate. In 2007, 2008, and 2009 the Company successfully met established EBITDA targets and bonus payments were made.
          The Compensation Committee may, in its discretion, amend the foregoing levels on an individual basis if it determines that competitive considerations and/or circumstances require the Company to make exceptions to the foregoing levels to retain qualified executives.
          Based on our financial performance in 2009, we achieved a goal that exceeded target, but was less than the maximum threshold as described in the table above. As a result, in February 2010 each of our Named Executive Officers was paid an amount above the target, but less than the maximum possible annual incentive compensation under the 2009 Incentive Plan. Management believes that achieving 100%, or more, of the goal of meeting or exceeding 100% of budgeted EBITDA set in the 2010 Incentive Plan, while possible to achieve for our Named Executive Officers, will present a significant challenge.
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
          We follow a practice of granting equity incentives in the form of stock options in order to grant awards that contain both substantial incentive and retention characteristics. These awards are designed to provide emphasis on providing significant incentives for continuing growth in stockholder value. Stock options are generally granted on an annual basis, except for new employees on the commencement of their employment and to existing employees following a significant change in job responsibilities or to recognize special performance. Stock options generally are subject to vesting in annual installments on the first five anniversaries of the date of grant and have a term of ten years. However, stock options granted to our Chief Executive Officer and President are subject to vesting in annual installments on the first four anniversaries of the date of grant and have a term of ten years.

          The Parent Compensation Committee determines stock option grant awards in accordance with the Named Executive Officer’s performance and level of position. The executive officer level positions within the company hierarchy are as follows: Chief Executive Officer, President, Executive Vice President, Senior Vice President, and Vice President. All stock option grants to executive officers are determined by the Parent Compensation Committee. Since January 2008, we have consistently applied the following ranges of stock option grants for individuals at the executive officer level:
          Chief Executive Officer: 1,000,000 shares (minimum level)
          President: 750,000 shares (minimum level)
          Executive Vice President: 300,000 to 350,000 shares
          Senior Vice President: 70,000 to 135,000 shares
          Vice President: 20,000 to 30,000 shares
Within a given range, the size of the stock option award is determined based on the executive officer’s duties and the Company’s interest in attracting, retaining and providing significant incentives for the executive officer.
          We seek to provide employees, including all executive officers, with overall compensation and incentive packages that are commensurate with their respective functions and levels of seniority, and that are competitive within the retail industry. The Compensation Committee has determined that the foregoing grant levels are appropriate within the overall compensation and incentive package applicable to the various executive officer positions.
          As the Chief Executive Officer and President are unique offices, each filled by a single individual, the Compensation Committee has established minimum stock grant levels only. This enables the Compensation Committee to craft a total compensation package necessary to recruit and retain top talent to attract and retain individuals at these levels. All other officer level positions have multiple individuals who share the same title and level within the Company.
          Stock option grant awards made at the time of the Merger were based, in part, on the length of service and performance of the Named Executive Officer through the date of the Merger. Following the Merger, stock option grant awards have been made at or about the time that a Named Executive Officer begins service with GNC. Since a Named Executive Officer generally has little or no record of service prior to receiving stock option grant awards, elements of individual performance are not taken into account when making such stock option grant awards. To the extent that the Compensation Committee or our Company Board determines, at a future date, that it is appropriate to grant stock option awards to executive officers based on performance, the Compensation Committee or Company Board, as applicable, will establish standards for making such awards at that time.
          On May 14, 2009, the Compensation Committee approved a change to the exercise prices of non-qualified stock options to purchase shares of Class A common stock of the Company, par value $0.001, that were previously granted to Mr. Nuzzo and certain other executives. The Compensation Committee repriced the exercise prices in order to preserve the incentive intended to be afforded by the grant of stock options, and such repricings were approved by stockholders. For more information, see “Summary Compensation Table — Option Repricing.”
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
          Named Executive Officers at the executive vice president level receive additional fringe benefits, which generally consist of some of the allowances listed, but at higher amounts (car allowance of $11,500; professional assistance allowance of $7,500; and, if applicable, a Pittsburgh parking lease with a $3,300 value). In addition to the basic package, we have Named Executive Officers who have historically received some of these allowances in greater amounts and have been grandfathered at those levels even though the current basic package is set at lower amounts. Messrs. Fortunato and Dowd receive an additional benefit on a grandfathered basis as follows: a supplemental medical allowance of $6,000 per year. In addition, Mr. Dowd received a car allowance in a greater amount than other executive officers of the same level of position on a grandfathered basis. Although Mr. Dowd and Mr. Nuzzo are Executive Vice Presidents, Mr. Dowd received a car allowance of $11,500, whereas Mr. Nuzzo received a car allowance of only $6,500.
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

          Under certain circumstances, management may recommend and the Compensation Committee may approve more limited benefits or additional benefits, such as relocation expenses for new executives. Benefits and perquisites may be limited or expanded based on the needs of an executive officer or the circumstances of such executive officer’s employment. For example, parking allowances are provided only to those executive officers whose places of employment require parking licenses, and housing allowances are provided to our most senior executives only where management and the compensation committee determine that such benefits are necessary to attract, retain or enhance the performance of the executives.
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
          The Company maintains the GNC Live Well Later Non-qualified Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. Under the deferred compensation plan, an eligible employee of such subsidiary or a participating affiliate may elect to defer a portion of his or her future compensation under the plan by electing such deferral prior to the beginning of the calendar year during which the deferral amount would be earned. Mr. Dowd is the only Named Executive Officer who made contributions to the plan in 2009. Please see the Non-qualified Deferred Compensation Table for more information regarding the deferred compensation plan.
          Employment Agreements and Severance Compensation. We have employment agreements with all of our Named Executive Officers. Please see “— Employment Agreements with our 2009 Named Executive Officers” for more information regarding the employment agreements with our Named Executive Officers as in effect in 2009, and “—Potential Termination or Change-in-Control Payments” for more information regarding termination and payments made in connection with a change in control. We will continue to determine appropriate employment agreement and severance packages for our Named Executive Officers in a manner that we believe will attract and retain qualified executive officers.
Chief Executive Officer Compensation
          Mr. Fortunato’s annual compensation is weighted towards variable, performance-based compensation, with the Company’s financial performance as the primary determinant of value. For 2009, Mr. Fortunato’s compensation consisted of:
•	$860,000 base salary,

•	no stock option awards,

•	annual performance compensation under the 2009 Incentive Plan of $948,580,

•	a discretionary bonus of $100,000 for meeting additional performance targets, including personnel initiatives (as described below), and

•	other compensation, including fringe benefits, equal to $72,576.

          At the beginning of 2008, the Compensation Committee established a development plan to be implemented by Mr. Fortunato. Mr. Fortunato’s objectives under the plan were in addition to his ongoing responsibilities as Chief Executive Officer. Among Mr. Fortunato’s primary objectives were the completion of the restructuring and development of the Company’s senior management team through the attraction, hiring and retention of qualified personnel and development of leadership capabilities. At the conclusion of 2008, the Compensation Committee determined that Mr. Fortunato’s performance met a significant number of the pre-determined objectives and awarded Mr. Fortunato a bonus of $90,000.
          During the first quarter of 2009, the Compensation Committee determined to implement a similar incentive program for Mr. Fortunato for fiscal year 2009. Under this program, Mr. Fortunato was eligible to receive an additional discretionary bonus of up to $200,000 based on the achievement of certain non-financial objectives. Among the primary objectives was ongoing executive leadership development, including through enhanced time management strategies and the implementation of collaborative approaches, and achievement of the Company’s strategic initiatives. Throughout the year, Mr. Fortunato provided reports to, and received input and feedback from, the Compensation Committee regarding his efforts to achieve the established objectives and complete the required actions. At the conclusion of 2009, the Compensation Committee determined that Mr. Fortunato’s performance met a significant number of the pre-determined objectives and awarded Mr. Fortunato a bonus of $100,000.
          During the first quarter of 2010, the Compensation Committee determined that, following the conclusion of fiscal year 2010, it will evaluate Mr. Fortunato’s performance for fiscal year 2010 and determine whether any discretionary bonus is warranted. In addition, effective January 1, 2010, the Compensation Committee granted Mr. Fortunato a merit-based increase in his annual base salary to $886,000.
          See the Summary Compensation Table for more information regarding Mr. Fortunato’s compensation.
Accounting and Tax Considerations
          As a general matter, the Compensation Committee reviews and considers the various tax and accounting implications of compensation vehicles utilized by the Company.
          Our Parent Company’s stock option grant policies have been impacted by the implementation of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”) (formerly known as FAS 123R), which it adopted in the first quarter of fiscal year 2006. Under this accounting pronouncement, we are required to value unvested stock options granted prior to our adoption of FASB ASC 718 under the fair value method and expense those amounts in our income statement over the stock option’s remaining vesting period.
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

Compensation Committee Interlocks and Insider Participation
          In the year ended December 31, 2009, none of our Named Executive Officers served as a director or member of the compensation committee of another entity whose executive officers served on our Company Board or Compensation Committee.
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

Andrew Claerhout (Chair)
Norman Axelrod David B. Kaplan Romeo Leemrijse

Notwithstanding any SEC filing by the Company that includes or incorporates by reference other SEC filings in their entirety, this Compensation Committee Report shall not be deemed to be “filed” with the SEC except as specifically provided otherwise therein.

Summary Compensation Table
          The following table sets forth information concerning compensation we paid to our principal executive officer, principal financial officer and three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009 (collectively, the “2009 Named Executive Officers”), for services rendered in all capacities to us during fiscal year 2009. In accordance with SEC rules, the compensation described in this table does not include medical or group life insurance received by the 2009 Named Executive Officers that are available generally to all salaried employees of the Company.

							Change in
							Pension
							Value and
						Non-Equity	Non-qualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)[1]	($)	($)[2]	($)[3]	Earnings ($)[4]	($)[5,6]	($)
Joseph Fortunato	2009	860,000	100,000	—	—	948,580	—	72,576	1,981,156
Chief Executive Officer	2008	855,769	216,573	—	—	928,509	—	70,753	2,071,604
	2007	787,500	1,909,384	—	4,083,556	700,875	—	7,260,110	14,741,425

Beth J. Kaplan	2009	696,154	—	—	—	767,857	—	138,755	1,602,766
President and Chief Merchandising and Marketing Officer	2008	675,000	250,000	—	1,822,120	732,375	—	119,770	3,599,265

Michael M. Nuzzo	2009	400,000	—	—	553,442	335,200	—	125,321	1,413,963
Executive Vice President and Chief Financial Officer	2008	98,462	—	—	462,250	80,542	—	14,992	656,246

Thomas Dowd	2009	330,154	—	—	—	276,669	—	44,015	650,838
Executive Vice	2008	332,500	17,404	—	—	271,985	—	44,015	665,904
President of Store Operations and Development	2007	293,077	226,708	—	727,139	168,702	—	1,028,078	2,443,704

Gerald Stubenhofer[7]	2009	294,310	15,000	—	—	190,418	—	22,280	522,008
Senior Vice President and Chief Legal Officer

(1)	Reflects the entire amount set forth under “Bonus” for the 2009 Named Executive Officers:
(a)	For 2007: (i) discretionary payments we made in March 2007 to Messrs. Fortunato and Dowd whose options vested in 2007 entitling them to receive payment pursuant to the terms of a November 2006 dividend to the indirect parent company’s common stockholders in the amount of $5.42 per share, and which were determined based on the per share amount of the dividend and the number of outstanding vested option shares held by each optionholder as of December 15, 2006, and (ii) one time cash success bonuses upon the completion of the Merger paid on March 16, 2007 in the following amounts: Mr. Fortunato — $500,000 and Mr. Dowd — $50,000.

(b)	For 2008: (i) payments we made in September 2008 pursuant to the Merger agreement of additional consideration in lieu of income tax payments in respect of net operating losses created as a result of the Merger to each of Messrs. Fortunato and Dowd, based on the number of outstanding vested option shares held by Messrs. Fortunato and Dowd as of the Merger; (ii) a one-time discretionary bonus in respect of performance in 2008 in the following amounts: Mr. Fortunato — $90,000; and (iii) a one-time signing bonus to Ms. Kaplan of $250,000.
(c)	For 2009: represents (i) a discretionary bonus paid to Mr. Fortunato for meeting additional performance targets, including personnel initiatives as described in “Compensation Discussion and Analysis — Chief Executive Officer Compensation” and (ii) a one-time discretionary bonus paid to Mr. Stubenhofer in October 2009.

(2)	Reflects the aggregate grant date fair value of option awards granted during the fiscal years ended December 31, 2008 and December 31, 2007 which have been computed in accordance with FASB ASC Topic 718. No stock options were granted during the fiscal year ended December 31, 2009.

On May 14, 2009, the Compensation Committee repriced the exercise prices of 150,000 of Mr. Nuzzo’s stock options from $9.57 to $7.70 per share and 150,000 of his stock options from $14.35 to $11.55 per share. The incremental fair value of such stock options is reported in this column in accordance with FASB ASC Topic 718. For more information, please see “Option Repricing” below.

For additional information, see Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The amounts reflect the accounting expense for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards.

(3)	Reflects, as applicable, annual incentive compensation paid in March 2008 with respect to performance in 2007 pursuant to the 2007 Incentive Plan, annual incentive compensation paid in February 2009 with respect to performance in 2008 pursuant to our 2008 Incentive Plan and annual incentive compensation paid in February 2010 with respect to performance in 2009 pursuant to our 2009 Incentive Plan. Our results of operations for 2007, 2008 and 2009 exceeded the target goals for the target bonus payable for each applicable year, but were less than the maximum goal thresholds for the maximum bonus payable, to each 2007 Named Executive Officer under the 2007 Incentive Plan, each 2008 Named Executive Officer under the 2008 Incentive Plan and each 2009 Named Executive Officer under the 2009 Incentive Plan, respectively. See “Compensation Discussion and Analysis—How We Chose Amounts and/or Formulas for Each Element” for information about the Incentive Plans.

(4)	Represents the above-market or preferential portion of the change in value of the executive officer’s account under our GNC Live Well Later Non-qualified Deferred Compensation Plan. See “Non-qualified Deferred Compensation” under the Non-qualified Deferred Compensation Table for a description of our deferred compensation plan.

(5)	The components of all other compensation for the 2009 Named Executive Officers are set forth in the following table:

			Imputed Value for
			Life Insurance	Payment for
Named Executive		Perquisites	Premiums	Cancelled Options[a]	Total
Officer	Year	($)	($)	($)	($)

Joseph Fortunato	2009	71,562	1,014	—	72,576
	2008	69,739	1,014	—	70,753
	2007	94,437	552	7,165,121	7,260,110

Beth J. Kaplan	2009	138,203	552	—	138,755
	2008	119,374	396	—	119,770

Michael M. Nuzzo	2009	125,108	213	—	125,321
	2008	14,992	—	—	14,992

Thomas Dowd	2009	43,660	355	—	44,015
	2008	43,660	355	—	44,015
	2007	42,643	240	985,195	1,028,078

Gerald Stubenhofer	2009	22,040	240	—	22,280
(a)	Reflects payments made to certain 2009 Named Executive Officers pursuant to the terms of the Merger on March 16, 2007, for outstanding options canceled in connection with the Merger in an amount equal to the excess, if any, of the per share merger consideration paid in the Merger over the exercise price per share of the option, multiplied by the number of shares of GNC Parent Corporation common stock subject to the option and subject to reduction for required withholding tax.

(6)	Perquisites include cash amounts received by certain 2009 Named Executive Officers for, or in reimbursement of, supplemental medical, supplemental retirement, parking, professional assistance, car allowance, financial services assistance and the imputed value of life insurance premiums. With respect to our Chief Executive Officer, perquisites also include reimbursement of country club dues and expenses. With respect to our President, perquisites also include reimbursement of housing, commuting expenses and director parking. With respect to our Chief Financial Officer, perquisites also include reimbursement of certain state taxes.

For 2008, the following perquisites exceeded the greater of $25,000 or 10% of each 2009 Named Executive Officer’s total perquisites:
•	Mr. Fortunato: supplemental retirement — $25,000, professional assistance - $10,500, car allowance — $11,500, club dues — $8,079 and financial services — $8,000;

•	Ms. Kaplan: supplemental retirement — $20,000, housing allowance — $17,857 and commuting expenses — $51,517;

•	Mr. Nuzzo: supplemental retirement — $2,222, professional assistance — $1,670 and reimbursement of certain state taxes — $8,545; and

•	Mr. Dowd: supplemental medical — $6,000, supplemental retirement — $10,000, professional assistance — $7,500, car allowance — $11,500 and financial services - $8,000.
For 2009, the following perquisites exceeded the greater of $25,000 or 10% of each 2009 Named Executive Officer’s total perquisites:
•	Ms. Kaplan: housing allowance — $44,845 and commuting expenses — $43,166; and

•	Mr. Nuzzo: reimbursement of certain state taxes — $95,568.

(7)	Mr. Stubenhofer was not a named executive officer for the fiscal years ended December 31, 2007 and December 31, 2008 based on the level of his total compensation in such years. Effective October 29, 2009, Mr. Stubenhofer’s base salary was increased from $288,000 to $320,000 per year.

Option Repricing
          On May 14, 2009, the Compensation Committee approved a change to the exercise prices of non-qualified stock options to purchase shares of Class A common stock of the Company, par value $0.001, that were previously granted to Mr. Nuzzo on October 21, 2008. The Compensation Committee determined that, as of May 14, 2009, the exercise prices of the options were substantially greater than the fair market value of the common stock. In order to preserve the incentive intended to be afforded by the grant of stock options, the Compensation Committee repriced the exercise prices of 150,000 of Mr. Nuzzo’s stock options from $9.57 to $7.70 per share and an additional 150,000 of Mr. Nuzzo’s stock options from $14.35 to $11.55 per share. Such repricings were approved by our stockholders and were structured in a way intended to comply with Section 409A of the Internal Revenue Code. All other terms of the stock options remain unchanged.
Grants of Plan-Based Awards
          The following table sets forth information concerning awards under the Company’s non-equity incentive plans granted to each of the 2009 Named Executive Officers during the fiscal year ended December 31, 2009. Assumptions used in the calculation of certain dollar amounts are included in Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

						All Other
						Option
						Awards:
						Number		Grant Date
		Estimated Possible Payouts under Non-equity				of	Exercise or	Fair Value of Stock
		Incentive Plan Awards (1)				Securities	Base Price	and
		Threshold	Threshold			Underlying	of Option	Option
	Grant	#1	#2	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	($)	(#)	($/Sh)	($)

Joseph Fortunato	—	212,850	425,700	645,000	1,075,000	—	—	—

Beth J. Kaplan	—	172,298	344,597	522,116	870,193	—	—	—

Michael M. Nuzzo	—	59,400	118,800	180,000	400,000	—	—	—
	May 14, 2009	—	—	—	—	150,000	7.70	277,306 (2)
	May 14, 2009	—	—	—	—	150,000	11.55	276,136 (3)

Thomas Dowd	—	49,028	98,056	148,569	330,154	—	—	—

Gerald Stubenhofer	—	38,849	77,698	117,724	220,733	—	—	—

(1)	The amounts represent the threshold, target and maximum potential amounts that might have been payable based on the targets approved for the 2009 Named Executive Officers under the 2009 Incentive Plan. See “Compensation Discussion and Analysis—How We Chose Amounts and/or Formulas for Each Element” for more information regarding the thresholds under the 2009 Incentive Plan. See “Summary Compensation Table—Non-Equity Incentive Plan Compensation” and footnote 3 to the Summary Compensation Table for information regarding the actual amounts paid in February 2010 to the 2009 Named Executive Officers under the 2009 Incentive Plan.

(2)	Represents the incremental fair value of Mr. Nuzzo’s stock options computed in accordance with FASB ASC Topic 718 with respect to which the exercise prices were repriced. On May 14, 2009, the Compensation Committee repriced the exercise prices of 150,000 of Mr. Nuzzo’s options that were granted on October 21, 2008 from $9.57 to $7.70 per share. For more information, please see “Option Repricing” above. For additional information, see Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(3)	Represents the incremental fair value of Mr. Nuzzo’s stock options computed in accordance with FASB ASC Topic 718 with respect to which the exercise prices were repriced. On May 14, 2009, the Compensation Committee repriced the exercise prices of 150,000 of Mr. Nuzzo’s options that were granted on October 21, 2008 from $14.35 to $11.55 per share. For more information, please see “Option Repricing” above. For additional information, see Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Outstanding Equity Awards at Fiscal Year-End
     The table below sets forth information regarding exercisable and unexercisable option awards granted to the 2009 Named Executive Officers under our 2007 Stock Plan and held as of December 31, 2009.

	Option Awards
	Number of Securities Underlying Unexercised		Option
	Options (#)(1)		Exercise Price
Name	Exercisable	Unexercisable	($)	Option Expiration Date

Joseph Fortunato	40,000	40,000	5.00	3/16/2017
	591,438	591,439	5.00	3/16/2017
	631,438	631,439	7.50	3/16/2017

Beth J. Kaplan	175,000	700,000	6.93	1/2/2018
	175,000	700,000	10.39	1/2/2018

Michael M. Nuzzo	30,000	120,000	7.70	10/21/2018
	30,000	120,000	11.55	10/21/2018

Thomas Dowd	70,817	106,277	5.00	3/16/2017
	70,817	106,277	7.50	3/16/2017
	19,182	28,774	5.00	5/4/2017
	19,182	28,774	7.50	5/4/2017

Gerald Stubenhofer	25,000	37,500	5.00	11/1/2017
	25,000	37,500	7.50	11/1/2017

(1)	Time-based stock option awards made under the 2007 Stock Plan, which awards vest subject to continuing employment, other than the stock options granted to Mr. Fortunato and Ms. Kaplan, in five equal annual installments commencing on the first anniversary of the date of grant. For the stock options granted to Mr. Fortunato and Ms. Kaplan, such stock options vest in four equal annual installments commencing on the first anniversary of the date of grant.
Option Exercises and Stock Vested
          No stock options were exercised in 2009. We have not issued, nor are there any outstanding, shares of restricted stock.

Pension Benefits
          The Company did not have a pension plan in effect for the benefit of its 2009 Named Executive Officers for the fiscal year ending December 31, 2009.
Non-qualified Deferred Compensation
          The Company maintains the GNC Live Well Later Non-qualified Deferred Compensation Plan for the benefit of a select group of management or highly compensated employees. Under the deferred compensation plan, an eligible employee of such subsidiary or a participating affiliate may elect to defer a portion of his or her future compensation under the plan by electing such deferral prior to the beginning of the calendar year during which the deferral amount would be earned (or, if applicable, within 30 days of the date on which the employee first becomes eligible to participate in the plan). The minimum amount of salary that may be deferred by an eligible employee for a calendar year is $200, subject to a maximum of 25% of the employee’s salary otherwise payable for the year and the minimum amount of bonus that may be deferred by an eligible employee for a calendar year is $2,000, subject to a maximum of 25% of the employee’s bonus otherwise payable for the year. The employers participating in the plan may in their discretion elect to make a matching contribution to the plan for a calendar year, based on amounts deferred by eligible employees for that year. An eligible employee may elect at the time amounts are deferred under the plan to have such amounts credited to an in-service account, which is payable (subject to certain special elections for 2006 and 2007 pursuant to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) on a future date selected by the employee at the time the employee first elects to defer compensation under the plan, or to a retirement account, which is payable (subject to the special elections described above) upon the employee’s retirement (as defined in the plan). Payments will be made earlier than the dates described above as a result of the death or disability of an employee participating in the plan. If a participating employee dies before retirement, a death benefit will be paid to the employee’s beneficiaries in certain cases. For purposes of applying the provisions of the Code and the Employee Retirement Income Security Act (ERISA) to the plan, the plan is intended to be an unfunded arrangement.
          The following table identifies the 2009 Named Executive Officers who participate in the plan, their contributions, our contributions and the earnings in 2009, and their aggregate balance at the end of 2009.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	Balance at Last
	Last Fiscal Year	Last Fiscal Year	Fiscal Year	Distributions	Fiscal Year-End
Name	($)(1)	($)	($)	($)	($)(2)
Joseph Fortunato	—	—	—	—	—
Beth J. Kaplan	—	—	—	—	—
Michael M. Nuzzo	—	—	—	—	—
Thomas Dowd	23,504	—	19,919	—	89,246
Gerald Stubenhofer	—	—	—	—	—

(1)	The amounts reported in this column reflect deferrals under the GNC Live Well Later Non-qualified Deferred Compensation Plan of base salary and bonus earned by and paid to Mr. Dowd in the fiscal year ended December 31, 2009. A portion of the amount reported as salary and/or bonus in the Summary Compensation Table, column (c) and (g), respectively were deferred by Mr. Dowd in the fiscal year ended December 31, 2009 as follows: $9,905 of salary and $13,599 of bonus.

(2)	The amounts reported in this column include previously earned, but deferred, salary and bonus that were reported in our Summary Compensation Table in previous years as follows: (i) $10,372 in 2008 and (ii) $32,864 in 2007.

Employment Agreements with our 2009 Named Executive Officers
     Chief Executive Officer
          On March 16, 2007, we entered into an employment agreement with Mr. Fortunato that provides for a five-year term with automatic annual one-year renewals thereafter unless we or Mr. Fortunato provide at least one-year advance notice of termination, and an annual base salary of not less than $800,000, subject to certain upward adjustments. Effective January 1, 2009, Mr. Fortunato’s employment agreement was amended to comply with Code Section 409A. Effective January 1, 2010, the Compensation Committee granted Mr. Fortunato a merit-based increase in his annual base salary to $886,000. The employment agreement provides for an annual performance bonus with a target bonus of 75% and a maximum bonus of 125% of Mr. Fortunato’s annual base salary based upon our attainment of annual goals established by the Company Board or the Compensation Committee. The employment agreement also provides that Mr. Fortunato will receive certain fringe benefits and perquisites similar to those provided to our other executive officers. The employment agreement provides that upon a change in control all of Mr. Fortunato’s stock options will fully vest and become immediately exercisable and all restrictions with respect to restricted stock, if any, granted to Mr. Fortunato will lapse.
          Upon Mr. Fortunato’s termination for death or total disability we will be required to pay to him (or his guardian or personal representative):
•	a lump sum equal to one times his base salary plus the annualized value of his perquisites; and

•	a prorated share of the annual bonus he would have received had he worked the full year, provided bonus targets are met for such year.
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
For purposes of Mr. Fortunato’s employment agreement, “cause” generally means any of the following events as determined in good faith by a 2/3 vote of the Parent Board, Mr. Fortunato’s:
•	conviction of, or plea of nolo contendere to, a crime which constitutes a felony;

•	willful disloyalty or deliberate dishonesty with respect to the Company or our Parent that is injurious to our or our Parent’s financial condition, business or reputation;

•	commission of an act of fraud or embezzlement against us or our Parent;

•	material breach of any provision of his employment agreement or any other written contract or agreement with us or our Parent that is not cured; or

•	willful and continued failure to materially perform his duties or his continued failure to substantially perform duties requested or prescribed by the Parent Board or the Company Board which is not cured.
For purposes of Mr. Fortunato’s employment agreement, “good reason” generally means, without Mr. Fortunato’s consent:
•	our failure to comply with any material provision of his employment agreement which is not cured;

•	a material adverse change in his responsibilities, duties or authority which, in the aggregate, causes his positions to have less responsibility or authority;

•	removal from his current positions or failure to elect (or appoint) him to, or removal of him from the Parent Board or the Company Board;

•	a material reduction in his base salary; or

•	a relocation of his principal place of business of more than 75 miles.
For purposes of Mr. Fortunato’s employment agreement, “change in control” generally means:
•	an acquisition representing 50% or more of either our Parent’s common stock or the combined voting power of the securities of our Parent entitled to vote generally in the election of the Parent Board;

•	a change in 2/3 of the members of Parent Board from the members on the effective date of his employment agreement, unless approved by (i) 2/3 of the members of the Parent Board on the effective date of his employment agreement or (ii) members nominated by such members;

•	the approval by Parent stockholders of (i) a complete liquidation or dissolution of our Parent or the Company or (ii) the sale or other disposition (other than a merger or consolidation) of all or substantially all of the assets of our Parent and its subsidiaries; or

•	we cease to be a direct or indirect wholly owned subsidiary of our Parent.
President and Chief Merchandising and Marketing Officer
          On December 19, 2007, we entered into an employment agreement with Ms. Kaplan in connection with her appointment as President and Chief Merchandising and Marketing Officer. The employment agreement was amended, effective January 1, 2009, to comply with Code Section 409A. The employment agreement provides for an employment term through January 2, 2010, subject to automatic one-year renewals unless we or Ms. Kaplan provide at least one year advance notice and an annual base salary of not less than $675,000, subject to certain upward adjustments. Effective January 1, 2010, the Compensation Committee granted Ms. Kaplan a merit-based increase in her annual base salary to $716,000. Ms. Kaplan is also entitled to an annual performance bonus with a target bonus of 75% and a maximum bonus of 125% of her annual base salary, based upon the attainment of certain goals established jointly in good faith by the Chief Executive Officer and Ms. Kaplan. The employment agreement also provides that Ms. Kaplan will receive certain fringe benefits and perquisites similar to those provided to our other executive officers. Upon a change in control, all of Ms. Kaplan’s stock options will fully vest and become immediately exercisable and all restrictions with respect to restricted stock, if any, granted to Ms. Kaplan will lapse.
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
          If Ms. Kaplan’s employment is terminated without cause, she resigns for good reason, or we decline to renew the employment term for reasons other than those that would constitute cause after the initial two-year employment term, then, subject to Ms. Kaplan’s execution of a release:
•	Ms. Kaplan will receive payment of a lump sum amount equal to 18 months of her base salary;

•	Ms. Kaplan will receive payment of a lump sum amount equal to her average annual bonus paid or payable with respect to the most recent three fiscal years; and

•	Ms. Kaplan will be responsible for payment of the monthly cost of COBRA coverage, but we will reimburse Ms. Kaplan for any portion of the monthly cost of COBRA coverage that exceeds the amount of monthly health insurance premium (with respect to Ms. Kaplan’s coverage and any eligible dependent coverage) payable by Ms. Kaplan immediately prior to such termination, such reimbursements to continue through the expiration of the agreement term or the severance period.

If such termination occurs in anticipation of or during the two-year period following a change in control, or within six months prior to or at any time following the completion of an initial public offering of our Parent’s common stock, then Ms. Kaplan will receive payment of a lump sum amount equal to two times her base salary and the annualized value of her perquisites and the average annual bonus will increase to two times. A termination of Ms. Kaplan’s employment will be deemed to have been in anticipation of a change in control if such termination occurs at any time from and after the period beginning six months prior to a change in control and such termination occurs (i) after we or our Parent enter into a definitive agreement that provides for a change in control or (ii) at the request of an unrelated third party who has taken steps reasonably calculated to effect a change in control.
For purposes of Ms. Kaplan’s employment agreement, “cause” generally means Ms. Kaplan’s:
•	conviction of, or plea of nolo contendere to, a crime which constitutes a felony;

•	willful disloyalty or deliberate dishonesty with respect to the Company or our Parent that is injurious to our or our Parent’s financial condition, business or reputation;

•	commission of an act of fraud or embezzlement against us or our Parent;

•	material breach of any provision of her employment agreement or any other written contract or agreement with us or our Parent that is not cured; or

•	willful and continued failure to materially perform her duties or her continued failure to substantially perform duties requested or prescribed by the Parent Board or the Company Board which is not cured.
For purposes of Ms. Kaplan’s employment agreement, “good reason” generally means, without Ms. Kaplan’s consent:
•	our failure to comply with any material provision of her employment agreement which is not cured;

•	a material adverse change in her responsibilities, duties or authority which, in the aggregate, causes her positions to have less responsibility or authority;

•	removal from her current positions or failure to elect (or appoint) her to, or removal of her from, the Parent Board or the Company Board;

•	a material reduction in her base salary;

•	a relocation of her principal place of business of more than 100 miles; or

•	our failure to appoint her Chief Executive Officer in the event Mr. Fortunato ceases to serve as Chief Executive Officer of us or our Parent.
For purposes of Ms. Kaplan’s employment agreement, “change in control” generally means:
•	an acquisition representing 50% or more of either our Parent’s common stock or the combined voting power of the securities of our Parent entitled to vote generally in the election of the Parent Board;

•	a change in 2/3 of the members of Parent Board from the members on the effective date of her employment agreement, unless approved by (i) 2/3 of the members of the Parent Board on the effective date of her employment agreement or (ii) members nominated by such members;

•	the approval by Parent stockholders of (i) a complete liquidation or dissolution of our Parent or the Company or (ii) the sale or other disposition (other than a merger or consolidation) of all or substantially all of the assets of our Parent and its subsidiaries; or

•	we cease to be a direct or indirect wholly owned subsidiary of our Parent.
     Other 2009 Named Executive Officers
          On October 31, 2008, we entered into an employment agreement with Mr. Nuzzo in connection with his appointment as Executive Vice President and Chief Financial Officer. On April 21, 2008, we entered into an employment agreement with Mr. Dowd, our Executive Vice President of Store Operations and Development, and on October 1, 2007, we entered into an employment agreement with Mr. Stubenhofer, our Senior Vice President Chief Legal Officer and Secretary. These employment agreements were amended, effective January 1, 2009, to comply with Code Section 409A.
          The employment agreements contain substantially the same terms. Each agreement provides for a two-year term with automatic one-year renewals thereafter unless we or the executive provide at least 30 days’ advance notice of termination. Pursuant to their employment agreements, Messrs. Nuzzo, Dowd and Stubenhofer are entitled to a base salary in the amount equal to $400,000, $320,000 and $275,000, respectively, in each case subject to annual review by the Company Board or the Compensation Committee. Effective December 6, 2009, the Compensation Committee granted Messrs. Nuzzo and Dowd merit-based increases in their annual base salaries to $409,400 and $350,000, respectively. Effective October 29, 2009, the Compensation Committee granted Mr. Stubenhofer a merit-based increase in his annual base salary to $320,000. The employment agreements also entitle the executives to annual performance bonuses payable if we exceed the annual goals determined by the Company Board or the Compensation Committee, and to certain fringe benefits and perquisites similar to those provided to our other executive officers.
          The employment agreements also provide for certain benefits upon termination of employment. Upon death or disability, the executives (or their estates) are entitled to their current base salary for the remainder of the employment period, and, subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment, provided bonus targets are met. Upon termination of employment by us without cause or voluntarily by the executive for good reason, subject to the execution of a written release, the executive is also entitled to:
•	salary continuation generally for the remainder of the agreement term (unless the termination occurs during the initial term in which case, Mr. Nuzzo is entitled to salary continuation for one year and Mr. Dowd is entitled to salary continuation for six months), or two years if the termination occurs upon or within six months following a change in control;

•	subject to the discretion of the Company Board or the Compensation Committee, a pro rata share of the annual bonus based on actual employment; and

•	reimbursement for any portion of the monthly cost of COBRA coverage that exceeds the amount of monthly health insurance premium (with respect to the executive’s coverage and any eligible dependent coverage) payable by the executive immediately prior to such termination, such reimbursements to continue through the expiration of the agreement term or the severance period.
For purposes of the employment agreements, “cause” generally means the executive’s:
•	failure to comply with any obligation imposed by his employment agreement;

•	being indicted for any felony or any misdemeanor that causes or is likely to cause harm or embarrassment to the Company, in the reasonable judgment of the board;

•	theft, embezzlement or fraud in connection with the performance of duties;

•	engaging in any activity that gives rise to a material conflict of interest with the Company;

•	misappropriation by the executive of any material business opportunity of the Company;

•	any failure to comply with, observe or carry out the Company’s or the Company Board’s rules, regulations, policies or codes of ethics or conduct;

•	substance abuse or illegal use of drugs that, in the reasonable judgment of the Company Board, impairs the executive’s performance or causes or is likely to cause harm or embarrassment to the Company; or

•	engagement in conduct that the executive knows or should know is injurious to the Company.
For purposes of the employment agreements, “good reason” generally means, without the executive’s prior written consent:
•	the Company’s failure to comply with material obligations under his employment agreement;

•	a change of the executive’s position; or

•	a material reduction in the executive’s base salary.
For purposes of the employment agreements, “change in control” generally means:
•	an acquisition representing 50% or more of either our Parent’s common stock or the combined voting power of the securities of our Parent entitled to vote generally in the election of the Parent Board;

•	a change in 2/3 of the members of Parent Board from the members on the effective date of the executive’s employment agreement, unless approved by (i) 2/3 of the members of the Parent Board on the effective date of the executive’s employment agreement or (ii) members nominated by such members;

•	the approval by Parent stockholders of (i) a complete liquidation or dissolution of our Parent or the Company or (ii) the sale or other disposition (other than a merger or consolidation) of all or substantially all of the assets of our Parent and its subsidiaries; or

•	we cease to be a direct or indirect wholly owned subsidiary of our Parent.
          Under all circumstances, all of Messrs. Nuzzo’s, Dowd’s and Stubenhofer’s unvested equity awards will be forfeited as of the date of the executive’s termination.

     General
          The employment agreements for all of our 2009 Named Executive Officers contain:
•	terms of confidentiality concerning trade secrets and confidential or proprietary information which may not be disclosed by the executive except as required by court order or applicable law; and

•	certain non-competition and non-solicitation provisions which restrict the executive and certain relatives from engaging in activities against our interests or those of our parent companies during the term of employment and, in the case of Mr. Fortunato and Ms. Kaplan, eighteen months following the termination of employment, and in the case of the other 2009 Named Executive Officers, for the longer of the first anniversary of the date of termination of employment or the period during which the executive receives termination payments.

Potential Termination or Change-in-Control Payments
          The following tables summarize the value of the compensation that 2009 Named Executive Officers would have received if they had terminated employment on December 31, 2009 under the circumstances shown or if we had undergone a change in control on such date. The tables exclude (1) compensation amounts accrued through December 31, 2009 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and (2) vested account balances under our 401(k) Plan that are generally available to all of our salaried employees. Where applicable, the amounts reflected for the prorated annual incentive compensation in 2009 are the amounts that were actually paid to the 2009 Named Executive Officers in February 2010 under the 2009 Incentive Plan, since the hypothetical termination date is the last day of the fiscal year for which the bonus is to be determined.
          Where applicable, the information in the tables uses a fair market value per share of $6.50 as of December 31, 2009 for GNC Parent Corporation’s common stock. Since the Merger, the Compensation Committee has used a valuation methodology in which the fair market value of the common stock is based on our business enterprise value and, in situations deemed appropriate by the Parent Compensation Committee, may be discounted to reflect the lack of marketability associated with the common stock.
          The termination and change in control arrangements for our 2009 Named Executive Officers and other senior employees are generally based on form employment agreements. As such, these arrangements generally are uniform and not highly negotiated. The amounts payable in connection with termination and change in control events are tied to our officers’ respective base salaries and annual bonuses, and therefore are proportionately higher for the more senior and highly compensated officers. Similarly, the termination and change in control arrangements for our Chief Executive Officer and President generally provide for higher payments than those for other officers. These provisions were negotiated with our most senior officers, and deemed appropriate by the Compensation Committee, to both attract and retain the individuals and to ensure that their long-term interests are aligned with those of the Company. Specifically, the change in control provisions are designed to reflect the expectations of the Company Board with respect to the manner in which the Company will be operated over the life of the employment agreements and to be consistent with our peer companies. Similarly, the termination provisions, which provide for lump sum payments of salary and bonus, and in some instances, acceleration of stock options, are designed to preserve the value of the long-term compensation arrangements for Mr. Fortunato and Ms. Kaplan to ensure the continued alignment of their interests with those of the Company.
          Because the amounts payable in connection with termination and change in control events are generally based on the formula set forth in the form employment agreements, the Compensation Committee does not generally consider the amounts when establishing the compensation of its named executive officers. The Compensation Committee, together with the Company, established the terms of the foregoing arrangements to address and conform to our overall compensation objectives in attracting and retaining the caliber of executives that are integral to our growth: market competitiveness; maintaining management continuity, particularly through periods of uncertainty related to change in control events; providing our key personnel with the assurance of fair and equitable treatment following a change in management control and other events; and ensuring that management is held to high standards of integrity and performance.

     Chief Executive Officer
     Joseph Fortunato

	Termination		Termination
	w/o	Termination	w/o
	cause or	w/o	cause or	Termination
	for Good	cause or	for Good	w/o
	Reason or	for Good	Reason in	Cause or
	Non-	Reason	anticipation	for Good
	renewal of	upon a	of a	Reason in
	the	Change in	Change in	Connection	Voluntary	Death or	Change of
	Agreement	Control	Control	with an IPO	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)	($)	($)

Lump Sum Base Salary	1,720,000	2,580,000	2,580,000	2,580,000	—	860,000	—
Lump Sum Annual Incentive Compensation	1,718,643	2,577,964	2,577,964	2,577,964	—	—	—
Lump Sum Annualized Value or Perquisites	143,124	214,686	214,686	214,686	—	71,562	—
Prorated Annualized Incentive Compensation	948,580	948,580	948,580	948,580	—	948,580	—
Health & Welfare Benefits	14,469	14,469	14,469	14,469	—	14,469	—
Accelerated Vesting of Stock Options	947,158	947,158	947,158	947,158	—	473,579	947,158
Payment Reduction	—	—	—	—	—	—	—

Net Value	5,491,973	7,282,856	7,282,856	7,282,856	—	2,368,190	947,158

Other 2009 Named Executive Officers
     Beth J. Kaplan

	Termination		Termination
	w/o	Termination	w/o
	cause or	w/o	cause or	Termination
	for Good	cause or	for Good	w/o
	Reason or	for Good	Reason in	Cause or
	Non-	Reason	Anticipation	for Good
	renewal of	upon a	of a	Reason in
	the	Change in	Change in	Connection	Voluntary	Death or	Change of
	Agreement	Control	Control	with an IPO	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)	($)	($)

Lump Sum Base Salary	1,042,500	1,390,000	1,390,000	1,390,000	—	695,000	—
Lump Sum Annual Incentive Compensation	750,116	1,500,232	1,500,232	1,500,232	—	—	—
Lump Sum Annualized Value or Perquisites	—	100,000	100,000	100,000	—	50,000	—
Prorated Annualized Incentive Compensation	767,857	767,857	767,857	767,857	—	767,857	—
Health & Welfare Benefits	13,312	13,312	13,312	13,312	—	13,312	—
Accelerated Vesting of Stock Options	—	—	—	—	—	—	—
Payment Reduction		—	—	—	—	—	—

Net Value	2,573,785	3,771,401	3,771,401	3,771,401	—	1,526,169	—

     Michael M. Nuzzo

		Termination w/o
		cause or for
		Good Reason
	Termination w/o	within 6 Months
	cause or for	after a Change in	Voluntary	Death or	Change of
	Good Reason	Control	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)

Base Salary Continuation	400,000	800,000	—	400,000	—
Pro Rata Bonus	335,200	335,200	—	335,200	—
Health & Welfare Benefits	7,396	17,749	—	—	—
Accelerated Vesting of Stock Options	—	—	—	—	—
Payment Reduction	—	—	—	—	—

Net Value	742,596	1,152,950	—	735,200	—

     Thomas Dowd

		Termination w/o
		cause or for
		Good Reason
	Termination w/o	within 6 Months
	cause or for	after a Change in	Voluntary	Death or	Change of
	Good Reason	Control	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)

Base Salary Continuation	164,800	659,200	—	100,235	—
Pro Rata Bonus	276,669	276,669	—	276,669	—
Health & Welfare Benefits	2,930	17,578	—	—	—
Accelerated Vesting of Stock Options	—	—	—	—	—
Payment Reduction	—	—	—	—	—

Net Value	444,399	953,447	—	376,904	—

     Gerald Stubenhofer

		Termination w/o
		cause or for
		Good Reason
	Termination w/o	within 6 Months
	cause or for	after a Change	Voluntary	Death or	Change of
	Good Reason	in Control	Termination	Disability	Control
Benefit	($)	($)	($)	($)	($)

Base Salary Continuation	240,000	640,000	—	240,000	—
Pro Rata Bonus	190,418	190,418	—	190,418	—
Health & Welfare Benefits	13,183	17,578	—	—	—
Accelerated Vesting of Stock Options	—	—	—	—	—
Payment Reduction	—	—	—	—	—

Net Value	443,601	847,996	—	430,418	—

          We have employment agreements with our 2009 Named Executive Officers. See “Employment Agreements with Our 2009 Named Executive Officers” for a description of the severance and change in control benefits provided under these employment agreement.
          The employment agreements provide that if any payment would have been subject to or result in the imposition of the excise tax imposed by Code Section 4999, then the amount of such payment or payments would have been reduced to the highest amount that may be paid by us without subjecting such payment to the excise tax. Mr. Fortunato’s and Ms. Kaplan’s employment agreements provide that the reduction will not apply if he would, on a net after-tax basis, receive less compensation than if the payment were not so reduced. Based on a hypothetical change in control on December 31, 2009, none of the 2009 Named Executive Officers would have been subject to a reduction payment if their employment had been terminated at the time of a December 31, 2009 change in control or on December 31, 2009 in anticipation of a change in control or a change in control without an employment termination. For purposes of calculating any hypothetical reduction payment as a result of change in control payments, we have assumed that the change in control payments for any of the 2009 Named Executive Officers would have included the amount of 2009 annual incentive compensation, and the value of any options granted in 2009. To the extent any of these amounts were paid prior to December 31, 2009, they are not reflected in the tables above. The calculation of the payment reduction amounts does not include a valuation of the non-competition covenant in the 2009 Named Executive Officer’s employment agreements. A portion of the severance payments payable to the 2009 Named Executive Officers may be attributable to reasonable compensation for the non-competition covenant and could eliminate or reduce the reduction amount.
          The employment agreements for Mr. Fortunato and Ms. Kaplan provide for accelerated vesting of stock options on a change in control. The 2007 Stock Plan provides that, in the event of a change in control, unvested stock options generally may be fully vested, cancelled for fair value or substituted for awards that substantially preserve the applicable terms of the stock options. We have assumed for purposes of the table that upon a change in control of the Company, Messrs. Nuzzo’s, Dowd’s and Stubenhofer’s unvested stock options would be substituted for awards that substantially preserve the applicable terms of the stock options. In the event that in the exercise of discretion by the Compensation Committee, Messrs. Nuzzo’s, Dowd’s and Stubenhofer’s unvested stock options would have become vested in connection with a change in control on December 31, 2009, the value of their vested options as of such would have been: Mr. Nuzzo — $—; Mr. Dowd — $337,500; and Mr. Stubenhofer — $93,750.
          Finally, although there is no requirement to do so or guarantee that it would have been paid, we have assumed that, in the exercise of discretion by the Compensation Committee, the 2009 Named Executive Officers would have been paid their prorated annual incentive compensation for the year in which their employment was terminated based on a hypothetical termination date of the end of that year, other than in the case of voluntary termination without good reason or a termination by the Company for cause.
          Upon a termination of employment on December 31, 2009, the shares of our Parent’s common stock owned by 2009 Named Executive Officers other than Mr. Fortunato and Ms. Kaplan would have been subject to repurchase by us or our designee for a period of 180 days (270 days upon termination because of death or disability) following the termination based on fair value as determined by the Company Board.
Director Compensation
          Pursuant to our director compensation policy, effective as of August 15, 2007, we compensate our directors as follows: (i) our non-employee chairman receives an annual retainer of $200,000 and (ii) our non-employee directors receive an annual retainer of $40,000. Directors are not entitled to any additional cash compensation such as fees for attending meetings. However, each non-employee director is entitled to receive a grant of non-qualified stock options to purchase a minimum of 36,176 shares of Parent’s common stock. Any director or chairman who is employed by ACOF, OTPP and other purchasers in connection with the Merger is not entitled to any retainers or stock option grants.
          The table below sets forth information with respect to compensation for our directors for 2009.
          Norman Axelrod, David B. Kaplan, Jeffery B. Schwartz, Lee Sienna, Josef Prosperi and Michele J. Buchignani were each appointed as members of the Company Board effective as of March 16, 2007. As stated above, any employee employed by ACOF or OTPP is not entitled to any additional compensation for serving as director. Accordingly, Messrs. Kaplan, Schwartz, Sienna and Prosperi and Ms. Buchignani are not listed in the table below. On May 14, 2009, Andrew Claerhout and Romeo Leemrijse were elected to fill vacancies created by the resignations of Mr. Sienna and Ms. Buchignani. Mr. Prosperi also resigned effective July 29, 2009.

          Richard D. Innes and Carmen Fortino were elected as directors to the Company Board effective July 17, 2007. Effective October 21, 2009, Mr. Innes resigned as a director of the Company Board.
          On October 21, 2009, Michael Hines was elected a director to the Company Board effective October 21, 2009. In connection with his election, the Compensation Committee granted Mr. Hines a non-qualified stock option to purchase 29,800 shares of Class A common stock of the Company, par value $0.001 at an exercise price of $8.42 per share, and 29,800 options to purchase shares of such common stock at an exercise price of $12.63 per share. Each stock option (i) has a term of 10 years from the election date and (ii) becomes vested and exercisable in five equal installments on each anniversary of the election date, subject to Mr. Hines’ continued service as a director until the applicable vesting date.
          Mr. Fortunato and Ms. Kaplan serve as members of the Company Board, but neither receives any compensation for serving as a director.

					Change in
					Pension Value
					and Non-
	Fees			Non-Equity	qualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)[1,2]	($)	($)	($)	($)
Norman Axelrod	200,000	—	—	—	—	—	200,000
Richard D. Innes	40,000 [3]	—	—	—	—	—	40,000
Carmen Fortino	40,000 [3]	—	—	—	—	—	40,000
Michael Hines	10,000	—	185,356	—	—	—	195,356

(1)	Reflects the aggregate grant date fair value of option awards granted during the fiscal year ended December 31, 2009 computed in accordance with FASB ASC Topic 718. For additional information, see Note 18 under the heading “Stock-Based Compensation Plans” of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The amounts reflect the accounting expense for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards. The grant date fair value was $3.11 per share, calculated in accordance with FASB ASC Topic 718.

(2)	The table below sets forth information regarding exercisable and unexercisable stock options granted to the listed directors and held as of March 1, 2010. No other stock awards were made to the directors, and no stock options were exercised by the directors in 2009.

	Option Awards Outstanding on March 1, 2010
Name	Exercisable	Unexercisable
Norman Axelrod	146,156	219,236
Richard D. Innes	—	—
Carmen Fortino	14,470	21,706
Michael Hines	—	29,800

(3)	Messrs, Innes and Fortino each received payment in Canadian Dollars in the amount of CAN $46,569. The amount set forth in the table above reflect such amounts reflected in U.S. Dollars based on an average conversion rate of 1.164.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth, as of March 1, 2010 (the “Ownership Date”), the number of shares of our Parent’s common stock beneficially owned by (1) each person or group known by us to own beneficially more than 5% of the outstanding shares of our Parent’s common stock, (2) each director, (3) each named executive officer, and (4) all directors and executive officers as a group.
          Percentage ownership is based on a total of 86,742,639 shares of our Parent’s Class A common stock and Class B common stock and 29,964,165 shares of our Parent’s Series A preferred stock outstanding as of the Ownership Date, subject to the assumptions described below.
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

	Beneficial Ownership
	Class A	Class B		Series A
	Common	Common		Preferred
Name of Beneficial Owner	Shares	Shares	Percentage	Shares	Percentage

Directors and Named Executive Officers[1,2]:
Norman Axelrod[3]	205,782	—	*	20,374	*
Andrew Claerhout[4,5]	—	—	—	—	—
Thomas Dowd	302,542	—	*	17,674	*
Carmen Fortino[5]	14,470	—	*	—	*
Joseph Fortunato	2,142,809	—	2.4%	84,907	*
Michael Hines[1]	—	—	—	—	—
Beth J. Kaplan[6]	700,000	—	*	—	—
David B. Kaplan[3,7]	—	—	—	—	—
Romeo Leemrijse[4,5]	—	—	—	—	—
Michael M. Nuzzo	60,000	—	*	—	—
Jeffrey B. Schwartz[3,8]	—	—	—	—	—
Gerald J. Stubenhofer	50,000	—	*	—	*
All directors and executive officers as a group (23 persons)	4,435,786	—	4.9%	187,610	*

	Beneficial Ownership
	Class A	Class B		Series A
	Common	Common		Preferred
Name of Beneficial Owner	Shares	Shares	Percentage	Shares	Percentage

Beneficial Owners of 5% or More of Outstanding Parent’s Common Stock :
Ares Corporate Opportunities Fund II, L.P9	33,539,898	—	38.7%	11,460,102	38.2%
KL Holdings LLC[10]	4,605,028	—	5.3%	1,573,472	5.3%
Ontario Teachers’ Pension Plan Board[11]	14,581,393	28,168,561	49.3%	14,607,046	48.7%

*	Less than 1% of the outstanding shares.

(1)	The address of Mr. Hines and each current executive officer is c/o General Nutrition Centers, Inc., 300 Sixth Avenue, Pittsburgh, Pennsylvania 15222.

(2)	On March 16, 2007, in connection with the Merger, our Parent entered into a stockholders agreement with each of our stockholders. Pursuant to the stockholders agreement, as amended February 12, 2008, our Parent’s principal stockholders each have the right to designate four members of our Parent’s board of directors (or, at the sole option of each, five members of the board of directors, one of which shall be independent), for so long as they or their respective affiliates each own at least 10% of the outstanding common stock of our Parent. As a result, each of ACOF and OTPP may be deemed to be the beneficial owner of the shares of our Parent’s common stock and preferred stock held by the other parties to the stockholders’ agreement. ACOF and OTPP each expressly disclaims beneficial ownership of such shares of our Parent’s common stock and preferred stock.

(3)	The address of each of Messrs. Axelrod, Kaplan and Schwartz is c/o Ares Corporate Opportunities Fund II, L.P., 2000 Avenue of the Stars, 12th Floor, Los Angeles, California 90067.

(4)	Mr. Claerhout is the Vice President and Mr. Leemrijse is a Director of the private equity group of OTPP. Each of Messrs. Claerhout and Leemrijse disclaims beneficial ownership of the shares of our Parent’s common stock and preferred stock owned by OTPP.

(5)	The address for each of Messrs. Claerhout, Fortino and Leemrijse is c/o Ontario Teachers’ Pension Plan Board, 5650 Yonge Street, Toronto, Ontario M2M 4H5.

(6)	Ms. Kaplan is a member of Axcel Managers LLC, the managing member of Axcel Partners III LLC, and of SK Limited Partnership, a member of Axcel Partners III LLC. Axcel Partners III LLC holds 318,693 shares of our Class A common stock and 128,861 shares of our Series A preferred stock. Ms. Kaplan disclaims beneficial ownership of the shares owned by Axcel Partners III LLC, except to the extent of any pecuniary interest therein. The address of each of Axcel Managers LLC, SK Limited Partnership and Axcel Partners III LLC is 10955 Nacirema Lane, Stevenson, MD 21153.

(7)	Mr. Kaplan is a Senior Partner in the Private Equity Group of Ares and member of Ares Partners Management Company LLC, both of which indirectly control ACOF. Mr. Kaplan disclaims beneficial ownership of the shares owned by ACOF, except to the extent of any pecuniary interest therein.

(8)	Mr. Schwartz is a Principal in the Private Equity Group of Ares, which indirectly controls ACOF. Mr. Schwartz disclaims beneficial ownership of the shares owned by ACOF, except to the extent of any pecuniary interest therein.

(9)	Reflects shares owned by ACOF. The general partner of ACOF is ACOF Management II, L.P. (“ACOF Management II”) and the general partner of ACOF Management II is ACOF Operating Manager II, L.P. (“ACOF Operating Manager II”). ACOF Operating Manager II is indirectly owned by Ares which, in turn, is indirectly controlled by Ares Partners Management Company, LLC (“APMC” and, together with ACOF, ACOF Management II, ACOF Operating Manager II and Ares the “Ares Entities”). Antony P. Ressler is the Manager of APMC. Each of Mr. Ressler, the Ares Entities (other than ACOF, with respect to the shares owned by ACOF) and the partners, members and managers thereof, disclaims beneficial ownership of these shares, except to the extent of any pecuniary interest therein. The address of each Ares Entity is 2000 Avenue of the Stars, 12th Floor, Los Angeles, CA 90067.

(10)	The address of KL Holdings LLC is 1250 Fourth Street, Santa Monica, California 90401.

(11)	The address of Ontario Teachers’ Pension Plan Board is 5650 Yonge Street, Toronto, Ontario M2M 4H5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Management Services Agreement
          Upon completion of the Merger, we entered into a management services agreement with our Parent. Under the agreement, our Parent agreed to provide us and our subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. Under the terms of the management services agreement, we have agreed to provide customary indemnification to our Parent and its affiliates and those providing services on its behalf. In addition, upon completion of the Merger, we incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to our Parent for services rendered in connection with the Merger. In 2009, we paid $1.5 million under this agreement.
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

Lease Agreements
          General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 21 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada. Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of our parent. See Item 12, “—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The aggregate value of the leases is approximately $12.4 million, together with certain future landlord related costs, of which $2.4 million was paid during the 2009 fiscal year. Each lease was negotiated in the ordinary course of business on an arm’s length basis.
Product Purchases
          During our 2009 fiscal year, we purchased certain fish oil and probiotics products manufactured by Lifelong Nutrition, Inc. (“Lifelong”) for resale under our proprietary brand name WELLbeING. Carmen Fortino, who serves as one of our directors, is the Managing Director, a member of the Board of Directors and a stockholder of Lifelong. The aggregate value of the products we purchased from Lifelong was $3.3 million for the 2009 fiscal year.
Stock Purchase
          During the third and fourth quarters of 2008, Axcel Partners III, LLC purchased 273,215 shares of Common Stock of our parent at a price of $6.82 per share, for an aggregate purchase price of $1.9 million, and 45,478 shares of Common Stock of our parent at a price of $7.08 per share, for an aggregate purchase price of $0.3 million, respectively, and 110,151 and 18,710 shares of Preferred Stock of our parent at a price of $5.00 per share plus accrued and unpaid dividends through the dates of purchase, for an aggregate purchase price of $0.6 million and $0.1 million, respectively. Ms. Kaplan, who serves as a director and as our President and Chief Merchandising and Marketing Officer, is a member of Axcel Managers LLC, the managing member of Axcel Partners III LLC, and of SK Limited Partnership, a member of Axcel Partners III LLC.
Stock Purchase Agreement
          In February 2010, Holdings, GNC and Guru Ramanathan, Senior Vice President, Chief Innovation Officer of GNC, entered into a Stock Purchase Agreement in connection with Mr. Ramanathan’s previous purchase, in July 2008, of 14,885 shares of Common Stock of Holdings at a price of $6.93 per share, for an aggregate purchase price of $103,153, and 4,961 shares of Preferred Stock of Holdings at a price of $5.6637 per share, for an aggregate purchase price of $28,097.62.
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
          Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, our Board reviews potential transactions with those parties we have identified as related parties prior to the consummation of the transaction, and we adhere to the general policy that such transactions should only be entered into if they are approved by our Board, in accordance with applicable law, and on terms that, on the whole, are no more or loss favorable than those available from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) for the years ended December 31, 2009 and 2008, were:

Type of Fee	2009	2008
	(in thousands)

Audit Fees	$862	$767
Audit-Related Fees	15	254
Tax Fees	207	49
Other Fees	17	1

Total	$1,101	$1,071

Audit Fees
          The Audit Fees for the year ended December 31, 2009 relate to professional services rendered by PricewaterhouseCoopers for the integrated audit of our consolidated annual financial statements and our internal control over financial reporting.
          The Audit Fees for the year ended December 31, 2008 relate to professional services rendered for the audit of our consolidated financial statements.
          The Audit Fees for the years ended December 31, 2009 and 2008, also include the review of the quarterly consolidated financial statements, issuance of consents and statutory audits.
Audit-Related Fees
          Audit-Related Fees for the year ended December 31, 2009 relate to professional services rendered for accounting related matters by PricewaterhouseCoopers.
          Audit-Related Fees for the year ended December 31, 2008 include the assessment of the Company’s internal control over financial reporting by PricewaterhouseCoopers.
Tax Fees
          The Tax Fees for the years ended December 31, 2009 and 2008 include services rendered by PricewaterhouseCoopers relating to tax compliance.
          The Tax Fees for the year ended December 31, 2009 also include other tax planning services.
Other Fees
          The Other Fees for the year ended December 31, 2009 relate to professional services rendered for payment security compliance by PricewaterhouseCoopers.
          In accordance with policies adopted by our audit committee, all audit and non-audit related services to be performed by our independent public accountants must be approved in advance by the audit committee or by a designated member of the audit committee. All services rendered by PricewaterhouseCoopers were approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     (a) Documents filed as part of this report:
(1)	Financial statements filed in Part II, Item 8 of this report:
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets As of December 31, 2009 and December 31, 2008.

•	Consolidated Statements of Operations For the year ended December 31, 2009 and 2008, for the period from March 16 to December 31, 2007, and for the period from January 1 to March 15, 2007.

•	Consolidated Statements of Stockholder’s (Deficit) Equity and Comprehensive Income (Loss)
For the year ended December 31,2009 and2008, for the period from March 16 to December 31, 2007, and for the period from January 1 to March 15, 2007.

•	Consolidated Statements of Cash Flows For the year ended December 31,2009 and 2008, for the period from March 16 to December 31, 2007, and for the period from January 1 to March 15, 2007.

•	Notes to Consolidated Financial Statements
(2)	Financial statement schedule:

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
General Nutrition Centers, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Allowance for Doubtful Accounts (1)

	Successor			Predecessor
	Year ended	Year ended	March 16-	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
		(in thousands)

Balance at beginning of period	$4,388	$3,875	$4,266	$4,382
Additions-charged to costs and expense	3,442	4,025	1,973	929
Deductions	(6,041)	(3,512)	(2,364)	(1,045)

Balance at end of period	$1,789	$4,388	$3,875	$4,266

Inventory Reserves

	Successor			Predecessor
	Year ended	Year ended	March 16-	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
		(in thousands)

Balance at beginning of period	$10,386	$9,859	$10,487	$10,796
Additions-charged to costs and expense	2,917	3,318	2,541	747
Deductions	(3,749)	(2,791)	(3,169)	(1,056)

Balance at end of period	$9,554	$10,386	$9,859	$10,487

Tax Valuation Allowances

	Successor			Predecessor
	Year ended	Year ended	March 16-	January 1-
	December 31,	December 31,	December 31,	March 15,
	2009	2008	2007	2007
		(in thousands)

Balance at beginning of period	$11,990	$10,955	$7,191	$13,231
Additions-charged at cost and expense	264	2,344	3,764	130
Deductions	(4,724)	(1,309)	—	(6,170)

Balance at end of period	$7,530	$11,990	$10,955	$7,191

(1)	These balances are the total allowance for doubtful accounts for trade accounts receivable and the current and long-term franchise note receivable and also includes our returns for our wholesale customers.

(3)	Exhibits:
          Listed below are all exhibits filed as part of this report. Certain exhibits are incorporated by reference from statements and reports previously filed by the Company or our Parent with the SEC pursuant to Rule 12b-32 under the Exchange Act:
3.1 Certificate of Incorporation of General Nutrition Centers, Inc. (f/k/a Apollo GNC Holding, Inc.) (the “Company”). (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
3.2 Certificate of Amendment to the Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
3.3 By-Laws of the Company. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
3.4 Second Amended and Restated Bylaws of the Company. *
4.1 Amended and Restated Stockholders Agreement, dated February 12, 2008, by and among GNC Acquisition Holdings Inc. (“Holdings”), Ares Corporate Opportunities Fund II, L.P., Ontario Teachers’ Pension Plan Board and the other stockholders party thereto. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.)
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
4.3 Form of Senior Floating Rate Toggle Note due 2014. (Incorporated by reference to Exhibit 4.2 above.)
4.4 Indenture, dated as of March 16, 2007, among the Company, the Guarantors named therein and LaSalle Bank National Association, as trustee, governing the 10.75% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4 (File No. 333-144396), filed July 6, 2007.)
4.5 Form of 10.75% Senior Subordinated Note due 2015. (Incorporated by reference to Exhibit 4.4 above.)
4.6 Registration Rights Agreement, dated as of March 16, 2007, by and among the Company, the Guarantors named therein and J.P. Morgan Securities Inc., Goldman, Sachs & Co. and Lehman Brothers Inc. with respect to the Senior Floating Rate Toggle Notes due 2014. (Incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-4 (File No. 333-144396), filed July 6, 2007.)
4.7 Registration Rights Agreement, dated as of March 16, 2007, by and among the Company, the Guarantors named therein and J.P. Morgan Securities Inc., Goldman, Sachs & Co. and Lehman Brothers Inc. with respect to the 10.75% Senior Subordinated Notes due 2015. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 (File No. 333-144396), filed July 6, 2007.)
10.1 Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing, dated March 23, 1999, from Gustine Sixth Avenue Associates, Ltd., as Mortgagor, to Allstate Life Insurance Company, as Mortgagee. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)

10.2 Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.3 Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.4 Patent License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.5 Patent License Agreement, dated December 5, 2003, by and between General Nutrition Corporation and N.V. Nutricia. (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.6 Know-How License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.7 Know-How License Agreement, dated December 5, 2003, by and between Numico Research B.V. and General Nutrition Investment Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.8 Know-How License Agreement, dated December 5, 2003, by and between N.V. Nutricia and General Nutrition Corporation. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.9 Patent License Agreement, dated December 5, 2003, by and between General Nutrition Investment Company and Numico Research B.V. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.10 GNC Live Well Later Non-Qualified Deferred Compensation Plan, effective February 1, 2002. (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-114502), filed April 15, 2004.)
10.11 GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, adopted March 16, 2007. (Incorporated by reference to Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114396), filed August 10, 2007.)
10.12 Amendment No. 1 to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, dated as of February 12, 2008. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.)
10.13 Form of Non-Qualified Stock Option Agreement Pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan, dated as of March 16, 2007. (Incorporated by reference to Exhibit 10.13 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)
10.14 Form of Incentive Stock Option Agreement Pursuant to the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 333-114502), filed March 14, 2008.)
10.15 Amended and Restated Employment Agreement, dated as of February 16, 2009, by and among the Company, Holdings and Joseph M. Fortunato. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 333-114396), filed March 19, 2009.)

10.16.1 Employment Agreement, dated as of October 31, 2008, by and between the Company and Michael M. Nuzzo. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-144396), filed November 4, 2008.)
10.16.2 Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and between the Company and Michael M. Nuzzo. (Incorporated by reference to Exhibit 10.16.2 to the Company’s Annual Report on Form 10-K (File No. 333-114396), filed March 19, 2009.)
10.17.1 Employment Agreement, dated as of December 19, 2007, by and among the Company, Holdings and Beth J. Kaplan. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 333-144396), filed March 14, 2008.)
10.17.2 Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and among the Company, Holdings and Beth J. Kaplan. (Incorporated by reference to Exhibit 10.17.2 to the Company’s Annual Report on Form 10-K (File No. 333-114396), filed March 19, 2009.)
10.18.1 Employment Agreement, dated as of April 21, 2008, by and between the Company and Thomas Dowd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-144396), filed May 9, 2008.)
10.18.2 Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and between the Company and Thomas Dowd. (Incorporated by reference to Exhibit 10.18.2 to the Company’s Annual Report on Form 10-K (File No. 333-114396), filed March 19, 2009.)
10.19.1 Employment Agreement, dated as of October 1, 2007, by and between the Company and Gerald J. Stubenhofer. *
10.19.2 Amendment No.1 to Employment Agreement, dated as of March 3, 2009, by and between the Company and Gerald J. Stubenhofer. *
10.20 GNC/Rite Aid Retail Agreement, dated as of December 8, 1998, by and between General Nutrition Sales Corporation and Rite Aid Corporation. (Incorporated by reference to Exhibit 10.24 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.) †
10.21 Amendment to the GNC/Rite Aid Retail Agreement, dated as of December 8, 1998, by and between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.25 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.) †
10.22 Amendment to the GNC/Rite Aid Retail Agreement, effective as of May 1, 2004, between General Nutrition Sales Corporation and Rite Aid Hdqtrs Corp. (Incorporated by reference to Exhibit 10.26 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-114502), filed August 9, 2004.) †
10.23.1 Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.22.1 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)
10.23.2 Form of Indemnification Agreement for executive officers. (Incorporated by reference to Exhibit 10.22.2 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)
10.24 Amended and Restated Stock Purchase Agreement, dated as of November 21, 2006, by and between GNC Parent Corporation and GNC Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-114502), filed November 28, 2006.)

10.25 Management Services Agreement, dated as of March 16, 2007, by and between Holdings and the Company. (Incorporated by reference to Exhibit 10.25 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)
10.26 Credit Agreement, dated as of March 16, 2007, among GNC Corporation, the Company, the lenders party thereto, J.P. Morgan Securities Inc. and Goldman Sachs Credit Partners L.P., as joint lead arrangers, Goldman Sachs Credit Partners L.P., as syndication agent, Merrill Lynch Capital Corporation and Lehman Commercial Paper Inc., as documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.31 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007.)
10.27 Guarantee and Collateral Agreement, dated as of March 16, 2007, by GNC Corporation, the Company and the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.32 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007).
10.28 Form of Intellectual Property Security Agreement, dated as of March 16, 2007, by GNC Corporation, the Company and the Guarantors party thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.27 above.)
10.29 Amended and Restated GNC/Rite Aid Retail Agreement, dated as of July 31, 2007, by and between Nutra Sales Corporation (f/k/a General Nutrition Sales Corporation) and Rite Aid Hdqtrs. Corp. (Incorporated by reference to Exhibit 10.34 to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-4 (File No. 333-144396), filed August 10, 2007). †
12.1 Statement re: Computation of Ratio of Earnings to Fixed Charges. *
21.1 Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 333-114396), filed March 19, 2009.)
31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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
Joseph Fortunato
Chief Executive Officer Dated: March 11, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph Fortunato
Joseph Fortunato
Director and Chief Executive Officer (principal executive officer) Dated: March 11, 2010

By:	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer (principal financial and accounting officer) Dated: March 11, 2010

By:	/s/ Norman Axelrod
Norman Axelrod
Chairman of the Board of Directors Dated: March 7, 2010

By:	/s/ Andrew Claerhout
Andrew Claerhout
Director Dated: March 8, 2010

By:	/s/ Carmen Fortino
Carmen Fortino
Director Dated: March 9, 2010

By:	/s/ Michael F. Hines
Michael F. Hines
Director Dated: March 9, 2010

By:	/s/ Beth J. Kaplan
Beth J. Kaplan
Director Dated: March 9, 2010

By:	/s/ David B. Kaplan
David B. Kaplan
Director Dated: March 8, 2010

By:	/s/ Romeo Leemrijse
Romeo Leemrijse
Director Dated: March 8, 2010

By:	/s/ Jeffrey B. Schwartz
Jeffrey B. Schwartz
Director Dated: March 8, 2010