Form 10-Q
period 2010-03-31
GENERAL NUTRITION CENTERS, INC.
filed 2010-05-06
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 5, 2010 100 shares of common stock, par value $0.01 per share (the “Common Stock”) of General Nutrition Centers, Inc. were outstanding. All shares of our Common Stock are held by GNC Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2010	2009 *
	(unaudited)
Current assets:
Cash and cash equivalents	$110,628	$75,089
Receivables, net	96,964	94,355
Inventories, net (Note 3)	390,187	370,492
Prepaids and other current assets	35,883	42,219

Total current assets	633,662	582,155

Long-term assets:
Goodwill (Note 4)	624,808	624,753
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	152,277	154,370
Property, plant and equipment, net	197,689	199,581
Deferred financing fees, net	17,355	18,411
Other long-term assets	4,692	4,332

Total long-term assets	1,716,821	1,721,447

Total assets	$2,350,483	$2,303,602

Current liabilities:
Accounts payable	$143,193	$95,904
Accrued payroll and related liabilities	20,903	22,277
Accrued interest (Note 5)	6,079	14,552
Current portion, long-term debt (Note 5)	1,513	1,724
Deferred revenue and other current liabilities	74,750	65,130

Total current liabilities	246,438	199,587

Long-term liabilities:
Long-term debt (Note 5)	1,057,796	1,058,085
Deferred tax liabilities, net	289,054	288,894
Other long-term liabilities	40,033	39,520

Total long-term liabilities	1,386,883	1,386,499

Total liabilities	1,633,321	1,586,086

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	595,774	594,932
Retained earnings	127,358	129,783
Accumulated other comprehensive loss	(5,970)	(7,199)

Total stockholder’s equity	717,162	717,516

Total liabilities and stockholder’s equity	$2,350,483	$2,303,602

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three months ended
	March 31,	March 31,
	2010	2009
Revenue	$465,019	$439,897

Cost of sales, including costs of warehousing, distribution and occupancy	299,117	285,729

Gross profit	165,902	154,168

Compensation and related benefits	67,758	65,325
Advertising and promotion	15,454	14,739
Other selling, general and administrative	25,094	23,853
Foreign currency (gain) loss	(76)	97

Operating income	57,672	50,154

Interest expense, net (Note 5)	16,629	19,062

Income before income taxes	41,043	31,092

Income tax expense (Note 11)	15,084	11,647

Net income	$25,959	$19,445

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity and Comprehensive Income
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2009	100	$—	$594,932	$129,783	$(7,199)	$717,516

Comprehensive income :
Net income	—	—	—	25,959	—	25,959
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $159	—	—	—	—	279	279
Foreign currency translation adjustments	—	—	—	—	950	950

Comprehensive income						27,188

Non-cash stock-based compensation	—	—	842	—	—	842
Dividend payment	—	—	—	(28,384)	—	(28,384)

Balance at March 31, 2010 (unaudited)	100	$—	$595,774	$127,358	$(5,970)	$717,162

Balance at December 31, 2008	100	$—	$592,355	$73,764	$(14,057)	$652,062

Comprehensive income :
Net income	—	—	—	19,445	—	19,445
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $309	—	—	—	—	540	540
Foreign currency translation adjustments	—	—	—	—	(618)	(618)

Comprehensive income						19,367

Return of capital to GNC Corporation	—	—	(278)	—	—	(278)
Non-cash stock-based compensation	—	—	657	—	—	657

Balance at March 31, 2009 (unaudited)	100	$—	$592,734	$93,209	$(14,135)	$671,808

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,959	$19,445

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,564	8,862
Amortization of intangible assets	2,186	2,597
Amortization of deferred financing fees	1,056	1,002
Amortization of original issue discount	99	89
Increase in provision for inventory losses	1,946	3,808
Non-cash stock-based compensation	842	657
Decrease in provision for losses on accounts receivable	(122)	(1,284)
Changes in assets and liabilities:
Increase in receivables	(2,282)	(306)
Increase in inventory, net	(20,846)	(18,422)
(Increase) decrease in franchise note receivables, net	(246)	112
Increase in accrued income taxes	13,384	10,333
(Increase) decrease in other assets	(2,802)	2,525
Increase in accounts payable	47,144	16,507
Decrease in interest payable	(8,474)	(8,927)
Increase (decrease) in accrued liabilities	4,692	(2,656)

Net cash provided by operating activities	72,100	34,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,313)	(5,539)
Store acquisition costs	(226)	(300)

Net cash used in investing activities	(7,539)	(5,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of capital to Parent company	—	(278)
Dividend payment	(28,384)	—
Payments on long-term debt	(599)	(4,906)

Net cash used in financing activities	(28,983)	(5,184)

Effect of exchange rate on cash	(39)	9

Net increase in cash	35,539	23,328
Beginning balance, cash	75,089	42,307

Ending balance, cash	$110,628	$65,635

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
     The Company’s business is vertically integrated, as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico, and in addition the Company offers products domestically through www.gnc.com. Franchise stores are located in the United States and 49 countries. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
     Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Immediately following the Merger, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC. The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. (“Ares”) and Ontario Teachers’ Pension Plan Board (“OTPP”) (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The Merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. The Merger agreement requires payments to former shareholders and optionholders in lieu of income tax payments made for utilizing net operating losses created as a result of the Merger. No such payments were made during the three months ended March 31, 2010 or March 31, 2009.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by U.S. GAAP for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 (the “Form 10-K”). The Company’s reporting period is based on a calendar year.
     The accounting policies of the Company are consistent with the policies disclosed in the Company’s audited financial statements for the year ended December 31, 2009. There have been no significant changes to these policies since December 31, 2009.
     The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Company, all of its subsidiaries and a variable interest entity. All material intercompany transactions have been eliminated in consolidation.
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
     Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash, and the amounts due from these transactions totaled $2.2 million at March 31, 2010 and $2.1 million at December 31, 2009.
     Book overdrafts of $10.4 million and $0.7 million as of March 31, 2010 and December 31, 2009, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not obligated to honor the book overdraft balances as of March 31, 2010 and December 31, 2009, or any balance on any given date.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Financial Instruments and Derivatives. As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect of its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, are entered into from time to time to hedge the Company’s exposure to interest rate changes on a portion of the Company’s floating rate debt. These interest rate swap agreements convert a portion of its floating rate debt to fixed rate debt. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. The Company records the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet. The effective portions of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income, net of tax. The ineffective portions, if any, are recorded in interest expense in the current period. As of March 31, 2010, the Company has not recorded any hedge ineffectiveness in earnings related to its cash flow hedges.
     Derivatives designated as hedging instruments have been recorded in the consolidated balance sheet at fair value as follows:

		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
		(unaudited)
		(in thousands)
Interest Rate Products	Other long-term liabilities	$(14,240)	$(14,679)

     The Company has interest rate swap agreements outstanding that effectively converted an aggregate $550.0 million of debt from floating to fixed interest rates which includes a derivative contract that consists of an interest rate swap with a purchased interest rate floor that effectively converted $150.0 million of the Senior Toggle Notes from a floating to a fixed rate, effective September 2009. The floor is intended to replicate the optionality present in the original debt agreement, providing an equivalent offset in the interest payments. The Company did not enter into any new swap agreements during the first quarter of 2010. Each of its five outstanding agreements mature between April 2010 and September 2012.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending March 31, 2011, the Company estimates that an additional $13.2 million will be reclassified as an increase to interest expense.
     Components of gains and losses recorded in the consolidated balance sheet and consolidated income statements for the three months ended March 31, 2010 and 2009, are as follows:

	Amount of Gain or	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in Cash	(Loss) Recognized in	Reclassified from	Reclassified from
Flow Hedging	OCI on Derivative	Accumulated OCI into	Accumulated OCI into
Relationships	(Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
2010

Interest Rate Products	$(3,659)	Interest income / (expense)	$(4,097)

2009

Interest Rate Products	$(2,208)	Interest income / (expense)	$(3,057)

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
     As of March 31, 2010, the fair value of derivatives in a net liability position related to these agreements was $17.7 million, including accrued interest of $2.8 million but excluding adjustments for nonperformance risk.
Recently Issued Accounting Pronouncements
     As of March 31, 2010, there were no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 3. INVENTORIES, NET
     Inventories at each respective period consisted of the following:

	March 31, 2010
			Net Carrying
	Gross cost	Reserves (a)	Value
		(unaudited)
	(in thousands)
Finished product ready for sale	$334,170	$(7,104)	$327,066
Work-in-process, bulk product and raw materials	59,236	(1,328)	57,908
Packaging supplies	5,213	—	5,213

	$398,619	$(8,432)	$390,187

	December 31, 2009
			Net Carrying
	Gross cost	Reserves (a)	Value
	(in thousands)
Finished product ready for sale	$319,688	$(8,266)	$311,422
Work-in-process, bulk product and raw materials	54,803	(1,288)	53,515
Packaging supplies	5,555	—	5,555

	$380,046	$(9,554)	$370,492

(a)	Reserves primarily consist of amounts recorded for valuation and obsolescence.

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
     For the three months ended March 31, 2010, the Company acquired seven franchise stores. These acquisitions were accounted for utilizing the purchase method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $0.7 million, of which $0.2 million was paid in cash.
     The following table summarizes the Company’s goodwill activity from December 31, 2009 to March 31, 2010:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2009	$304,609	$117,303	$202,841	$624,753
Acquired franchise stores	55	—	—	55

Balance at March 31, 2010 (unaudited)	$304,664	$117,303	$202,841	$624,808

     The following table summarizes the Company’s intangible asset activity from December 31, 2009 to March 31, 2010:

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2009	$375	$500,000	$220,000	$153,076	$919	$874,370
Acquired franchise stores	—	—	—	—	93	93
Amortization expense	(375)	—	—	(1,713)	(98)	(2,186)

Balance at March 31, 2010 (unaudited)	$—	$500,000	$220,000	$151,363	$914	$872,277

     The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	March 31, 2010			December 31, 2009
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)	(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(3,500)	—	3,500	(3,354)	146
Gold card — franchise	3	5,500	(5,500)	—	5,500	(5,271)	229
Retail agreements	25-35	31,000	(3,353)	27,647	31,000	(3,090)	27,910
Franchise agreements	25	70,000	(8,517)	61,483	70,000	(7,817)	62,183
Manufacturing agreements	25	70,000	(8,517)	61,483	70,000	(7,817)	62,183
Other intangibles	5	1,150	(400)	750	1,150	(350)	800
Franchise rights	1-5	3,154	(2,240)	914	3,061	(2,142)	919

		$904,304	$(32,027)	$872,277	$904,211	$(29,841)	$874,370

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at March 31, 2010:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2010	5,484
2011	7,120
2012	7,006
2013	6,953
2014	6,696
Thereafter	119,018

Total	$152,277

NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
     Long-term debt at each respective period consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$644,382	$644,619
Senior Toggle Notes	298,058	297,959
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	6,825	7,184
Capital leases	44	47
Less: current maturities	(1,513)	(1,724)

Total	$1,057,796	$1,058,085

     The Company’s net interest expense for each respective period is as follows:

	Three months ended
	March 31,	March 31,
	2010	2009
	(unaudited)
	(in thousands)
2007 Senior Credit Facility
Term Loan	$7,555	$9,205
Revolver	111	136
Senior Toggle Notes	4,856	5,531
10.75% Senior Subordinated Notes	2,956	2,956
Deferred financing fees	1,056	1,002
Mortgage	115	147
OID amortization	99	89
Interest income-other	(119)	(4)

Interest expense, net	$16,629	$19,062

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Accrued interest at each respective period consisted of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$4,681	$5,350
Senior Toggle Notes	872	5,720
10.75% Senior Subordinated Notes	526	3,482

Total	$6,079	$14,552

     Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates. At March 31, 2010 and December 31, 2009 the interest rate for the 2007 Senior Credit Facility was 2.5%. At March 31, 2010 and December 31, 2009 the interest rate for the Senior Toggle Notes was 5.8%.
NOTE 6. FINANCIAL INSTRUMENTS
     At March 31, 2010 and December 31, 2009, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Based on current interest rates and their underlying risk, the carrying value of the franchise notes receivable approximates their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
	(in thousands)
Cash and cash equivalents	$110,628	$110,628	$75,089	$75,089
Receivables	96,964	96,964	94,355	94,355
Franchise notes receivable	3,540	3,540	3,364	3,364
Accounts payable	143,193	143,193	95,904	95,904
Long term debt (including current portion)	1,059,309	982,034	1,059,809	977,718

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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     On June 4, 2008, the U.S. District Court, Southern District of New York (on its own motion) set a hearing for the purpose of hearing argument as to why the New Jersey, New York, Pennsylvania, and Florida cases should not be dismissed for failure to prosecute in conformity to the Court’s Case Management Order. Following the hearing, the Court advised that all four cases would be dismissed with prejudice and issued an order to that effect. In August 2008, plaintiffs appealed the dismissal of the four cases to U.S. Court of Appeals for the Second Circuit, and oral argument was heard on October 14, 2009. On December 14, 2009, the Second Circuit reversed the dismissal and remanded the case to the U.S. District Court, Southern District of New York. On March 8, 2010, the District Court granted plaintiffs’ previously filed motion to remand these cases to their respective state courts. To date, no further proceedings have been scheduled in any of the state courts.
     In the Guzman case in California, plaintiffs’ Motion for Class Certification was denied on September 8, 2008. Plaintiffs appealed on October 31, 2008. Oral arguments took place on January 15, 2010 and the court reversed the order denying class certification. On March 1, 2010, the Company filed a petition for review with the California Supreme Court which was denied. The case will be tried as a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles.
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
     California Wage and Break Claim. On November 4, 2008, 98 plaintiffs filed individual claims against the Company in the Superior Court of the State of California for the County of Orange, which was removed to the U.S. District Court, Central District of California on February 17, 2009. Each of the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. Discovery in this case is ongoing and the Company is vigorously defending these matters. The court has developed a mediation procedure for handling the pending claims and has ordered the parties to mediate with small groups of plaintiffs and stayed the case as to the plaintiffs not participating in the mediations. The first of the mediation sessions occurred February 10, 2010 and March 4, 2010 and did not result in any settlements. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
     Romero Claim. On April 27, 2009, plaintiff J.C. Romero, a professional baseball player, filed a complaint against the Company, among others, in Superior Court of New Jersey (Law Division/ Camden County). Plaintiff alleges that he purchased from a GNC store and consumed 6-OXO Extreme, which is manufactured by a third party, and in August 2008, was alleged to have tested positive for a banned substance. Plaintiff served a 50 game suspension imposed by Major League Baseball. The seven count complaint asserts, among other things, claims for negligence, strict liability, misrepresentation, breach of implied warranty and violations of the New Jersey Consumer Fraud Act, and seeks unspecified monetary damages. GNC tendered the claim to the insurance company of the franchisee whose GNC store sold and allegedly misrepresented the product. On or about October 9, 2009, GNC answered plaintiff’s first amended complaint and cross-claimed against co-defendants Proviant Technologies and Ergopharm. Discovery in this case is ongoing and the Company is vigorously defending the matter. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. Following the recall, GNC was named, among other defendants, in 32 lawsuits in several states (note that prior to May 1, 2009, GNC was a co-defendant in one Hydroxycut case (see “Ciavarra Claim” entry above). Iovate previously accepted GNC’s tender request for defense and indemnification under its purchasing agreement with GNC and, as such, Iovate has accepted GNC’s request for defense and indemnification in the new Hydroxycut matters. GNC’s ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent GNC is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate. GNC’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.
     GNC has been named in several lawsuits related to Hydroxycut. The following personal injury matters (in addition to the Ciavarra Claim discussed above) were filed by individuals claiming injuries from use and consumption of Hydroxycut-branded products:
•	Christopher and Dana Hamilton v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Ohio, 09CV1944 (filed August 18, 2009);

•	Hector Manuel Abarca and Diana Curiel v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of California, 09CV3861 (filed August 21, 2009);

•	Jessica Rogoff v. General Nutrition Centers, Inc., et al., Superior Court of the State of California, County of Los Angeles, BC422842 (filed September 29, 2009);

•	Lucretia Ballou v. Muscletech Research and Development, Inc., et al., U.S. District Court, Western District of Louisiana, 09CV1996 (filed December 3, 2009);

•	Clinton Davis v. GNC Corporation, et al., U.S. District Court, Eastern District of Pennsylvania, 09CV5055 (filed November 11, 2009);

•	Michael Fyalka v. Iovate Health Sciences, et al., U.S. District Court, Southern District of Illinois, 09CV944 (filed November 10, 2009);

•	Monica Fay Stepter v. Iovate Health Sciences, USA, Inc., et al., 17th Judicial District Court, Parish of LaFourche, Louisiana (filed November 25, 2009);

•	Andrew Nolley v. Muscletech Research and Development, et al., U.S. District Court, Northern District of Mississippi, 09CV140 (filed December 18, 2009);

•	Kerry Donald v. Iovate Health Sciences Group, et al., Supreme Court of the State of New York, Kings County (filed January 22, 2010);

•	Casey Slyter v. GNC Corporation, et al., U.S. District Court, District of Kansas, 10CV2065 (filed January 29, 2010);

•	Debra Rutherford, et al. v. Muscletech Research and Development, Inc., U.S. District Court, Northern District of Alabama, 10CV370 (filed February 19, 2010);

•	Edward J. Torres v. General Nutrition Centers, Inc., et al., Superior Court of Arizona, Maricopa County, CV2010-005999 (filed March 11, 2010);

•	Amber Lutz, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00357532 (filed March 26, 2010);

•	Shannon Justers, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00357521 (filed March 26, 2010);

•	William Crowell, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of Orange, 30-2010 00357528 (filed March 26, 2010);

•	Scott Rosenthal, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of San Francisco, CGC 10-498138 (filed March 26, 2010);

•	Richard Limpert, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of San Francisco, CGC 10-498137 (filed March 26, 2010);

•	Savoen Roeun, et al. v. General Nutrition Centers, Inc., et al., Superior Court of California, County of San Francisco, CGC 10-497919 (filed March 19, 2010);

•	Torris Lucas, et al. v. GNC Corporation, et al., U.S. District Court, Northern District of Alabama, 10CV780 (filed March 31, 2010);

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	Phillip Sims v. GNC Corporation, et al., U.S. District Court, District of New Jersey, 10CV1728 (filed April 5, 2010);

•	Donna Natali v. GNC Corporation, et al., Superior Court of New Jersey, Atlantic County, ATL-L-001499-10 (filed April 5, 2010);

•	Matthew Carhart v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402210 (filed April 15, 2010);

•	Michael Brown v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402217 (filed April 15, 2010); and

•	Alan D’Alessio, Jr. v. GNC Corporation, et al., Court of Common Pleas Philadelphia County, 10-0402214 (filed April 15, 2010).
     The following putative class actions generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty related to Hydroxycut-branded products:
•	Andrew Dremak, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California, 09CV1088 (filed May 19, 2009);

•	Enjoli Pennier, et al. v. Iovate Health Sciences, et al., U.S. District Court, Eastern District of Louisiana, 09CV3533 (filed May 13, 2009);

•	Alejandro M. Jimenez, et al. v. Iovate Health Sciences, Inc., et al., U.S. District Court, Eastern District of California, 09CV1473 (filed May 28, 2009);

•	Amy Baker, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama, 09CV872 (filed May 4, 2009);

•	Kyle Davis and Sara Carreon, et al. v. Iovate Health Sciences USA, Inc., et al., U.S. District Court, Northern District of Alabama, 09CV896 (filed May 7, 2009); and

•	Lenny Charles Gunn, et al. v. Iovate Health Sciences Group, Inc., et al., U.S. District Court, Southern District of California, 09CV2337 (filed October 24, 2009).
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
     Bedell Claim. On May 1, 2009, plaintiff Eugene Bedell, Jr. filed a personal injury complaint against, among others, the Company and GNC Corporation, in Circuit Court of Loudoun County, Virginia. Plaintiff alleges that his use and consumption of a non-GNC product called “Nitro T3” caused him to have a stroke. Plaintiff makes certain allegations regarding the risks of using and consuming Nitro T3 and GNC’s alleged failure to warn consumers of those risks. Plaintiff seeks unspecified monetary damages. Under its purchasing agreement with the vendor, WellNx, GNC tendered the matter to WellNx for defense and indemnification. WellNx has accepted GNC’s request for defense and indemnification. Any liabilities that may arise from this matter are not probable or reasonably estimable at this time.
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
     California False Labeling and Consumer Fraud Claims. Beginning in May 2009, a series of false labeling and consumer fraud cases (listed below) were filed in California in connection with label claims of non-GNC products sold in the Company’s stores. The following cases are active:
•	Richard Johnson, et al. v. Vianda, LLC, et al., Superior Court of California, County of Los Angeles, BC 423825 (filed October 20, 2009);

•	Michael Flores, et al. v. EP2. Inc., et al., U.S. District Court, Central District of California, 09CV7872 (filed October 28, 2009); and

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
•	Shalena Dysthe, et al. v. Basic Research, et al., U.S. District Court, Central District of California, 09CV8013 (filed November 2, 2009).
GNC tendered each of the above matters to the applicable vendor for defense and indemnification. Each such vendor accepted GNC’s request for defense and indemnification. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
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
     In addition to the foregoing, the Company is subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of the Company’s non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operation expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of its properties or properties at which its waste has been disposed. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations in all material respects, and that any liabilities for noncompliance will not have a material adverse effect on its business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8. STOCK-BASED COMPENSATION PLANS
Stock Options
     In 2007, the Board of Directors of Parent (the “Board”) and Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee of the Board (the “Compensation Committee”). The total number of shares of Parent’s Class A common stock reserved and available for the Plan is 10.4 million shares. Stock options under the Plan generally are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from date of grant. The Compensation Committee has used a valuation methodology in which the fair market value of the common stock is based on the Company’s business enterprise value and, in situations deemed appropriate by the Compensation Committee, may be discounted to reflect the lack of marketability associated with the common stock. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the Plan.
     The Company utilizes the Black-Scholes model to calculate the fair value of options under the standard on stock compensation. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. At March 31, 2010, the net unrecognized compensation cost was $8.8 million and is expected to be recognized over a weighted average period of approximately 2.5 years.
     The following table outlines the Parent’s stock option activity:

		Weighted
		Average
	Total Options	Exercise Price
Outstanding at December 31, 2009	9,263,640	$7.27
Granted	255,000	12.29
Exercised	—	—
Forfeited	(130,016)	6.25
Expired	(28,502)	6.25

Outstanding at March 31, 2010	9,360,122	$7.43

Exercisable at March 31, 2010	4,762,099	$6.70

The standard on stock compensation requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $0.8 million and $0.7 million, respectively.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     As of March 31, 2010, the weighted average remaining contractual life of outstanding options was 7.3 years. At March 31, 2010, the weighted average remaining contractual life of exercisable options was 6.9 years. The weighted average fair value of options granted during 2010 was $3.43.
     The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options through December 31, 2009, 2008 and 2007, the option term has been estimated by considering both the vesting period, which is typically five years, and the contractual term of ten years. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized its current peer group average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the three months ended March 31, 2010 were as follows:

March 31,
2010
(unaudited)
Dividend yield	0.00%
Expected option life	7.5 years
Volatility factor percentage of market price	31.5%
Discount rate	3.06 - 3.28%
     As the Black-Scholes model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 9. SEGMENTS
     The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s reportable segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada and its www.gnc.com business. The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and the Wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate Costs, and Other Unallocated Costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies.”

	Three months ended
	March 31,	March 31,
	2010	2009
	(unaudited)
	(in thousands)
Revenue:
Retail	$350,834	$333,712
Franchise	72,602	64,483
Manufacturing/Wholesale:
Intersegment (1)	47,345	47,751
Third Party	41,583	41,702

Sub total Manufacturing/Wholesale	88,928	89,453
Sub total segment revenues	512,364	487,648
Intersegment elimination (1)	(47,345)	(47,751)

Total revenue	$465,019	$439,897

Operating income:
Retail	$50,196	$44,443
Franchise	22,401	19,207
Manufacturing/Wholesale	16,872	17,881
Unallocated corporate and other costs:
Warehousing and distribution costs	(13,892)	(13,317)
Corporate costs	(17,905)	(18,060)

Sub total unallocated corporate and other costs	(31,797)	(31,377)

Total operating income	$57,672	$50,154

(1)	Intersegment revenues are eliminated from consolidated revenue.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. SUPPLEMENTAL GUARANTOR INFORMATION
     As of March 31, 2010 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by the Company’s direct parent, GNC Corporation, and the Company’s existing and future direct and indirect material domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the Company’s direct and indirect foreign subsidiaries. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting.
     Presented below are condensed consolidating financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of March 31, 2010, and December 31, 2009, and the three months ended March 31, 2010 and 2009. Intercompany balances and transactions have been eliminated.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
March 31, 2010	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Current assets
Cash and cash equivalents	$104,446	$2,904	$3,278	$—	$110,628
Receivables, net	483	95,927	554	—	96,964
Intercompany receivables	84,010	—	—	(84,010)	—
Inventories, net	—	360,503	29,684	—	390,187
Prepaids and other current assets	10,078	21,593	4,212	—	35,883

Total current assets	199,017	480,927	37,728	(84,010)	633,662

Goodwill	—	624,340	468	—	624,808
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	6,733	162,383	28,573	—	197,689
Investment in subsidiaries	1,578,724	(7,750)	—	(1,570,974)	—
Other assets	28,021	155,084	—	(8,781)	174,324

Total assets	$1,812,495	$2,134,984	$66,769	$(1,663,765)	$2,350,483

Current liabilities
Current liabilities	$22,235	$212,970	$11,233	$—	$246,438
Intercompany payables	—	65,441	18,569	(84,010)	—

Total current liabilities	22,235	278,411	29,802	(84,010)	246,438
Long-term debt	1,052,439	30	14,108	(8,781)	1,057,796
Deferred tax liabilities	(4,594)	294,087	(439)	—	289,054
Other long-term liabilities	25,253	12,968	1,812	—	40,033

Total liabilities	1,095,333	585,496	45,283	(92,791)	1,633,321
Total stockholder’s equity (deficit)	717,162	1,549,488	21,486	(1,570,974)	717,162

Total liabilities and stockholder’s equity (deficit)	$1,812,495	$2,134,984	$66,769	$(1,663,765)	$2,350,483

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Current assets
Cash and cash equivalents	$77,797	$(4,801)	$2,093	$—	$75,089
Receivables, net	895	92,273	1,187	—	94,355
Intercompany receivables	139,168	—	—	(139,168)	—
Inventories, net	—	339,975	30,517	—	370,492
Prepaids and other current assets	19,308	14,409	8,502	—	42,219

Total current assets	237,168	441,856	42,299	(139,168)	582,155

Goodwill	—	624,285	468	—	624,753
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	7,409	163,882	28,290	—	199,581
Investment in subsidiaries	1,550,708	(7,687)	—	(1,543,021)	—
Other assets	28,876	157,018	—	(8,781)	177,113

Total assets	$1,824,161	$2,099,354	$71,057	$(1,690,970)	$2,303,602

Current liabilities
Current liabilities	$34,129	$154,435	$11,023	$—	$199,587
Intercompany payables	—	113,359	25,809	(139,168)	—

Total current liabilities	34,129	267,794	36,832	(139,168)	199,587
Long-term debt	1,052,341	32	14,493	(8,781)	1,058,085
Deferred tax liabilities	(4,754)	294,087	(439)	—	288,894
Other long-term liabilities	24,929	14,129	462	—	39,520

Total liabilities	1,106,645	576,042	51,348	(147,949)	1,586,086
Total stockholder’s equity (deficit)	717,516	1,523,312	19,709	(1,543,021)	717,516

Total liabilities and stockholder’s equity (deficit)	$1,824,161	$2,099,354	$71,057	$(1,690,970)	$2,303,602

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended March 31, 2010	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$439,780	$28,431	$(3,192)	$465,019

Cost of sales, including costs of warehousing, distribution and occupancy	—	281,901	20,408	(3,192)	299,117

Gross profit	—	157,879	8,023	—	165,902

Compensation and related benefits	10,169	53,330	4,259	—	67,758
Advertising and promotion	—	15,167	287	—	15,454
Other selling, general and administrative	8,103	16,735	256	—	25,094
Subsidiary (income) expense	(27,066)	63	—	27,003	—
Other (income) expense	(17,343)	15,483	1,784	—	(76)

Operating income (loss)	26,137	57,101	1,437	(27,003)	57,672

Interest expense, net	849	15,507	273	—	16,629

Income (loss) before income taxes	25,288	41,594	1,164	(27,003)	41,043

Income tax (benefit) expense	(671)	15,418	337	—	15,084

Net income (loss)	$25,959	$26,176	$827	$(27,003)	$25,959

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended March 31, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$418,582	$24,412	$(3,097)	$439,897

Cost of sales, including costs of warehousing, distribution and occupancy	—	272,177	16,649	(3,097)	285,729

Gross profit	—	146,405	7,763	—	154,168

Compensation and related benefits	10,084	51,535	3,706	—	65,325
Advertising and promotion	—	14,473	266	—	14,739
Other selling, general and administrative	8,224	15,411	218	—	23,853
Subsidiary (income) expense	(20,438)	(1,445)	—	21,883	—
Other (income) expense	(17,592)	16,707	982	—	97

Operating income (loss)	19,722	49,724	2,591	(21,883)	50,154

Interest expense, net	875	17,895	292	—	19,062

Income (loss) before income taxes	18,847	31,829	2,299	(21,883)	31,092

Income tax (benefit) expense	(598)	11,391	854	—	11,647

Net income (loss)	$19,445	$20,438	$1,445	$(21,883)	$19,445

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended March 31, 2010	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$69,850	$2,250	$72,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(556)	(6,090)	(667)	(7,313)
Investment/distribution	55,826	(55,826)	—	—
Other investing	—	(226)	—	(226)

Net cash provided by (used in) investing activities	55,270	(62,142)	(667)	(7,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payment	(28,384)	—	—	(28,384)
Other financing	(237)	(3)	(359)	(599)

Net cash used in financing activities	(28,621)	(3)	(359)	(28,983)

Effect of exchange rate on cash	—	—	(39)	(39)

Net increase in cash	26,649	7,705	1,185	35,539

Beginning balance, cash	77,797	(4,801)	2,093	75,089

Ending balance, cash	$104,446	$2,904	$3,278	$110,628

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended March 31, 2009	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$29,259	$5,083	$34,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(754)	(4,071)	(714)	(5,539)
Investment/distribution	57,258	(57,258)	—	—
Other investing	—	(300)	—	(300)

Net cash provided by (used in) investing activities	56,504	(61,629)	(714)	(5,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	(278)	—	—	(278)
Other financing	(4,569)	(3)	(334)	(4,906)

Net cash used in financing activities	(4,847)	(3)	(334)	(5,184)

Effect of exchange rate on cash	—	—	9	9

Net increase (decrease) in cash	51,657	(32,373)	4,044	23,328

Beginning balance, cash	—	40,077	2,230	42,307

Ending balance, cash	$51,657	$7,704	$6,274	$65,635

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 11. INCOME TAXES
          The Company recognized $15.1 million of income tax expense (or 36.8% of pre-tax income) during the three months ended March 31, 2010 compared to $11.6 million (or 37.5% of pre-tax income) for the same period of 2009.
          The Company files a consolidated federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state and local jurisdictions in which it and its subsidiaries operate. The Company has been audited by the Internal Revenue Service (the “IRS”) through its March 15, 2007 tax year. The Company has various state and local jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of March 31, 2010, the Company believes that it has appropriately reserved for any potential federal, state and local income tax exposures.
          The Company recorded additional unrecognized tax benefits of approximately $0.3 million during the three months ended March 31, 2010, exclusive of amounts settled. The additional unrecognized tax benefits recorded during the three months ended March 31, 2010 are principally related to the continuation of previously taken tax positions. As of March 31, 2010 and December 31, 2009, the Company had $7.1 million and $6.8 million, respectively, of unrecognized tax benefits. As of March 31, 2010, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $6.2 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010 and December 31, 2009, the Company had accrued approximately $2.4 million and $2.2 million, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.
NOTE 12. FAIR VALUE MEASUREMENT
          The Company adopted the standard on fair value measurements and disclosures under the new Codification as of January 1, 2008. This standard defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
		(in thousands)
Other long-term liabilities	$2,448	$14,240	$—
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 13. RELATED PARTY TRANSACTIONS
          Management Services Agreement. Upon consummation of the Merger, the Company entered into a management services agreement with Parent. Under the agreement, Parent provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company provides customary indemnifications to Parent and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Parent for services rendered in connection with the Merger. For each of the three months ended March 31, 2010 and 2009, $0.4 million was paid pursuant to this agreement.
          Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, under which various fund portfolios related to one of the Company’s sponsors, Ares, are lenders. As of March 31, 2010, certain affiliates of Ares held approximately $62.1 million of term loans under the Company’s 2007 Senior Credit Facility.
          Lease Agreements. General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 21 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada (the “Lease Agreements”). Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of Parent. For the three months ended March 31, 2010 and 2009, the Company paid $0.7 million and $0.6 million, respectively, under the Lease Agreements. Each lease was negotiated in the ordinary course of business on an arm’s length basis.
          Product Purchases. The Company purchases certain fish oil and probiotics products manufactured by Lifelong Nutrition, Inc. (“Lifelong”) for resale under the Company’s proprietary brand name WELLbeING. Carmen Fortino, who serves as one of the directors of the Company and its Parent, is the Managing Director, a member of the Board of Directors and a stockholder of Lifelong. For the three months ended March 31, 2010 and 2009, the Company made $0.6 million and $1.6 million, respectively, in product purchases from Lifelong.

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
          We caution that these forward-looking statements, and those described elsewhere in this report, involve material risks and uncertainties and are subject to change based on factors beyond our control as discussed within Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Consequently, forward-looking statements should be regarded solely as our current plans, estimates, and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance, or achievements. We do not undertake and specifically decline any obligation to update, republish, or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.
Business Overview
          We are a leading global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and online through www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 7,000 locations operating under the GNC brand name.
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
Executive Overview
          The first quarter of 2010 resulted in revenue growth of 5.7% and net income growth of 33.5% compared to the same period in 2009. This growth occurred primarily in the retail segment, as domestic retail comparable store sales increased 3.1% in the first quarter of 2010 as compared to the same period in 2009. Included in this increase is a 29.4% increase in our www.gnc.com business. The increase in retail sales revenue was driven primarily by increases in our sports nutrition category, in both our proprietary and third-party products, fueled by new product introductions. This sales increase, along with increased margins, resulted in a retail segment operating income increase of 12.9%.
          In the first quarter of 2010, our franchise segment continued to demonstrate the trends observable in 2009, with the domestic franchise business experiencing increasing product sales on a lower store base. The international franchise business continued to grow, and reflected higher wholesale product sales as a result of improved period to period comparisons in the existing store base and new growth. We added 31 international stores in the first quarter of 2010. The combined franchise segment revenue grew 12.6%, and operating income grew 16.6% in the first quarter of 2010 over the same period in 2009.
          In the first quarter of 2010, our manufacturing segment showed a reduction in our contract manufacturing business compared with the first quarter of 2009, partially offset by higher product sales to the Rite Aid and drugstore.com businesses.
          In the first quarter of 2010, we announced an alliance with The Gatorade Company, a division of PepsiCo, to launch G Series Pro – a new sports drink variant of Gatorade’s recently launched G Series. Through this alliance, G Series Pro will be distributed initially through an exclusive co-marketing and co-distribution collaboration with us and our network of more than 3,500 company-owned and franchised GNC stores across the country.
          We believe that the strength of our company and its leadership position in the health and wellness sector provide significant future opportunities to capitalize on favorable demographics and consumer trends. In our experience, and as our results in recent months show, our customers have continued to focus on their personal health and well-being during economic downturns; nonetheless, a continued downturn or an uncertain outlook in the economy may materially and adversely affect our business and financial results.
          While our recent results do not reflect a negative impact due to the general downturn of the economy, the downturn could affect our business and operating results in the future. Our results depend on a number of factors impacting consumer spending, including, but not limited to, general economic and business conditions, consumer confidence, consumer debt levels, availability of consumer credit, and the level of customer traffic within malls and other shopping environments. Consumer purchases of products, including ours and those of our partners, may decline during recessionary periods.

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
          In May 2009, the FDA warned consumers to stop using certain Hydroxycut products, produced by Iovate Health Sciences, Inc., which were sold in our stores. Iovate issued a voluntary recall, with which we immediately fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008 and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter, we experienced a reduction in sales and margin due to the recall as a result of accepting returns of products from customers and a loss of sales as a Hydroxycut replacement product was not available. Through December 31, 2009, we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. A significant majority of the retail refunds occurred in our second quarter of 2009; the wholesale refunds were recognized in the early part of the third quarter of 2009. All returns of product by our customers were recognized as a reduction in sales in the period when the return occurred. At the end of June 2009, Iovate launched new reformulated Hydroxycut products that we began to sell in our stores. Although post-recall sales of the new reformulated Hydroxycut have trailed pre-recall levels, strong sales in our core sports, vitamins and herbs products, along with other new third party diet products, helped to mitigate the decrease in sales from the Hydroxycut product line.
          In light of these matters, we continue to focus on our core strategies. In the near term, we expect to concentrate on our primary strategies, in particular focusing on:
•	driving top-line performance in each of our business segments by attracting new customers through product innovation and the introduction of new, scientifically backed products, improved product assortment, effective marketing campaigns designed to increase traffic at our and our franchisees’ stores and awareness of the GNC brand, and price competitiveness;

•	investing in key infrastructure areas for future growth, including e-commerce and international development; and

•	generating efficiencies and cost savings in the everyday operations of the business that will allow us to leverage profit margins on modest revenue growth.
          We will continue to seek improvements in each of the business segments and position ourselves for long term growth.
Related Parties
          For the three months ended March 31, 2010 and 2009, we had related party transactions with Ares and OTPP and their affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions and Director Independence” and the “Related Party Transactions” note in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations
          The following information presented for the three months ended March 31, 2010 and 2009 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
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
Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

		Three Months Ended
	March 31,		March 31,
	2010		2009
		(unaudited)
Revenues:
Retail	$350.8	75.5%	$333.7	75.8%
Franchise	72.6	15.6%	64.5	14.7%
Manufacturing / Wholesale	41.6	8.9%	41.7	9.5%

Total net revenues	465.0	100.0%	439.9	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	299.1	64.3%	285.7	64.9%
Compensation and related benefits	67.8	14.6%	65.3	14.9%
Advertising and promotion	15.4	3.3%	14.7	3.4%
Other selling, general and administrative expenses	22.9	4.9%	21.3	4.8%
Amortization expense	2.2	0.5%	2.6	0.6%
Foreign currency (gain) loss	(0.1)	0.0%	0.1	0.0%

Total operating expenses	407.3	87.6%	389.7	88.6%

Operating income:
Retail	50.2	10.8%	44.4	10.1%
Franchise	22.4	4.8%	19.2	4.4%
Manufacturing / Wholesale	16.9	3.6%	17.9	4.0%
Unallocated corporate and other costs:
Warehousing and distribution costs	(13.9)	-3.0%	(13.3)	-3.0%
Corporate costs	(17.9)	-3.8%	(18.0)	-4.1%

Subtotal unallocated corporate and
other costs, net	(31.8)	-6.8%	(31.3)	-7.1%

Total operating income	57.7	12.4%	50.2	11.4%
Interest expense, net	16.6		19.1

Income before income taxes	41.1		31.1
Income tax expense	15.1		11.7

Net income	$26.0		$19.4

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended March 31, 2010 and 2009
     Revenues
          Our consolidated net revenues increased $25.1 million, or 5.7%, to $465.0 million for the three months ended March 31, 2010 compared to $439.9 million for the same period in 2009. The increase was the result of increased sales in both of our Retail and Franchising segments.
          Retail. Revenues in our Retail segment increased $17.1 million, or 5.1%, to $350.8 million for the three months ended March 31, 2010 compared to $333.7 million for the same period in 2009. The increase from 2009 to 2010 included an increase of $3.4 million for sales through www.gnc.com. Sales increases occurred primarily in the sports nutrition product category. Our domestic company-owned same store sales improved for the quarter by 3.1%. In the first quarter of 2010, our Canadian company-owned stores had a same store sales decline of 3.9%, in local currency. This decline was more than offset by the weakening of the U.S. dollar from 2009 to 2010. Our company-owned store base increased by 52 domestic stores to 2,674 compared to 2,622 at March 31, 2009, primarily due to new store openings and franchise store acquisitions, and by nine Canadian stores to 170 at March 31, 2010 compared to 161 at March 31, 2009.
          Franchise. Revenues in our Franchise segment increased $8.1 million, or 12.6%, to $72.6 million for the three months ended March 31, 2010 compared to $64.5 million for the same period in 2009. Domestic franchise revenue increased by $1.9 million, primarily due to increased product sales as compared to the same period in 2009. Domestic royalty income was flat for the quarter despite operating 43 fewer stores in the first quarter of 2010 compared to the same period in 2009. There were 901 stores at March 31, 2010 compared to 944 stores at March 31, 2009. International franchise revenue increased by $6.2 million, primarily the result of increases in product sales. International royalty income increased $0.9 million as retail sales increases in our franchisees’ respective local currencies were impacted by the weakening of the U.S. dollar from 2009 to 2010. Our international franchise store base increased by 138 stores to 1,338 at March 31, 2010 compared to 1,200 at March 31, 2009.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, decreased $0.1 million, or 0.3%, to $41.6 million for the three months ended March 31, 2010 compared to $41.7 million for the same period in 2009. Sales from the South Carolina plant decreased by $4.3 million, and revenues associated with Rite Aid increased by $3.8 million. This increase was due to increases in product sales to Rite Aid of $3.1 million and increased license fee revenue of $0.7 million as a result of Rite Aid opening 36 more franchise store-within-a-stores in the first quarter of 2010 as compared to the first quarter of 2009.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $13.4 million, or 4.7%, to $299.1 million for the three months ended March 31, 2010 compared to $285.7 million for the same period in 2009. Consolidated cost of sales, as a percentage of net revenue, was 64.3% and 64.9% for the three months ended March 31, 2010 and 2009, respectively.
          Product costs. Product costs increased $9.5 million, or 4.4%, to $226.4 million for the three months ended March 31, 2010 compared to $216.9 million for the same period in 2009 as a result of increased sales volumes and rising product costs. Consolidated product costs, as a percentage of net revenue, were 48.7% and 49.3% for the three months ended March 31, 2010 and 2009, respectively.
          Warehousing and distribution costs. Warehousing and distribution costs increased $1.0 million, or 6.6%, to $15.2 million for the three months ended March 31, 2010 compared to $14.2 million for the same period in 2009. The increase was primarily due to increases in wages and fuel costs in 2010 as compared to 2009. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.3% and 3.2% for the three months ended March 31, 2010 and 2009, respectively.

          Occupancy costs. Occupancy costs increased $2.9 million, or 5.3%, to $57.5 million for the three months ended March 31, 2010 compared to $54.6 million for the same period in 2009. This increase was the result of increases in lease-related costs of $2.1 million, partially the result of operating 61 more stores in the first quarter 2010 compared to 2009, and other occupancy related expenses of $0.8 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.3% and 12.4% for the three months ended March 31, 2010 and 2009, respectively.
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $4.4 million, or 4.2%, to $108.3 million, for the three months ended March 31, 2010 compared to $103.9 million for the same period in 2009. These expenses, as a percentage of net revenue, were 23.3% for the three months ended March 31, 2010 compared to 23.7% for the three months ended March 31, 2009.
          Compensation and related benefits. Compensation and related benefits increased $2.5 million, or 3.7%, to $67.8 million for the three months ended March 31, 2010 compared to $65.3 million for the same period in 2009. Increases in base wages of $2.7 million to support our increased store base and sales volume were offset by declines in other compensation expenses of $0.2 million.
          Advertising and promotion. Advertising and promotion expenses increased $0.7 million, or 4.8%, to $15.4 million for the three months ended March 31, 2010 compared to $14.7 million during the same period in 2009. Advertising expense increased primarily as a result of increases in visual merchandising costs of $0.7 million and online marketing of $0.3 million offset by a decrease in print advertising expenses of $0.5 million. Other advertising costs accounted for the remaining $0.2 million increase.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $1.2 million, or 5.2%, to $25.1 million for the three months ended March 31, 2010 compared to $23.9 million for the same period in 2009. This increase was due to an increase in bad debt expenses of $1.0 million and third-party sales commissions of $0.7 million offset by a decrease in amortization expense of $0.4 million and decreases in other selling expenses of $0.1 million.
     Foreign Currency (Gain) Loss
          Foreign currency (gain) loss for the three months ended March 31, 2010 and 2009 resulted primarily from accounts payable activity with our Canadian subsidiary. We recognized a gain of $0.1 million for the three months ended March 31, 2010 and a loss of $0.1 million for the three months ended March 31, 2009.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $7.5 million, or 15.0%, to $57.7 million for the three months ended March 31, 2010 compared to $50.2 million for the same period in 2009. Operating income, as a percentage of net revenue, was 12.4% and 11.4% for the three months ended March 31, 2010 and 2009, respectively.
          Retail. Operating income increased $5.8 million, or 12.9%, to $50.2 million for the three months ended March 31, 2010 compared to $44.4 million for the same period in 2009. The increase was due to higher dollar margins on increased sales offset by increases in occupancy and advertising expenses.
          Franchise. Operating income increased $3.2 million, or 16.6%, to $22.4 million for the three months ended March 31, 2010 compared to $19.2 million for the same period in 2009. The increase was due to increased wholesale product sales and international franchise royalty income.
          Manufacturing/Wholesale. Operating income decreased $1.0 million, or 5.6%, to $16.9 million for the three months ended March 31, 2010 compared to $17.9 million for the same period in 2009 as declines in third-party sales from our South Carolina manufacturing operations were offset by increased wholesale sales and license fee revenue to Rite Aid.

          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.6 million, or 4.3%, to $13.9 million for the three months ended March 31, 2010 compared to $13.3 million for the three months ended March 31, 2009. The increase was due to increases in fuel costs and distribution wages.
          Corporate Costs. Corporate overhead costs decreased $0.1 million, or 0.9%, to $17.9 million for the three months ended March 31, 2010 compared to $18.0 million for the same period in 2009.
     Interest Expense
          Interest expense decreased $2.5 million, or 12.8%, to $16.6 million for the three months ended March 31, 2010 compared to $19.1 million for the same period in 2009. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2010 as compared to 2009 along with a reduction in outstanding debt of approximately $25.0 million.
     Income Tax Expense
          We recognized $15.1 million of income tax expense (or 36.8% of pre-tax income) during the three months ended March 31, 2010 compared to $11.7 million (or 37.5% of pre-tax income) for the same period of 2009.
     Net Income
          As a result of the foregoing, consolidated net income increased $6.5 million, or 33.5%, to $26.0 million for the three months ended March 31, 2010 compared to $19.4 million for the same period in 2009.
Liquidity and Capital Resources
          At March 31, 2010, we had $110.6 million in cash and cash equivalents and $387.2 million in working capital, compared with $75.1 million in cash and cash equivalents and $382.6 million in working capital at December 31, 2009. The $4.6 million increase in our working capital was driven by increases in our inventory and cash and a decrease in our accrued interest and accrued payroll. This was offset by an increase in our accounts payable and a reduction in our prepaid income taxes.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At March 31, 2010, we had $44.7 million available under the Revolving Credit Facility, after giving effect to $9.0 million utilized to secure letters of credit and a $6.3 million commitment from subsidiaries of Lehman Brothers Holdings Inc. (collectively, “Lehman”) that we do not expect Lehman will fund.
          We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. In March 2010, our board of directors declared and paid a $28.4 million dividend to our direct parent company, GNC Corporation. GNC Acquisition Holdings, Inc., our ultimate parent company, was the final recipient of this dividend. The dividend was paid with cash generated from operations.
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

          The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009:

	Three months	Three months
	ended March 31,	ended March 31,
(Dollars in millions)	2010	2009
Cash provided by operating activities	$72.1	$34.3
Cash used in investing activities	(7.5)	(5.8)
Cash used in financing activities	(29.0)	(5.2)
Cash Provided by Operating Activities
          Cash provided by operating activities was $72.1 million for the three months ended March 31, 2010 and $34.3 million for the three months ended March 31, 2009. A primary reason for the increase in cash provided by operating activities was the increase in net income of $6.5 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our inventory increased by $18.9 million in support of the higher sales volumes and purchases for new product introductions. Accounts payable increased by $47.1 million due to the timing of disbursements and related inventory growth. Accrued interest decreased by $8.5 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below). The above were offset by an increase in our accrued liabilities and a reduction in our accrued income taxes.
          For the three months ended March 31, 2009, accrued liabilities decreased by $2.7 million primarily due to a $3.0 million legal settlement payment that was accrued at December 31, 2008. In addition, accrued interest decreased by $8.9 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes and our inventory increased by $14.6 million in support of the higher sales volume at the stores and manufacturing plant. The above were partially offset by increases in our accounts payable and accrued income taxes.
Cash Used in Investing Activities
          We used cash for investing activities of $7.5 million and $5.8 million for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures, which were primarily for new stores, and improvements to our retail stores and our South Carolina manufacturing facility, were $7.3 million and $5.5 million for the three months ended March 31, 2010 and 2009, respectively.
          We currently have no material capital commitments for the remainder of 2010. Our capital expenditures typically consist of certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.
     Cash Used in Financing Activities
          For the three months ended March 31, 2010 we used cash of $29.0 million, primarily for a $28.4 million dividend that was declared and paid in March 2010 to GNC Corporation, our direct parent. In addition, we made payments of $0.6 million on long-term debt, including $0.2 million for an excess cash payment in March 2010 under the requirements of the Senior Credit Facility. This payment was calculated based on 2009 financial results as defined by the Senior Credit Facility. We used cash from financing activities of $5.2 million for the three months ended March 31, 2009 primarily for required payments on long-term debt. A summary of this debt is as follows:
          $735.0 Million Senior Credit Facility. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and the $60.0 million Revolving Credit Facility. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012. Interest on the 2007 Senior Credit Facility accrues at a variable rate and was 2.5% at March 31, 2010. As of March 31, 2010 and December 31, 2009, $9.0 million and $7.9 million, respectively, of the Revolving Credit Facility were pledged to secure letters of credit.

          Senior Toggle Notes. We have outstanding $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”). Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Toggle Notes accrues at a variable rate and was 5.8% at March 31, 2010. To date, we have elected to make interest payments in cash.
          10.75% Senior Subordinated Notes. We have outstanding $110.0 million of 10.75% Senior Subordinated Notes due 2015 (“10.75% Senior Subordinated Notes”). Interest on the 10.75% Senior Subordinated Notes accrues at the rate of 10.75% per year and is payable semi-annually in arrears on March 15 and September 15 of each year.
Contractual Obligations
          There are no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Off Balance Sheet Arrangements
          As of March 31, 2010, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Critical Accounting Estimates
          Our significant accounting policies are described in the notes to our consolidated financial statements under the heading “Basis of Presentation and Summary of Significant Accounting Policies” included elsewhere in this report.
Recently Issued Accounting Pronouncements
          As of March 31, 2010, there were no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
          We are exposed to market risks from interest rate changes on our variable rate debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of our interest rate swaps and interest payments. As of March 31, 2010, we had fixed rate debt of $116.9 million and variable rate debt of $942.4 million.
          To manage this risk, we have entered into interest rate swap agreements. These agreements are summarized in the following table:

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
          Based on our variable rate debt balance as of March 31, 2010 a 1% change in interest rates would increase or decrease our annual interest cost by $3.9 million. At March 31, 2010 there were no other material changes in our market risks relating to interest and foreign exchange rates as of December 31, 2009.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
          There have not been any changes in our internal controls over financial reporting that occurred during the last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
Please see Note 7, “Commitments and Contingencies,” to the consolidated financial statements included in Part I, Item 1 of this Report, which is incorporated into Item 1 of Part II by this reference.
Item 1A. Risk Factors.
Risk factors that affect our business and financial results are discussed within Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the disclosures relating to this item from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of the Company’s equity securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
In the first quarter of 2010, GNC Acquisition Holdings Inc., our ultimate parent (“Parent”), entered into a memorandum of understanding to form a strategic partnership with Bright Food (Group) Co., LTD to participate in China’s nutritional products market (“GNC China”). GNC China is expected to be an indirect subsidiary of Parent but not be a direct or indirect parent or subsidiary of the Company. Consequently, its results of operations are not expected to be consolidated with those of the Company. We expect that GNC China will begin operations in China by the end of 2010.
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

GENERAL NUTRITION CENTERS, INC. (Registrant)
May 6, 2010	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer (Principal Executive Officer)

May 6, 2010	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer (Principal Financial Officer)