Form 10-Q
period 2010-06-30
GENERAL NUTRITION CENTERS, INC.
filed 2010-08-10
CIK 1286045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of August 10, 2010, 100 shares of common stock, par value $0.01 per share (the “Common Stock”), of General Nutrition Centers, Inc. were outstanding. All shares of our Common Stock are held by GNC Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2010	2009 *
	(unaudited)
Current assets:
Cash and cash equivalents	$118,515	$75,089
Receivables, net	92,862	94,355
Inventories, net (Note 3)	395,669	370,492
Prepaids and other current assets	37,276	42,219

Total current assets	644,322	582,155

Long-term assets:
Goodwill (Note 4)	624,910	624,753
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	150,607	154,370
Property, plant and equipment, net	194,328	199,581
Deferred financing fees, net	16,287	18,411
Other long-term assets	4,458	4,332

Total long-term assets	1,710,590	1,721,447

Total assets	$2,354,912	$2,303,602

Current liabilities:
Accounts payable	$119,893	$95,904
Accrued payroll and related liabilities	19,973	22,277
Accrued interest (Note 5)	13,289	14,552
Current portion, long-term debt (Note 5)	1,539	1,724
Deferred revenue and other current liabilities	74,526	65,130

Total current liabilities	229,220	199,587

Long-term liabilities:
Long-term debt (Note 5)	1,057,505	1,058,085
Deferred tax liabilities, net	291,871	288,894
Other long-term liabilities	32,968	39,520

Total long-term liabilities	1,382,344	1,386,499

Total liabilities	1,611,564	1,586,086

Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Paid-in-capital	596,508	594,932
Retained earnings	152,959	129,783
Accumulated other comprehensive loss	(6,119)	(7,199)

Total stockholder’s equity	743,348	717,516

Total liabilities and stockholder’s equity	$2,354,912	$2,303,602

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenue	$455,903	$432,416	$920,922	$872,313

Cost of sales, including costs of warehousing, distribution and occupancy	292,251	280,906	591,368	566,635

Gross profit	163,652	151,510	329,554	305,678

Compensation and related benefits	67,633	65,526	135,391	130,851
Advertising and promotion	14,122	14,395	29,576	29,134
Other selling, general and administrative	25,164	25,881	50,258	49,734
Foreign currency (gain) loss	19	(130)	(57)	(33)

Operating income	56,714	45,838	114,386	95,992

Interest expense, net (Note 5)	16,317	17,081	32,946	36,143

Income before income taxes	40,397	28,757	81,440	59,849

Income tax expense (Note 11)	14,796	10,791	29,880	22,437

Net income	$25,601	$17,966	$51,560	$37,412

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholder’s Equity and Comprehensive Income
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2009	100	$—	$594,932	$129,783	$(7,199)	$717,516

Comprehensive income:
Net income	—	—	—	51,560	—	51,560
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $874	—	—	—	—	1,526	1,526
Foreign currency translation adjustments	—	—	—	—	(446)	(446)

Comprehensive income	—	—	—	—		52,640
Non-cash stock-based compensation	—	—	1,576	—	—	1,576
Dividend payment	—	—	—	(28,384)	—	(28,384)

Balance at June 30, 2010 (unaudited)	100	$—	$596,508	$152,959	$(6,119)	$743,348

Balance at December 31, 2008	100	$—	$592,355	$73,764	$(14,057)	$652,062

Comprehensive income:
Net income	—	—	—	37,412	—	37,412
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $1,422	—	—	—	—	2,485	2,485
Foreign currency translation adjustments	—	—	—	—	1,267	1,267

Comprehensive income	—	—	—	—		41,164

Return of capital to GNC Corporation	—	—	(278)	—	—	(278)
Non-cash stock-based compensation	—	—	1,343	—	—	1,343
Dividend payment	—	—	—	—	—	—

Balance at June 30, 2009 (unaudited)	100	$—	$593,420	$111,176	$(10,305)	$694,291

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,560	$37,412

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,821	18,059
Amortization of intangible assets	4,051	4,950
Amortization of deferred financing fees	2,124	2,026
Amortization of original issue discount	201	182
Increase in provision for inventory losses	5,943	5,779
Non-cash stock-based compensation	1,576	1,343
Decrease in provision for losses on accounts receivable	(662)	(1,503)
Decrease (increase) in net deferred taxes	—	82
Changes in assets and liabilities:
Decrease (increase) in receivables	2,043	(517)
Increase in inventory, net	(31,556)	(26,988)
Increase in franchise note receivables, net	(30)	(178)
Increase in accrued income taxes	5,498	9,783
Decrease in other assets	152	5,187
Increase (decrease) in accounts payable	24,052	(4,754)
Decrease in interest payable	(1,264)	(1,786)
Increase in accrued liabilities	4,045	7,265

Net cash provided by operating activities	86,554	56,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,675)	(11,303)
Franchise store conversions	65	158
Store acquisition costs	(240)	(1,050)

Net cash used in investing activities	(13,850)	(12,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of capital to Parent company	—	(278)
Dividend payment	(28,384)	(45)
Payments on long-term debt	(966)	(19,623)

Net cash used in financing activities	(29,350)	(19,946)

Effect of exchange rate on cash	72	67

Net increase in cash	43,426	24,268
Beginning balance, cash	75,089	42,307

Ending balance, cash	$118,515	$66,575

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
     The Company’s business is vertically integrated, as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail, Franchising, and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico, and in addition the Company offers products domestically through www.gnc.com. Franchise stores are located in the United States and 50 countries. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
     The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), Federal Trade Commission (“FTC”), Consumer Product Safety Commission, United States Department of Agriculture and Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.
     Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Immediately following the Merger, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC. The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. (“Ares”) and Ontario Teachers’ Pension Plan Board (“OTPP”) (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company. The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting. The transaction occurred between unrelated parties and no common control existed. The Merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt. The Merger agreement requires payments to former shareholders and option holders in lieu of income tax payments made for utilizing net operating losses created as a result of the Merger. No such payments were made during the six months ended June 30, 2010 or June 30, 2009.

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
     Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash, and the amounts due from these transactions totaled $2.1 million at both June 30, 2010 and December 31, 2009.
     Book overdrafts of $4.9 million and $0.7 million as of June 30, 2010 and December 31, 2009, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet. The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions. Under the terms of the Company’s facilities with its banks, the respective financial institutions are not obligated to honor the book overdraft balances as of June 30, 2010 and December 31, 2009, or any balance on any given date.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Financial Instruments and Derivatives. As part of the Company’s financial risk management program, it uses certain derivative financial instruments. The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes. The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect to its long term debt obligations. The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs. Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, are entered into from time to time to hedge the Company’s exposure to interest rate changes on a portion of the Company’s floating rate debt. These interest rate swap agreements convert a portion of its floating rate debt to fixed rate debt. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. The Company records the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet. The effective portions of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income, net of tax. The ineffective portions, if any, are recorded in interest expense in the current period. As of June 30, 2010, the Company has not recorded any hedge ineffectiveness in earnings related to its cash flow hedges.
     Derivatives designated as hedging instruments have been recorded in the consolidated balance sheet at fair value as follows:

	Balance Sheet Location	June 30, 2010	December 31, 2009
		(unaudited)
		(in thousands)
Interest Rate Products	Deferred revenue and other current liabilities	$(5,780)	$—

Interest Rate Products	Other long-term liabilities	$(6,499)	$(14,679)

     The Company has interest rate swap agreements outstanding that effectively convert an aggregate $550.0 million of debt from floating to fixed interest rates. One of these agreements includes an embedded derivative contract with a purchased interest rate floor that effectively converts $150.0 million of the Senior Toggle Notes from a floating to a fixed rate. The floor is intended to replicate the optionality present in the original debt agreement, providing an equivalent offset in the interest payments. The Company did not enter into any new swap agreements during the first six months of 2010. Each of the four outstanding agreements matures between April 2011 and September 2012.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $10.5 million will be reclassified as an increase to interest expense.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Components of gains and losses for the three months ended June 30, 2010 and 2009 are as follows:

	Amount of Gain or	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in Cash	(Loss) Recognized in	Reclassified from	Reclassified from
Flow Hedging	OCI on Derivative	Accumulated OCI into	Accumulated OCI into
Relationships	(Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
	(unaudited)
	(in thousands)
2010

Interest Rate Products	$(1,616)	Interest income (expense)	$(3,577)

2009

Interest Rate Products	$409	Interest income (expense)	$(2,650)
     Components of gains and losses for the six months ended June 30, 2010 and 2009 are as follows:

	Amount of Gain or	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in Cash	(Loss) Recognized in	Reclassified from	Reclassified from
Flow Hedging	OCI on Derivative	Accumulated OCI into	Accumulated OCI into
Relationships	(Effective Portion)	Income (Effective Portion)	Income (Effective Portion)
	(unaudited)
	(in thousands)
2010

Interest Rate Products	$(5,275)	Interest income (expense)	$(7,675)

2009

Interest Rate Products	$(1,796)	Interest income (expense)	$(5,703)
     Under the Company’s agreements with its derivative counterparty, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.
     As of June 30, 2010, the fair value of derivatives in a net liability position related to these agreements was $15.6 million, including accrued interest of $2.8 million but excluding adjustments for nonperformance risk.
Recently Issued Accounting Pronouncements
     As of June 30, 2010, there were no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 3. INVENTORIES, NET
     Inventories at each respective period consisted of the following:

	June 30, 2010
			Net Carrying
	Gross cost	Reserves (a)	Value
		(unaudited)
		(in thousands)
Finished product ready for sale	$329,310	$(7,253)	$322,057
Work-in-process, bulk product and raw materials	68,612	(1,439)	67,173
Packaging supplies	6,439	—	6,439

	$404,361	$(8,692)	$395,669

	December 31, 2009
			Net Carrying
	Gross cost	Reserves (a)	Value
		(in thousands)
Finished product ready for sale	$319,688	$(8,266)	$311,422
Work-in-process, bulk product and raw materials	54,803	(1,288)	53,515
Packaging supplies	5,555	—	5,555

	$380,046	$(9,554)	$370,492

(a)	Reserves primarily consist of amounts recorded for valuation and obsolescence.
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
     For the six months ended June 30, 2010, the Company acquired 13 franchise stores. These acquisitions were accounted for utilizing the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $1.1 million, of which $0.2 million was paid in cash.
     The following table summarizes the Company’s goodwill activity from December 31, 2009 to June 30, 2010:

			Manufacturing/
	Retail	Franchising	Wholesale	Total
		(in thousands)
Balance at December 31, 2009	$304,609	$117,303	$202,841	$624,753
Acquired franchise stores	157	—	—	157

Balance at June 30, 2010 (unaudited)	$304,766	$117,303	$202,841	$624,910

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following table summarizes the Company’s intangible asset activity from December 31, 2009 to June 30, 2010:

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
			(in thousands)
Balance at December 31, 2009	$375	$500,000	$220,000	$153,076	$919	$874,370
Acquired franchise stores	—	—	—	—	288	288
Amortization expense	(375)	—	—	(3,426)	(250)	(4,051)

Balance at June 30, 2010 (unaudited)	$—	$500,000	$220,000	$149,650	$957	$870,607

     The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	June 30, 2010			December 31, 2009
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
				(in thousands)
Brands — retail	—	$500,000	$—	$500,000	$500,000	$—	$500,000
Brands — franchise	—	220,000	—	220,000	220,000	—	220,000
Gold card — retail	3	3,500	(3,500)	—	3,500	(3,354)	146
Gold card — franchise	3	5,500	(5,500)	—	5,500	(5,271)	229
Retail agreements	25-35	31,000	(3,616)	27,384	31,000	(3,090)	27,910
Franchise agreements	25	70,000	(9,217)	60,783	70,000	(7,817)	62,183
Manufacturing agreements	25	70,000	(9,217)	60,783	70,000	(7,817)	62,183
Other intangibles	5	1,150	(450)	700	1,150	(350)	800
Franchise rights	1-5	3,349	(2,392)	957	3,061	(2,142)	919

		$904,499	$(33,892)	$870,607	$904,211	$(29,841)	$874,370

     The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at June 30, 2010:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2010	3,692
2011	7,208
2012	7,048
2013	6,953
2014	6,696
Thereafter	119,010

Total	$150,607

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 5. LONG-TERM DEBT / INTEREST EXPENSE
     Long-term debt at each respective period consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$644,382	$644,619
Senior Toggle Notes	298,160	297,959
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	6,461	7,184
Capital leases	41	47
Less: current maturities	(1,539)	(1,724)

Total	$1,057,505	$1,058,085

     The Company’s net interest expense for each respective period is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
		(unaudited)
		(in thousands)
2007 Senior Credit Facility
Term Loan	$7,228	$7,943	$14,783	$17,148
Revolver	112	129	224	265
Senior Toggle Notes	4,853	4,803	9,709	10,334
10.75% Senior Subordinated Notes	2,956	2,956	5,912	5,912
Deferred financing fees	1,068	1,025	2,124	2,026
Mortgage	116	141	231	288
OID amortization	102	93	201	182
Interest income-other	(118)	(9)	(238)	(12)

Interest expense, net	$16,317	$17,081	$32,946	$36,143

     Accrued interest at each respective period consisted of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)
	(in thousands)
2007 Senior Credit Facility	$4,082	$5,350
Senior Toggle Notes	5,725	5,720
10.75% Senior Subordinated Notes	3,482	3,482

Total	$13,289	$14,552

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates. At June 30, 2010 and December 31, 2009 the interest rate for the 2007 Senior Credit Facility was 2.6% and 2.5%, respectively. At June 30, 2010 and December 31, 2009 the interest rate for the Senior Toggle Notes was 5.8%.
NOTE 6. FINANCIAL INSTRUMENTS
     At June 30, 2010 and December 31, 2009, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. Based on current interest rates and their underlying risk, the carrying value of the franchise notes receivable approximate their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy. The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate. Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates. The actual and estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(unaudited)
	(in thousands)
Cash and cash equivalents	$118,515	$118,515	$75,089	$75,089
Receivables	92,862	92,862	94,355	94,355
Franchise notes receivable	3,260	3,260	3,364	3,364
Accounts payable	119,893	119,893	95,904	95,904
Long term debt (including current portion)	1,059,044	978,768	1,059,809	977,718

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 7. COMMITMENTS AND CONTINGENCIES
Litigation
     The Company is engaged in various legal actions, claims and proceedings arising in the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As with many actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess the requirement to account for additional contingencies in accordance with the standard on contingencies. An adverse outcome in these matters could have a material impact on the Company’s financial condition and operating results.
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
     Hydroxycut Claims. On May 1, 2009, the FDA issued a warning on several Hydroxycut-branded products manufactured by Iovate Health Sciences U.S.A., Inc. (“Iovate”). The FDA warning was based on 23 reports of liver injuries from consumers who claimed to have used the products between 2002 and 2009. As a result, Iovate voluntarily recalled 14 Hydroxycut-branded products. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, following the recall, GNC was named, among other defendants, in several lawsuits related to Hydroxycut (note that prior to May 1, 2009, GNC was a co-defendant in one Hydroxycut case (see the “Ciavarra Claim” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009)). Iovate previously accepted GNC’s tender request for defense and indemnification under its purchasing agreement with GNC and, as such, Iovate has accepted GNC’s request for defense and indemnification in the new Hydroxycut matters. GNC’s ability to obtain full recovery in respect of any claims against GNC in connection with products manufactured by Iovate under the indemnity is dependent on Iovate’s insurance coverage, the creditworthiness of its insurer, and the absence of significant defenses by such insurer. To the extent GNC is not fully compensated by Iovate’s insurer, it can seek recovery directly from Iovate. GNC’s ability to fully recover such amounts may be limited by the creditworthiness of Iovate.
     As of July 31, 2010, GNC has been named in approximately 40 personal injury actions in 13 states claiming injuries from use and consumption of Hydroxycut-branded products. During the second quarter of 2010, 15 such personal injury actions naming GNC were filed. In addition, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, GNC has been named in six active putative class actions that generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty related to Hydroxycut-branded products. By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions (including the GNC class actions). Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
     Pro-Hormone/Androstenedione Cases. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company is currently defending six lawsuits relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively, “Andro Products”). In each of the six cases, plaintiffs sought, or are seeking, to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased from the Company certain nutritional supplements alleged to contain one or more Andro Products. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
     California Wage and Break Claim. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, on November 4, 2008, 98 plaintiffs filed individual claims against the Company. Each of

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
the plaintiffs had previously been a member of a purported class in a lawsuit filed against the Company in 2007 and resolved in September 2009. The plaintiffs allege that they were not provided all of the rest and meal periods to which they were entitled under California law, and further allege that the Company failed to pay them split shift and overtime compensation to which they were entitled under California law. Discovery in this case is ongoing and the Company is vigorously defending these matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
     Other cases. The Company is currently defending other lawsuits relating to personal injury claims, product labeling and employee-related matters. Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.
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
     In addition to the foregoing, the Company is subject to numerous federal, state, local, and foreign environmental and health and safety laws and regulations governing its operations, including the handling, transportation, and disposal of the Company’s non-hazardous and hazardous substances and wastes, as well as emissions and discharges from its operations into the environment, including discharges to air, surface water, and groundwater. Failure to comply with such laws and regulations could result in costs for remedial actions, penalties, or the imposition of other liabilities. New laws, changes in existing laws or the interpretation thereof, or the development of new facts or changes in their processes could also cause the Company to incur additional capital and operating expenditures to maintain compliance with environmental laws and regulations and environmental permits. The Company also is subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment without regard to fault or knowledge about the condition or action causing the liability. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or for properties to which substances or wastes that were sent in connection with current or former operations at its facilities. The presence of contamination from such substances or wastes could also adversely affect the Company’s ability to sell or lease its properties, or to use them as collateral for financing. From time to time, the Company has incurred costs and obligations for correcting environmental and health and safety noncompliance matters and for remediation at or relating to certain of its properties or properties at which its waste has been disposed. The Company believes it has complied with, and is currently complying with, its environmental obligations pursuant to environmental and health and safety laws and regulations in all material respects, and that any liabilities for noncompliance will not have a material adverse effect on its business or financial performance. However, it is difficult to predict future liabilities and obligations, which could be material.
Contingencies
     Due to the nature of the Company’s business operations having a presence in multiple taxing jurisdictions, the Company periodically receives inquiries and/or audits from various taxing authorities. Any probable and reasonably estimable liabilities that may arise from these inquiries have been accrued and reflected in the accompanying financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 8. STOCK-BASED COMPENSATION PLANS
Stock Options
     In 2007, the Board of Directors of Parent (the “Board”) and Parent’s stockholders approved and adopted the GNC Acquisition Holdings Inc. 2007 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable Parent to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, restricted stock, and other stock-based awards. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the Compensation Committee of the Board (the “Compensation Committee”). The total number of shares of Parent’s Class A common stock reserved and available for the Plan is 10.4 million shares. Stock options under the Plan generally are granted with exercise prices at or above fair market value, typically vest over a four or five-year period and expire ten years from the date of grant. The Compensation Committee has used a valuation methodology in which the fair market value of the common stock is based on the Company’s business enterprise value and, in situations deemed appropriate by the Compensation Committee, may be discounted to reflect the lack of marketability associated with the common stock. No stock appreciation rights, restricted stock, deferred stock or performance shares have been granted under the Plan.
     The Company utilizes the Black-Scholes model to calculate the fair value of options under the standard on stock compensation. The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. At June 30, 2010, the net unrecognized compensation cost was $7.7 million and is expected to be recognized over a weighted average period of approximately 2.3 years.
     The following table outlines the Parent’s stock option activity:

		Weighted
		Average
	Total Options	Exercise Price
Outstanding at December 31, 2009	9,263,640	$7.27
Granted	380,000	11.57
Exercised	—	—
Forfeited	(377,325)	7.64
Expired	(28,502)	6.25

Outstanding at June 30, 2010	9,237,813	$7.44

Exercisable at June 30, 2010	4,825,576	$6.70

     The standard on stock compensation requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the six months ended June 30, 2010 and 2009 was $1.6 million and $1.3 million, respectively.
     As of June 30, 2010, the weighted average remaining contractual life of outstanding options was 7.1 years. At June 30, 2010, the weighted average remaining contractual life of exercisable options was 6.5 years. The weighted average fair value of options granted during 2010 was $1.99.
     The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options through December 31, 2009, 2008 and 2007, the option term has been estimated by considering both the vesting period, which is typically four or five years, and the contractual term of ten years. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized its current peer group average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the six months ended June 30, 2010 were as follows:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30,
2010
(unaudited)
Dividend yield	0.00%
Expected option life	7.5 years
Volatility factor percentage of market price	31.5%
Discount rate	2.98 - 3.28%
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

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands)
Revenue:
Retail	$342,834	$316,942	$693,668	$650,654
Franchise	73,043	69,225	145,645	133,708
Manufacturing/Wholesale:
Intersegment (1)	51,262	50,267	98,607	98,018
Third Party	40,026	46,249	81,609	87,951

Sub total Manufacturing/Wholesale	91,288	96,516	180,216	185,969
Sub total segment revenues	507,165	482,683	1,019,529	970,331
Intersegment elimination (1)	(51,262)	(50,267)	(98,607)	(98,018)

Total revenue	$455,903	$432,416	$920,922	$872,313

Operating income:
Retail	$49,382	$41,583	$99,578	$86,026
Franchise	22,930	19,550	45,331	38,757
Manufacturing/Wholesale	16,367	17,337	33,239	35,218
Unallocated corporate and other costs:
Warehousing and distribution costs	(13,773)	(13,700)	(27,665)	(27,017)
Corporate costs	(18,192)	(18,932)	(36,097)	(36,992)

Sub total unallocated corporate and other costs	(31,965)	(32,632)	(63,762)	(64,009)

Total operating income	$56,714	$45,838	$114,386	$95,992

(1)	Intersegment revenues are eliminated from consolidated revenue.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 10. SUPPLEMENTAL GUARANTOR INFORMATION
     As of June 30, 2010 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. The 2007 Senior Credit Facility has been guaranteed by the Company’s direct parent, GNC Corporation, and the Company’s existing and future direct and indirect material domestic subsidiaries. The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes. The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries. The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes. The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes. Non-guarantor subsidiaries include the Company’s direct and indirect foreign subsidiaries. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company. The guarantees are full and unconditional and joint and several. Investments in subsidiaries are accounted for under the equity method of accounting.
     Presented below are condensed consolidating financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of June 30, 2010, December 31, 2009, and the three and six months ended June 30, 2010 and 2009. Intercompany balances and transactions have been eliminated.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
June 30, 2010	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Current assets
Cash and cash equivalents	$110,581	$2,965	$4,969	$—	$118,515
Receivables, net	493	91,625	744	—	92,862
Intercompany receivables	80,223	—	—	(80,223)	—
Inventories, net	—	365,756	29,913	—	395,669
Prepaids and other current assets	14,466	18,224	4,586	—	37,276

Total current assets	205,763	478,570	40,212	(80,223)	644,322

Goodwill	—	624,442	468	—	624,910
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	6,545	159,729	28,054	—	194,328
Investment in subsidiaries	1,604,858	(7,903)	—	(1,596,955)	—
Other assets	26,971	153,162	—	(8,781)	171,352

Total assets	$1,844,137	$2,128,000	$68,734	$(1,685,959)	$2,354,912

Current liabilities
Current liabilities	$32,175	$183,559	$13,486	$—	$229,220
Intercompany payables	—	60,787	19,436	(80,223)	—

Total current liabilities	32,175	244,346	32,922	(80,223)	229,220

Long-term debt	1,052,542	26	13,718	(8,781)	1,057,505
Deferred tax liabilities	(1,776)	294,086	(439)	—	291,871
Other long-term liabilities	17,848	13,327	1,793	—	32,968

Total liabilities	1,100,789	551,785	47,994	(89,004)	1,611,564
Total stockholder’s equity (deficit)	743,348	1,576,215	20,740	(1,596,955)	743,348

Total liabilities and stockholder’s equity (deficit)	$1,844,137	$2,128,000	$68,734	$(1,685,959)	$2,354,912

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Current assets
Cash and cash equivalents	$77,797	$(4,801)	$2,093	$—	$75,089
Receivables, net	895	92,273	1,187	—	94,355
Intercompany receivables	139,168	—	—	(139,168)	—
Inventories, net	—	339,975	30,517	—	370,492
Prepaids and other current assets	19,308	14,409	8,502	—	42,219

Total current assets	237,168	441,856	42,299	(139,168)	582,155

Goodwill	—	624,285	468	—	624,753
Brands	—	720,000	—	—	720,000
Property, plant and equipment, net	7,409	163,882	28,290	—	199,581
Investment in subsidiaries	1,550,708	(7,687)	—	(1,543,021)	—
Other assets	28,876	157,018	—	(8,781)	177,113

Total assets	$1,824,161	$2,099,354	$71,057	$(1,690,970)	$2,303,602

Current liabilities
Current liabilities	$34,129	$154,435	$11,023	$—	$199,587
Intercompany payables	—	113,359	25,809	(139,168)	—

Total current liabilities	34,129	267,794	36,832	(139,168)	199,587

Long-term debt	1,052,341	32	14,493	(8,781)	1,058,085
Deferred tax liabilities	(4,754)	294,087	(439)	—	288,894
Other long-term liabilities	24,929	14,129	462	—	39,520

Total liabilities	1,106,645	576,042	51,348	(147,949)	1,586,086
Total stockholder’s equity (deficit)	717,516	1,523,312	19,709	(1,543,021)	717,516

Total liabilities and stockholder’s equity (deficit)	$1,824,161	$2,099,354	$71,057	$(1,690,970)	$2,303,602

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended June 30, 2010	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$431,575	$27,887	$(3,559)	$455,903

Cost of sales, including costs of warehousing, distribution and occupancy	—	275,228	20,582	(3,559)	292,251

Gross profit	—	156,347	7,305	—	163,652

Compensation and related benefits	10,932	52,276	4,425	—	67,633
Advertising and promotion	—	13,781	341	—	14,122
Other selling, general and administrative	7,783	17,245	136	—	25,164
Subsidiary (income) expense	(27,532)	154	—	27,378	—
Other (income) expense	(17,674)	16,504	1,189	—	19

Operating income (loss)	26,491	56,387	1,214	(27,378)	56,714

Interest expense, net	890	15,150	277	—	16,317

Income (loss) before income taxes	25,601	41,237	937	(27,378)	40,397

Income tax (benefit) expense	—	14,510	286	—	14,796

Net income (loss)	$25,601	$26,727	$651	$(27,378)	$25,601

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2010	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$871,355	$56,318	$(6,751)	$920,922

Cost of sales, including costs of warehousing, distribution and occupancy	—	557,129	40,990	(6,751)	591,368

Gross profit	—	314,226	15,328	—	329,554

Compensation and related benefits	21,101	105,606	8,684	—	135,391
Advertising and promotion	—	28,948	628	—	29,576
Other selling, general and administrative	15,886	33,980	392	—	50,258
Subsidiary (income) expense	(54,598)	217	—	54,381	—
Other (income) expense	(35,017)	31,987	2,973	—	(57)

Operating income (loss)	52,628	113,488	2,651	(54,381)	114,386

Interest expense, net	1,739	30,657	550	—	32,946

Income (loss) before income taxes	50,889	82,831	2,101	(54,381)	81,440

Income tax (benefit) expense	(671)	29,928	623	—	29,880

Net income (loss)	$51,560	$52,903	$1,478	$(54,381)	$51,560

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended June 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$410,575	$25,029	$(3,188)	$432,416

Cost of sales, including costs of warehousing, distribution and occupancy	—	266,292	17,802	(3,188)	280,906

Gross profit	—	144,283	7,227	—	151,510

Compensation and related benefits	10,658	50,841	4,027	—	65,526
Advertising and promotion	—	14,173	222	—	14,395
Other selling, general and administrative	8,910	17,049	(78)	—	25,881
Subsidiary (income) expense	(19,207)	(1,509)	—	20,716	—
Other (income) expense	(18,547)	17,543	874	—	(130)

Operating income (loss)	18,186	46,186	2,182	(20,716)	45,838

Interest expense, net	889	15,894	298	—	17,081

Income (loss) before income taxes	17,297	30,292	1,884	(20,716)	28,757

Income tax (benefit) expense	(669)	11,085	375	—	10,791

Net income (loss)	$17,966	$19,207	$1,509	$(20,716)	$17,966

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(unaudited)
			(in thousands)
Revenue	$—	$829,157	$49,441	$(6,285)	$872,313

Cost of sales, including costs of warehousing, distribution and occupancy	—	538,469	34,451	(6,285)	566,635

Gross profit	—	290,688	14,990	—	305,678

Compensation and related benefits	20,742	102,376	7,733	—	130,851
Advertising and promotion	—	28,646	488	—	29,134
Other selling, general and administrative	17,134	32,460	140	—	49,734
Subsidiary (income) expense	(39,645)	(2,954)	—	42,599	—
Other (income) expense	(36,139)	34,250	1,856	—	(33)

Operating income (loss)	37,908	95,910	4,773	(42,599)	95,992

Interest expense, net	1,764	33,789	590	—	36,143

Income (loss) before income taxes	36,144	62,121	4,183	(42,599)	59,849

Income tax (benefit) expense	(1,268)	22,476	1,229	—	22,437

Net income (loss)	$37,412	$39,645	$2,954	$(42,599)	$37,412

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2010	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$81,712	$4,842	$86,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,246)	(11,114)	(1,315)	(13,675)
Investment/distribution	62,651	(62,651)	—	—
Other investing	—	(175)	—	(175)

Net cash provided by (used in) investing activities	61,405	(73,940)	(1,315)	(13,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payment	(28,384)	—	—	(28,384)
Other financing	(237)	(6)	(723)	(966)

Net cash used in financing activities	(28,621)	(6)	(723)	(29,350)

Effect of exchange rate on cash	—	—	72	72

Net increase in cash	32,784	7,766	2,876	43,426

Beginning balance, cash	77,797	(4,801)	2,093	75,089

Ending balance, cash	$110,581	$2,965	$4,969	$118,515

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Six months ended June 30, 2009	Issuer	Subsidiaries	Subsidiaries	Consolidated
		(unaudited)
		(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$53,496	$2,846	$56,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,359)	(8,230)	(1,714)	(11,303)
Investment/distribution	85,810	(85,810)	—	—
Other investing	—	(892)	—	(892)

Net cash provided by (used in) investing activities	84,451	(94,932)	(1,714)	(12,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	(278)	—	—	(278)
Financing fees	(45)	—	—	(45)
Other financing	(18,944)	(4)	(675)	(19,623)

Net cash used in financing activities	(19,267)	(4)	(675)	(19,946)

Effect of exchange rate on cash	—	—	67	67

Net increase (decrease) in cash	65,184	(41,440)	524	24,268

Beginning balance, cash	—	40,077	2,230	42,307

Ending balance, cash	$65,184	$(1,363)	$2,754	$66,575

NOTE 11. INCOME TAXES
     The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local, and international jurisdictions in which it and its subsidiaries operate. The Company has been audited by the Internal Revenue Service (the “IRS”) through its March 15, 2007 tax year. The Company has various state, local, and international jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of June 30, 2010, the Company believes that it has appropriately reserved for any potential federal, state, local, and international income tax exposures.
     The Company recorded additional unrecognized tax benefits of approximately $0.6 million during the six months ended June 30, 2010, exclusive of $0.9 million settled. The additional unrecognized tax benefits recorded during the six months ended June 30, 2010 are principally related to the continuation of previously taken tax positions. As of June 30, 2010 and December 31, 2009, the Company had $6.4 million and $6.8 million, respectively, of unrecognized tax benefits. As of June 30, 2010, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $6.4 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $2.3 million and $2.2 million, respectively, for June 30, 2010 and December 31, 2009 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

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
     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
		(unaudited)
		(in thousands)
Other current liabilities	$—	$5,780	$—

Other long-term liabilities	$2,512	$6,499	$—
     The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
		(in thousands)
Other current liabilities	$—	$—	$—

Other long-term liabilities	$2,337	$14,679	$—
     The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of the standard on fair value measurements and disclosures:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Other Current Liabilities and Other Long-term Liabilities. Other long-term liabilities classified as Level 1 consist of liabilities related to the Company’s non-qualified deferred compensation plan. The liabilities related to this plan are adjusted based on changes in the fair value of the underlying employee-directed investment choices. Since the employee-directed investment choices are exchange traded equity indexes with quoted prices in active markets, the liabilities are classified as Level 1 on the fair value hierarchy. Other current liabilities and other long-term liabilities classified as Level 2 consist of the Company’s interest rate swaps. The derivatives are pay-fixed, receive-variable interest rate swaps based on a LIBOR rate. Fair value is based on a model-derived valuation using the LIBOR rate, which is an observable input in an active market. Therefore, the Company’s derivative is classified as Level 2 on the fair value hierarchy.
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
NOTE 13. RELATED PARTY TRANSACTIONS
     Management Services Agreement. Upon consummation of the Merger, the Company entered into a management services agreement with Parent. Under the agreement, Parent provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee. The Company provides customary indemnifications to Parent and its affiliates and those providing services on its behalf. In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Parent for services rendered in connection with the Merger. For each of the six months ended June 30, 2010 and 2009, $0.8 million was paid pursuant to this agreement.
     Credit Facility. Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, under which various fund portfolios related to one of the Company’s sponsors, Ares, are lenders. As of June 30, 2010, certain affiliates of Ares held approximately $62.1 million of term loans under the Company’s 2007 Senior Credit Facility.
     Lease Agreements. General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 21 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada (the “Lease Agreements”). Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of Parent. For the six months ended June 30, 2010 and 2009, the Company paid $1.5 million and $1.2 million, respectively, under the Lease Agreements. Each lease was negotiated in the ordinary course of business on an arm’s length basis.
     Product Purchases. The Company purchases certain fish oil and probiotics products manufactured by Lifelong Nutrition, Inc. (“Lifelong”) for resale under the Company’s proprietary brand name WELLbeING. Carmen Fortino, who serves as one of the directors of the Company and its Parent, is the Managing Director, a member of the Board of Directors and a stockholder of Lifelong. For the six months ended June 30, 2010 and 2009, the Company made $1.4 million and $2.6 million, respectively, in product purchases from Lifelong, excluding purchases pursuant to the Lifelong Agreement (as defined below).
     Product Development and Distribution Agreement. On June 3, 2010, General Nutrition Corporation, a wholly owned subsidiary of the Company, and Lifelong entered into a Product Development and Distribution Agreement (the “Lifelong Agreement”), pursuant to which General Nutrition Corporation and Lifelong will develop a branded line of supplements to be manufactured by Lifelong. As described above, Mr. Fortino is the Managing Director, a member of the Board of Directors and a stockholder of Lifelong. Products manufactured under the Lifelong Agreement and sold in the Company’s stores will be purchased by the Company from Lifelong; products sold outside of the Company’s stores will be subject to certain revenue sharing arrangements. For the six months ended June 30, 2010, the Company made $1.2 million in product purchases from Lifelong under the Lifelong Agreement, and the Company did not receive any proceeds pursuant to the revenue sharing agreement.

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
     All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	uncertainty of the economy and its impact on us and our partners;

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against the Company;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political, and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow;

•	the failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in applicable laws relating to our franchise operations; and

•	our inability to expand our franchise operations or attract new franchisees.
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
•	Manufacturing/wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com. License fee revenue from the opening of GNC franchised store-within-a-store locations within Rite Aid stores is also recorded in this segment. Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity, and we anticipate that these revenues will remain stable over the next five years.

•	A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network and manufacturing capacity can support higher sales volume without significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in significant operating leverage in our business.

     The following trends and uncertainties in our industry could positively or negatively affect our operating performance:
•	broader consumer awareness of health and wellness issues and rising healthcare costs;

•	interest in, and demand for, condition-specific products based on scientific research;

•	significant effects of favorable and unfavorable publicity on consumer demand;

•	lack of a single product or group of products dominating any one product category;

•	lack of long-term experience with human consumption of ingredients of some of our products;

•	volatility in the diet category;

•	rapidly evolving consumer preferences and demand for new products;

•	costs associated with complying with new and existing regulations including, but not limited to, tax regulations; and

•	a change in disposable income available to consumers, as a result of current economic conditions.
Executive Overview
     The first six months of 2010 resulted in revenue growth of 5.6%, operating income growth of 19.2%, and net income growth of 38.0% compared to the same period in 2009. Operating income growth resulted from higher sales and margins in our retail and franchise segments and effective cost controls on unallocated expenses. Net income growth resulted primarily from higher operating income and lower interest expense, a result of lower debt levels.
     Revenue growth occurred primarily in the retail segment, as domestic retail comparable store sales increased 4.7% in the first six months of 2010 as compared to the same period in 2009. Included in this increase is a 25.9% increase in our www.gnc.com business. The increase in retail sales revenue was driven primarily by increases in our sports nutrition category, in both our proprietary and third-party products, fueled by new product introductions. This sales increase, along with increased margins, resulted in a retail segment operating income increase of 15.8%.
     In the first six months of 2010, our franchise segment continued to demonstrate the trends observable in 2009, with the domestic franchise business experiencing increasing product sales on a lower store base. The international franchise business continued to grow, and reflected higher wholesale product sales as a result of improved period to period comparisons in the existing store base and new growth. We added 74 international stores in the first six months of 2010. The combined franchise segment revenue grew 8.9%, and operating income grew 17.0% in the first six months of 2010 over the same period in 2009.
     In the first six months of 2010, our manufacturing segment showed a reduction in our contract manufacturing business compared with the first six months of 2009, partially offset by higher product sales to the Rite Aid and drugstore.com businesses.
     In the first quarter of 2010, we announced an alliance with The Gatorade Company (“Gatorade”), a division of PepsiCo, to launch G Series Pro — a new sports drink variant of Gatorade’s recently launched G Series. In the second quarter of 2010, G Series Pro was distributed through an exclusive co-marketing and co-distribution collaboration between Gatorade and us, utilizing our network of more than 5,400 outlets nationwide.
     In the second quarter, GNC and PetSmart announced the launch of a line of dietary supplements designed for dogs and cats. This new line, which recognizes the unique dietary needs of pets, will be made exclusively for PetSmart and available at PetSmart and www.petsmart.com beginning in the fall of 2010.

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
     In May 2009, the FDA warned consumers to stop using certain Hydroxycut products, produced by Iovate Health Sciences, Inc., which were sold in our stores. Iovate issued a voluntary recall, with which we immediately fully complied. Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008 and $18.8 million, or 4.2% of our retail sales in the first four months of 2009. We provided refunds or gift cards to consumers who returned these products to our stores. In the second quarter of 2009, we experienced a reduction in sales and margin due to the recall as a result of accepting returns of products from customers and a loss of sales as a Hydroxycut replacement product was not available. Through December 31, 2009, we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns. A significant majority of the retail refunds occurred in our second quarter of 2009; the wholesale refunds were recognized in the early part of the third quarter of 2009. All returns of product by our customers were recognized as a reduction in sales in the period when the return occurred. At the end of June 2009, Iovate launched new reformulated Hydroxycut products that we began to sell in our stores. Although post-recall sales of the new reformulated Hydroxycut have trailed pre-recall levels, strong sales in our core sports, vitamins and herbs products, along with other new third party diet products, helped to mitigate the decrease in sales from the Hydroxycut product line.
     In light of these matters, we continue to focus on our core strategies. In the near term, we expect to concentrate on our primary strategies, in particular focusing on:
•	driving top-line performance in each of our business segments by attracting new customers through product innovation and the introduction of new, scientifically backed products, improved product assortment, effective marketing campaigns designed to increase traffic at our and our franchisees’ stores and awareness of the GNC brand, and price competitiveness;

•	investing in key infrastructure areas for future growth, including e-commerce and international development; and

•	generating efficiencies and cost savings in the everyday operations of the business that will allow us to leverage profit margins on revenue growth.
     We will continue to seek improvements in each of the business segments and position ourselves for long term growth.

Related Parties
     For the six months ended June 30, 2010 and 2009, we had related party transactions with Ares and OTPP and their affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions and Director Independence” and the “Related Party Transactions” note in our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
     The following information presented for the three and six months ended June 30, 2010 and 2009 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
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
Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2010		2009		2010		2009
	(unaudited)
Revenues:
Retail	$342.8	75.2%	$316.9	73.3%	$693.7	75.3%	$650.6	74.6%
Franchise	73.1	16.0%	69.2	16.0%	145.6	15.8%	133.7	15.3%
Manufacturing / Wholesale	40.0	8.8%	46.3	10.7%	81.6	8.9%	88.0	10.1%

Total net revenues	455.9	100.0%	432.4	100.0%	920.9	100.0%	872.3	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	292.3	64.1%	280.9	65.0%	591.4	64.2%	566.6	65.0%
Compensation and related benefits	67.6	14.9%	65.5	15.2%	135.4	14.7%	130.8	15.0%
Advertising and promotion	14.1	3.1%	14.4	3.3%	29.5	3.2%	29.1	3.3%
Other selling, general and administrative expenses	23.3	5.1%	23.6	5.5%	46.2	5.0%	44.9	5.1%
Amortization expense	1.9	0.4%	2.3	0.4%	4.1	0.5%	4.9	0.6%
Foreign currency (gain) loss	—	0.0%	(0.1)	0.0%	(0.1)	0.0%	—	0.0%

Total operating expenses	399.2	87.6%	386.6	89.4%	806.5	87.6%	776.3	89.0%

Operating income:
Retail	49.4	10.8%	41.6	9.6%	99.6	10.8%	86.0	9.9%
Franchise	22.9	5.0%	19.5	4.6%	45.3	4.9%	38.7	4.4%
Manufacturing / Wholesale	16.4	3.6%	17.3	4.0%	33.3	3.6%	35.2	4.0%
Unallocated corporate and other costs:
Warehousing and distribution costs	(13.8)	-3.0%	(13.7)	-3.2%	(27.7)	-3.0%	(27.0)	-3.1%
Corporate costs	(18.2)	-4.0%	(18.9)	-4.4%	(36.1)	-3.9%	(36.9)	-4.2%

Subtotal unallocated corporate and other costs, net	(32.0)	-7.0%	(32.6)	-7.6%	(63.8)	-6.9%	(63.9)	-7.3%

Total operating income	56.7	12.4%	45.8	10.6%	114.4	12.4%	96.0	11.0%
Interest expense, net	16.3		17.1		32.9		36.2

Income before income taxes	40.4		28.7		81.5		59.8
Income tax expense	14.8		10.7		29.9		22.4

Net income	$25.6		$18.0		$51.6		$37.4

     Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended June 30, 2010 and 2009
Revenues
     Our consolidated net revenues increased $23.5 million, or 5.4%, to $455.9 million for the three months ended June 30, 2010 compared to $432.4 million for the same period in 2009. The increase was the result of increased sales in our Retail and Franchise segments, partially offset by a decline in our Manufacturing/Wholesale segment.
     Retail. Revenues in our Retail segment increased $25.9 million, or 8.2%, to $342.8 million for the three months ended June 30, 2010 compared to $316.9 million for the same period in 2009. The increase from 2009 to 2010 included an increase of $2.5 million for sales through www.gnc.com. Sales increases occurred primarily in the sports nutrition product category. Our domestic company-owned same store sales improved for the quarter by 6.5%. In the second quarter of 2010, our Canadian company-owned stores had a same store sales decline of 5.1%, in local currency. This decline was more than offset by the weakening of the U.S. dollar from 2009 to 2010. Our company-owned store base increased by 62 domestic stores to 2,687 compared to 2,625 at June 30, 2009, primarily due to new store openings and franchise store acquisitions, and by seven Canadian stores to 171 at June 30, 2010 compared to 164 at June 30, 2009.
     Franchise. Revenues in our Franchise segment increased $3.9 million, or 5.5%, to $73.1 million for the three months ended June 30, 2010 compared to $69.2 million for the same period in 2009. Domestic franchise revenue decreased by $0.1 million compared to the same period in 2009. Domestic royalty income increased by $0.1 million for the quarter despite operating 44 fewer stores in the second quarter of 2010 compared to the same period in 2009. There were 892 stores at June 30, 2010 compared to 936 stores at June 30, 2009. International franchise revenue increased by $4.0 million, primarily the result of increases in product sales and franchise fees. International royalty income increased $0.8 million, as retail sales increases in our franchisees’ respective local currencies were impacted by the weakening of the U.S. dollar from 2009 to 2010. Our international franchise store base increased by 157 stores to 1,381 at June 30, 2010 compared to 1,224 at June 30, 2009.
     Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, decreased $6.3 million, or 13.5%, to $40.0 million for the three months ended June 30, 2010 compared to $46.3 million for the same period in 2009. Sales from the South Carolina plant decreased by $7.3 million, and revenues associated with Rite Aid increased by $1.2 million. Rite Aid product sales grew by $1.0 million and license fee revenue increased by $0.2 million as a result of Rite Aid opening 13 more franchise store-within-a-stores in the second quarter of 2010 as compared to the second quarter of 2009.
Cost of Sales
     Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $11.4 million, or 4.0%, to $292.3 million for the three months ended June 30, 2010 compared to $280.9 million for the same period in 2009. Consolidated cost of sales, as a percentage of net revenue, was 64.1% and 65.0% for the three months ended June 30, 2010 and 2009, respectively. Increase in cost of sales was primarily due to higher sales volumes and store counts.
Selling, General and Administrative (“SG&A”) Expenses
     Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $1.1 million, or 1.1%, to $106.9 million, for the three months ended June 30, 2010 compared to $105.8 million for the same period in 2009. These expenses, as a percentage of net revenue, were 23.5% for the three months ended June 30, 2010 compared to 24.5% for the three months ended June 30, 2009.
     Compensation and related benefits. Compensation and related benefits increased $2.1 million, or 3.2%, to $67.6 million for the three months ended June 30, 2010 compared to $65.5 million for the same period in 2009. Increases occurred in (1) base wages of $1.8 million to support our increased store base and sales volume; (2) health insurance expenses of $0.5 million; and (3) other compensation expenses of $0.5 million. These increases were offset by declines in incentive and commission expenses of $0.7 million.

     Advertising and promotion. Advertising and promotion expenses decreased $0.3 million, or 1.9%, to $14.1 million for the three months ended June 30, 2010 compared to $14.4 million during the same period in 2009. Advertising expense decreased primarily as a result of decreases in visual merchandising costs of $0.8 million and print advertising expenses of $0.8 million offset by an increase in media costs of $1.1 million. Other advertising costs accounted for the remaining $0.2 million increase.
     Other SG&A. Other SG&A expenses, including amortization expense, decreased $0.7 million, or 2.8%, to $25.2 million for the three months ended June 30, 2010 compared to $25.9 million for the same period in 2009. This decrease was due to decreases in bad debt expenses of $0.6 million and depreciation and amortization expense of $0.8 million. These were offset by increases in third-party sales commissions of $0.6 million and other selling costs of $0.1 million.
Foreign Currency (Gain) Loss
     Foreign currency (gain) loss for the three months ended June 30, 2010 and 2009 resulted primarily from accounts payable activity with our Canadian subsidiary. We recognized an immaterial loss for the three months ended June 30, 2010 and a gain of $0.1 million for the three months ended June 30, 2009.
Operating Income
     As a result of the foregoing, consolidated operating income increased $10.9 million, or 23.7%, to $56.7 million for the three months ended June 30, 2010 compared to $45.8 million for the same period in 2009. Operating income, as a percentage of net revenue, was 12.4% and 10.6% for the three months ended June 30, 2010 and 2009, respectively.
     Retail. Operating income increased $7.8 million, or 18.8%, to $49.4 million for the three months ended June 30, 2010 compared to $41.6 million for the same period in 2009. The increase was due to higher dollar margins on increased sales offset by increases in occupancy and other selling expenses.
     Franchise. Operating income increased $3.4 million, or 17.3%, to $22.9 million for the three months ended June 30, 2010 compared to $19.5 million for the same period in 2009. The increase was due to increased wholesale product sales and international franchise royalty income.
     Manufacturing/Wholesale. Operating income decreased $0.9 million, or 5.6%, to $16.4 million for the three months ended June 30, 2010 compared to $17.3 million for the same period in 2009 as declines in third-party sales from our South Carolina manufacturing operations were offset by increased wholesale sales to and license fee revenue from Rite Aid.
     Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.1 million, or 0.5%, to $13.8 million for the three months ended June 30, 2010 compared to $13.7 million for the three months ended June 30, 2009.
     Corporate Costs. Corporate overhead costs decreased $0.7 million, or 3.9%, to $18.2 million for the three months ended June 30, 2010 compared to $18.9 million for the same period in 2009. This decrease was due to decreases in other selling, general and administrative offset by increases in compensation expenses.
Interest Expense
     Interest expense decreased $0.8 million, or 4.5%, to $16.3 million for the three months ended June 30, 2010 compared to $17.1 million for the same period in 2009. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2010 as compared to 2009 along with a reduction in outstanding debt of approximately $21.0 million from the prior year period.
Income Tax Expense
     We recognized $14.8 million of income tax expense (or 36.6% of pre-tax income) during the three months ended June 30, 2010 compared to $10.7 million (or 37.5% of pre-tax income) for the same period of 2009.

Net Income
     As a result of the foregoing, consolidated net income increased $7.6 million to $25.6 million for the three months ended June 30, 2010 compared to $18.0 million for the same period in 2009.
Comparison of the Six Months Ended June 30, 2010 and 2009
Revenues
     Our consolidated net revenues increased $48.6 million, or 5.6%, to $920.9 million for the six months ended June 30, 2010 compared to $872.3 million for the same period in 2009. The increase was the result of increased sales in our Retail and Franchise segments, partially offset by a decline in our Manufacturing/Wholesale segment.
     Retail. Revenues in our Retail segment increased $43.1 million, or 6.6%, to $693.7 million for the six months ended June 30, 2010 compared to $650.6 million for the same period in 2009. The increase from 2009 to 2010 included an increase of $5.9 million of sales through www.gnc.com. Sales increases occurred primarily in the sports nutrition category. Our domestic company-owned same store sales, including our internet sales, improved by 4.7% for the six months ended June 30, 2010 compared to the same period in 2009. Our Canadian company-owned same store sales declined by 4.5%, in local currency, for the six months ended June 30, 2010 compared to the same period in 2009. This decline was more than offset by the weakening of the U.S. dollar from 2009 to 2010. Our company-owned store base increased by 62 domestic stores to 2,687 at June 30, 2010 compared to 2,625 at June 30, 2009, primarily due to new store openings and franchise store acquisitions, and by seven Canadian stores to 171 at June 30, 2010 compared to 164 at June 30, 2009.
     Franchise. Revenues in our Franchise segment increased $11.9 million, or 8.9%, to $145.6 million for the six months ended June 30, 2010 compared to $133.7 million for the same period in 2009. Domestic franchise revenue increased by $1.8 million for the six months ended June 30, 2010 compared to the same period in 2009 due to increased product sales and franchise fee revenues. Domestic royalty income increased $0.1 million despite operating 44 fewer stores in the first six months of 2010 compared to the same period in 2009. There were 892 stores at June 30, 2010 compared to 936 stores at June 30, 2009. International franchise revenue increased by $10.1 million for the first six months of 2010 compared to the same period in 2009 primarily as a result of increases in product sales. International royalty income increased $1.6 million for the first six months of 2010 as sales increases in our franchisees’ respective local currencies were impacted by the weakening of the U.S. dollar from 2009 to 2010. Our international franchise store base increased by 157 stores to 1,381 at June 30, 2010 compared to 1,224 at June 30, 2009.
     Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facility in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, decreased $6.4 million, or 7.2%, to $81.6 million for the six months ended June 30, 2010 compared to $88.0 million for the same period in 2009. Sales decreased in the South Carolina plant by $11.5 million, and revenues associated with Rite Aid increased by $4.9 million. This increase was due to increases in product sales to Rite Aid of $3.9 million and increased license fee revenue of $1.0 million as a result of Rite Aid opening 49 more franchise store-within-a-stores in the first six months of 2010 as compared to the same period in 2009.
Cost of Sales
     Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $24.8 million, or 4.4%, to $591.4 million for the six months ended June 30, 2010 compared to $566.6 million for the same period in 2009. Consolidated cost of sales, as a percentage of net revenue, was 64.2% and 65.0% for the six months ended June 30, 2010 and 2009, respectively. Increase in cost of sales was primarily due to higher sales volumes and store counts.
Selling, General and Administrative (“SG&A”) Expenses
     Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $5.5 million, or 2.6%, to $215.2 million, for the six months ended June 30, 2010 compared to $209.7 million for the same period in 2009. These expenses, as a percentage of net revenue, were 23.4% for the six months ended June 30, 2010 compared to 24.0% for the six months ended June 30, 2009.

     Compensation and related benefits. Compensation and related benefits increased $4.6 million, or 3.5%, to $135.4 million for the six months ended June 30, 2010 compared to $130.8 million for the same period in 2009. Increases occurred in (1) base wages of $4.5 million to support our increased store base and sales volume; (2) health insurance expenses of $0.4 million; and (3) other compensation expense of $0.7 million. These increases were offset by declines in incentive and commission expenses of $1.0 million.
     Advertising and promotion. Advertising and promotion expenses increased $0.4 million, or 1.5%, to $29.5 million for the six months ended June 30, 2010 compared to $29.1 million during the same period in 2009. Advertising expense increased primarily as a result of increases in media costs of $1.1 million and other advertising expenses of $0.5 million, offset by decreases in print advertising costs of $1.2 million.
     Other SG&A. Other SG&A expenses, including amortization expense, increased by $0.5 million, or 1.1%, to $50.3 million for the six months ended June 30, 2010 compared to $49.8 million for the six months ended June 30, 2009. Increases in other SG&A included third-party sales commissions of $1.3 million and banking fees of $0.6 million. These were partially offset by decreases in amortization expense of $0.9 million and other selling expenses of $0.5 million.
Foreign Currency (Gain) Loss
     Foreign currency (gain) loss for the six months ended June 30, 2010 and 2009 resulted primarily from accounts payable activity with our Canadian subsidiary. We incurred a gain of $0.1 million for the six months ended June 30, 2010 and an immaterial gain for the six months ended June 30, 2009.
Operating Income
     As a result of the foregoing, consolidated operating income increased $18.4 million or 19.2% to $114.4 million for the six months ended June 30, 2010 compared to $96.0 million for the same period in 2009. Operating income, as a percentage of net revenue, was 12.4% for the six months ended June 30, 2010 and 11.0% for the six months ended June 30, 2009.
     Retail. Operating income increased $13.6 million, or 15.8%, to $99.6 million for the six months ended June 30, 2010 compared to $86.0 million for the same period in 2009. The increase was primarily the result of higher dollar margins on increased sales volumes offset by increases in occupancy costs, compensation costs and other SG&A expenses.
     Franchise. Operating income increased $6.6 million, or 17.0%, to $45.3 million for the six months ended June 30, 2010 compared to $38.7 million for the same period in 2009. This increase was due to increases in royalty income, higher dollar margins on increased product sales to franchisees and reductions in bad debt expenses and amortization expenses.
     Manufacturing/Wholesale. Operating income decreased $1.9 million, or 5.6%, to $33.3 million for the six months ended June 30, 2010 compared to $35.2 million for the same period in 2009. This increase was primarily the result of decreased margins from our South Carolina manufacturing facility, offset by increases in product sales to Rite Aid and in Rite Aid license fee revenue.
     Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.7 million, or 2.4%, to $27.7 million for the six months ended June 30, 2010 compared to $27.0 million for the same period in 2009. The increase in costs was primarily due to increases in fuel costs.
     Corporate Costs. Corporate overhead costs decreased $0.8 million, or 2.4%, to $36.1 million for the six months ended June 30, 2010 compared to $36.9 million for the same period in 2009. This decrease was due to decreases in other selling, general and administrative offset by increases in compensation expenses.

Interest Expense
     Interest expense decreased $3.3 million, or 8.8%, to $32.9 million for the six months ended June 30, 2010 compared to $36.2 million for the same period in 2009. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2010 as compared to 2009.
Income Tax Expense
     We recognized $29.9 million (or 36.7% of pre-tax income) of consolidated income tax expense during the six months ended June 30, 2010 compared to $22.4 million (or 37.5% of pre-tax income) for the same period of 2009.
Net Income
     As a result of the foregoing, consolidated net income increased $14.1 million to $51.6 million for the six months ended June 30, 2010 compared to $37.4 million for the same period in 2009.
Liquidity and Capital Resources
     At June 30, 2010, we had $118.5 million in cash and cash equivalents and $415.1 million in working capital, compared with $75.1 million in cash and cash equivalents and $382.6 million in working capital at December 31, 2009. The $32.5 million increase in our working capital was driven by increases in our inventory and cash and a decrease in our accrued interest and accrued payroll. This was offset by an increase in our accounts payable and a reduction in our prepaid income taxes.
     We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”). At June 30, 2010, we had $44.7 million available under the Revolving Credit Facility, after giving effect to $9.0 million utilized to secure letters of credit and a $6.3 million commitment from subsidiaries of Lehman Brothers Holdings Inc. (collectively, “Lehman”) that we do not expect Lehman will fund.
We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. In March 2010, our board of directors declared and paid a $28.4 million dividend to our direct parent company, GNC Corporation. Those funds were then dividended to and are currently held by GNC Acquisition Holdings Inc., our ultimate parent company. The dividend was paid with cash generated from operations.
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
     The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009:

	Six months	Six months
	ended June 30,	ended June 30,
(Dollars in millions)	2010	2009
Cash provided by operating activities	$86.6	$56.3
Cash used in investing activities	(13.9)	(12.2)
Cash used in financing activities	(29.4)	(19.9)

Cash Provided by Operating Activities
     Cash provided by operating activities was $86.6 million for the six months ended June 30, 2010 and $56.3 million for the six months ended June 30, 2009. A primary reason for the increase in cash provided by operating activities was the increase in net income of $14.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our inventory increased by $25.6 million in support of the higher sales volumes and purchases for new product introductions. Accounts payable increased by $24.1 million due to the timing of disbursements and related inventory growth. The above were supplemented by an increase in our accrued liabilities and a reduction in our prepaid income taxes.
     For the six months ended June 30, 2009, our inventory increased by $21.2 million in support of the higher sales volume at our stores. Accounts payable decreased by $4.8 million due to the timing of disbursements; in addition, accrued interest decreased by $1.8 million, a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes. These were offset by increases in our accrued liabilities and accrued income taxes.
Cash Used in Investing Activities
     We used cash for investing activities of $13.9 million and $12.2 million for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures, which were primarily for new stores, and improvements to our retail stores and our South Carolina manufacturing facility, were $13.7 million and $11.3 million for the six months ended June 30, 2010 and 2009, respectively.
     We currently have no material capital commitments for the remainder of 2010. Our capital expenditures typically consist of certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.
Cash Used in Financing Activities
     For the six months ended June 30, 2010 we used cash of $29.4 million, primarily for a $28.4 million dividend that was declared and paid in March 2010 to GNC Corporation, our direct parent. In addition, we made payments of $1.0 million on long-term debt, including $0.2 million for an excess cash payment in March 2010 under the requirements of the Senior Credit Facility. This payment was calculated based on 2009 financial results as defined by the Senior Credit Facility.
     We used cash from financing activities of $19.9 million for the six months ended June 30, 2009 primarily for the following long-term debt payments: (1) $3.8 million for an excess cash payment in March 2009 under the requirements of the 2007 Senior Credit Facility; (2) $5.4 million for the outstanding balance on the Revolving Credit Facility in May 2009; and (3) a $9.0 million optional prepayment on the 2007 Senior Credit Facility in June 2009. The following is a summary of our debt:
     $735.0 Million Senior Credit Facility. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and the $60.0 million Revolving Credit Facility. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012. Interest on the 2007 Senior Credit Facility accrues at a variable rate and was 2.6% at June 30, 2010. As of June 30, 2010 and December 31, 2009, $9.0 million and $7.9 million, respectively, of the Revolving Credit Facility were pledged to secure letters of credit.
     Senior Toggle Notes. We have outstanding $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”). Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Toggle Notes accrues at a variable rate and was 5.8% at June 30, 2010. To date, we have elected to make interest payments in cash.
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
Off Balance Sheet Arrangements
     As of June 30, 2010, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
Recently Issued Accounting Pronouncements
     As of June 30, 2010, there were no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     We are exposed to market risks from interest rate changes on our variable rate debt. Although changes in interest rates do not impact our operating income the changes could affect the fair value of our interest rate swaps and interest payments. As of June 30, 2010, we had fixed rate debt of $116.5 million and variable rate debt of $942.5 million.
     To manage this risk, we have entered into interest rate swap agreements. These agreements are summarized in the following table:

Derivative	Total Notional Amount	Term	Counterparty Pays	Company Pays
Interest Rate Swap	$150.0 million	April 2009-April 2011	3 month LIBOR	3.07%
Interest Rate Swap	$150.0 million	April 2010-April 2011	3 month LIBOR	3.41%
Interest Rate Swap	$100.0 million	September 2008-September 2011	3 month LIBOR	3.31%
Interest Rate Swap	$150.0 million	September 2009-September 2012	6 month LIBOR	2.68%

     Based on our variable rate debt balance as of June 30, 2010 a 1% change in interest rates would increase or decrease our annual interest cost by $3.9 million. At June 30, 2010 there were no other material changes in our market risks relating to interest and foreign exchange rates as of December 31, 2009.
     We do not enter into derivative transactions for speculative purposes and hold no derivative instruments for trading purposes.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Item 4. Removed and Reserved.
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

GENERAL NUTRITION CENTERS, INC. (Registrant)
August 10, 2010	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer (Principal Executive Officer)

August 10, 2010	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer (Principal Financial Officer)