Form 10-Q
period 2010-09-30
GENERAL NUTRITION CENTERS, INC.
filed 2010-11-04
CIK 1286045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [   ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [   ]       Accelerated filer  [   ]      Non-accelerated filer[ X ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [ X ] No

As of November 4, 2010, 100 shares of common stock, par value $0.01 per share (the “Common Stock”), of General Nutrition Centers, Inc. were outstanding.  All shares of our Common Stock are held by GNC Corporation.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2010	2009 *
Current assets:	(unaudited)
Cash and cash equivalents	$121,704	$75,089
Receivables, net	105,781	94,355
Inventories, net (Note 3)	396,788	370,492
Prepaids and other current assets	33,639	42,219
Total current assets	657,912	582,155

Long-term assets:
Goodw ill (Note 4)	624,920	624,753
Brands (Note 4)	720,000	720,000
Other intangible assets, net (Note 4)	148,873	154,370
Property, plant and equipment, net	192,816	199,581
Deferred financing fees, net	15,216	18,411
Other long-term assets	4,781	4,332
Total long-term assets	1,706,606	1,721,447

Total assets	$2,364,518	$2,303,602

Current liabilities:
Accounts payable	$99,380	$95,904
Accrued payroll and related liabilities	26,918	22,277
Accrued interest (Note 5)	5,576	14,552
Current portion, long-term debt (Note 5)	1,565	1,724
Deferred revenue and other current liabilities	77,905	65,130
Total current liabilities	211,344	199,587

Long-term liabilities:
Long-term debt (Note 5)	1,057,208	1,058,085
Deferred tax liabilities, net	291,798	288,894
Other long-term liabilities	31,425	39,520
Total long-term liabilities	1,380,431	1,386,499

Total liabilities	1,591,775	1,586,086

Stockholder's equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding
Paid-in-capital	597,308	594,932
Retained earnings	179,744	129,783
Accumulated other comprehensive loss	(4,309)	(7,199)
Total stockholder's equity	772,743	717,516

Total liabilities and stockholder's equity	$2,364,518	$2,303,602

* Footnotes summarized from the Audited Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue	$465,746	$430,798	$1,386,669	$1,303,111

Cost of sales, including costs of warehousing, distribution and occupancy	302,667	282,606	894,035	849,241
Gross profit	163,079	148,192	492,634	453,870

Compensation and related benefits	69,174	65,470	204,566	196,321
Advertising and promotion	10,643	11,043	40,219	40,177
Other selling, general and administrative	24,115	24,272	74,373	74,006
Foreign currency (gain) loss	(92)	6	(149)	(27)
Operating income	59,239	47,401	173,625	143,393

Interest expense, net (Note 5)	16,340	16,874	49,286	53,017

Income before income taxes	42,899	30,527	124,339	90,376

Income tax expense (Note 11)	16,114	11,002	45,994	33,440

Net income	$26,785	$19,525	$78,345	$56,936

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Equity and Comprehensive Income

(in thousands, except share data)

	Common Stock			Retained	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity

Balance at December 31, 2009	100	$-	$594,932	$129,783	$(7,199)	$717,516

Comprehensive income:
Net income	-	-	-	78,345	-	78,345
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $1,367	-	-	-	-	2,389	2,389
Foreign currency translation adjustments	-	-	-	-	501	501
Comprehensive income						81,235

Non-cash stock-based compensation	-	-	2,376	-	-	2,376
Dividend payment	-	-	-	(28,384)	-	(28,384)

Balance at September 30, 2010 (unaudited)	100	$-	$597,308	$179,744	$(4,309)	$772,743

Balance at December 31, 2008	100	$-	$592,355	$73,764	$(14,057)	$652,062

Comprehensive income:
Net income	-	-	-	56,936	-	56,936
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $753	-	-	-	-	1,316	1,316
Foreign currency translation adjustments	-	-	-	-	3,451	3,451
Comprehensive income						61,703

Return of capital to GNC Corporation	-	-	(278)	-	-	(278)
Non-cash stock-based compensation	-	-	2,062	-	-	2,062
Dividend payment	-	-	-	(13,600)	-	(13,600)

Balance at September 30, 2009 (unaudited)	100	$-	$594,139	$117,100	$(9,290)	$701,949

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,345	$56,936

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	27,939	27,327
Amortization of intangible assets	5,914	7,308
Amortization of deferred financing fees	3,195	3,053
Amortization of original issue discount	304	277
Increase in provision for inventory losses	10,877	8,278
Non-cash stock-based compensation	2,376	2,062
Decrease in provision for losses on accounts receivable	(858)	(2,173)
Decrease (increase) in net deferred taxes	(1,381)	10,970

Changes in assets and liabilities:
Increase in receivables	(10,707)	(6,762)
Increase in inventory, net	(36,770)	(19,298)
Increase in franchise note receivables, net	(392)	(31)
Increase in accrued income taxes	11,525	8,928
Decrease in other assets	1,429	7,486
Increase (decrease) in accounts payable	3,398	(21,025)
Decrease in interest payable	(8,976)	(9,475)
Increase in accrued liabilities	11,336	3,987
Net cash provided by operating activities	97,554	77,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,969)	(20,448)
Franchise store conversions	67	231
Store acquisition costs	(345)	(1,791)
Net cash used in investing activities	(21,247)	(22,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of capital to Parent company	-	(278)
Dividend payment	(28,384)	(13,600)
Debt financing fees	-	(45)
Payments on long-term debt	(1,341)	(19,973)
Net cash used in financing activities	(29,725)	(33,896)

Effect of exchange rate on cash	33	308
Net increase in cash	46,615	22,252
Beginning balance, cash	75,089	42,307
Ending balance, cash	$121,704	$64,559

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

The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its retail, franchising and manufacturing/wholesale segments. The Company operates primarily in three business segments: Retail, Franchising, and Manufacturing/Wholesale.  Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through www.gnc.com.  Franchise stores are physically located in the United States and 45 international countries. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina.  The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

Merger of the Company. On February 8, 2007, GNC Parent Corporation entered into an Agreement and Plan of Merger with GNC Acquisition Inc. and its parent company, GNC Acquisition Holdings Inc. (“Parent”), pursuant to which GNC Acquisition Inc. agreed to merge with and into GNC Parent Corporation, with GNC Parent Corporation as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).  Immediately following the Merger, GNC Parent Corporation was converted into a Delaware limited liability company and renamed GNC Parent LLC.  The purchase equity contribution was made by Ares Corporate Opportunities Fund II, L.P. (“ACOF”) and Ontario Teachers’ Pension Plan Board (“OTPP”) (collectively, the “Sponsors”), together with additional institutional investors and certain management of the Company.  The transaction closed on March 16, 2007 and was accounted for under the purchase method of accounting.  The transaction occurred between unrelated parties and no common control existed.  The Merger consideration (excluding acquisition costs of $13.7 million) totaled $1.65 billion, including the repayment of existing debt and other liabilities, and was funded with a combination of equity contributions and the issuance of new debt.  The Merger agreement requires payments to former shareholders and option holders in lieu of income tax payments made for utilizing net operating losses created as a result of the Merger.  No such payments were made during the nine months ended September 30, 2010 or September 30, 2009.

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

The accounting policies of the Company are consistent with the policies disclosed in the Company’s audited financial statements for the year ended December 31, 2009.  There have been no material changes to the application of critical accounting policies and significant judgments and estimates since December 31, 2009.

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

Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less.  The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash, and the amounts due from these transactions totaled $2.1 million at both September 30, 2010 and December 31, 2009.

Book overdrafts of $9.8 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively, represent checks issued that had not been presented for payment to the banks and are classified as accounts payable in the Company’s consolidated balance sheet.  The Company typically funds these overdrafts through normal collections of funds or transfers from bank balances at other financial institutions.  Under the terms of the Company’s facilities with its banks, the respective financial institutions are not obligated to honor the book overdraft balances as of September 30, 2010 and December 31, 2009, or any balance on any given date.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Instruments and Derivatives.  As part of the Company’s financial risk management program, it uses certain derivative financial instruments.  The Company does not enter into derivative transactions for speculative purposes and holds no derivative instruments for trading purposes.  The Company uses derivative financial instruments to reduce its exposure to market risk for changes in interest rates primarily in respect to its long term debt obligations.  The Company tries to manage its interest rate risk in order to balance its exposure to both fixed and floating rates while minimizing its borrowing costs.  Floating-to-fixed interest rate swap agreements, designated as cash flow hedges of interest rate risk, are entered into from time to time to hedge the Company’s exposure to interest rate changes on a portion of the Company’s floating rate debt. These interest rate swap agreements convert a portion of its floating rate debt to fixed rate debt. Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an upfront premium. The Company records the fair value of these contracts as an asset or a liability, as applicable, in the balance sheet.  The effective portions of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income, net of tax.  The ineffective portions, if any, are recorded in interest expense in the current period. As of September 30, 2010, the Company has not recorded any hedge ineffectiveness in earnings related to its cash flow hedges.

Derivatives designated as hedging instruments have been recorded in the consolidated balance sheet at fair value as follows:

		Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009
		(unaudited)
		(in thousands)
Interest Rate Products	Other current liabilities	$(7,232)	$-
Interest Rate Products	Other long-term liabilities	$(3,691)	$(14,679)

The Company has interest rate swap agreements outstanding that effectively convert an aggregate $550.0 million of debt from floating to fixed interest rates.  One of these agreements includes an embedded derivative contract with a purchased interest rate floor that effectively converts $150.0 million of the Senior Toggle Notes from a floating to a fixed rate. The floor is intended to replicate the optionality present in the original debt agreement, providing an equivalent offset in the interest payments. The Company did not enter into any new swap agreements during the first nine months of 2010. Each of the four outstanding agreements matures between April 2011 and September 2012.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $9.6 million will be reclassified as an increase to interest expense.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Components of gains and losses for the three months ended September 30, 2010 and 2009 are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(unaudited) (in thousands)

2010

Interest Rate Products	$(1,988)	Interest income (expense)	$(3,344)

2009

Interest Rate Products	$(5,219)	Interest income (expense)	$(3,381)

Components of gains and losses for the nine months ended September 30, 2010 and 2009 are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	(unaudited) (in thousands)

2010

Interest Rate Products	$(7,262)	Interest income (expense)	$(11,018)

2009

Interest Rate Products	$(6,307)	Interest income (expense)	$(8,376)

Under the Company’s agreements with its derivative counterparty, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2010, the settlement value of derivatives in a net liability position related to these agreements was $13.5 million, including accrued interest of $2.2 million but excluding adjustments for nonperformance risk.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements

As of September 30, 2010, there were no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 3.  INVENTORIES, NET

Inventories at each respective period consisted of the following:

	September 30, 2010
			Net Carrying
	Gross cost	Reserves (a)	Value
		(unaudited)
		(in thousands)
Finished product ready for sale	$331,179	$(8,293)	$322,886
Work-in-process, bulk product and raw materials	68,827	(1,471)	67,356
Packaging supplies	6,546	-	6,546
	$406,552	$(9,764)	$396,788

	December 31, 2009
			Net Carrying
	Gross cost	Reserves (a)	Value
		(in thousands)
Finished product ready for sale	$319,688	$(8,266)	$311,422
Work-in-process, bulk product and raw materials	54,803	(1,288)	53,515
Packaging supplies	5,555	-	5,555
	$380,046	$(9,554)	$370,492

(a)   Reserves primarily consist of amounts recorded for obsolescence.

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

For the nine months ended September 30, 2010, the Company acquired 17 franchise stores.  These acquisitions were accounted for utilizing the acquisition method of accounting and the Company recorded the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $1.4 million, of which $0.3 million was paid in cash.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s goodwill activity from December 31, 2009 to September 30, 2010:

	Retail	Franchising	Manufacturing/ Wholesale	Total
		(in thousands)
Balance at December 31, 2009	$304,609	$117,303	$202,841	$624,753
Acquired franchise stores	167	-	-	167
Balance at September 30, 2010 (unaudited)	$304,776	$117,303	$202,841	$624,920

The following table summarizes the Company’s intangible asset activity from December 31, 2009 to September 30, 2010:

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2009	$375	$500,000	$220,000	$153,076	$919	$874,370
Acquired franchise stores	-	-	-	-	417	417
Amortization expense	(375)	-	-	(5,140)	(399)	(5,914)
Balance at September 30, 2010 (unaudited)	$-	$500,000	$220,000	$147,936	$937	$868,873

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	September 30, 2010			December 31, 2009
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount

			(unaudited)
				(in thousands)
Brands - retail	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Brands - franchise	-	220,000	-	220,000	220,000	-	220,000
Gold card - retail	3	3,500	(3,500)	-	3,500	(3,354)	146
Gold card - franchise	3	5,500	(5,500)	-	5,500	(5,271)	229
Retail agreements	25-35	31,000	(3,880)	27,120	31,000	(3,090)	27,910
Franchise agreements	25	70,000	(9,917)	60,083	70,000	(7,817)	62,183
Manufacturing agreements	25	70,000	(9,917)	60,083	70,000	(7,817)	62,183
Other intangibles	5	1,150	(500)	650	1,150	(350)	800
Franchise rights	1-5	3,478	(2,541)	937	3,061	(2,142)	919
		$904,628	$(35,755)	$868,873	$904,211	$(29,841)	$874,370

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at September 30, 2010:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2010	1,846
2011	7,266
2012	7,081
2013	6,973
2014	6,690
Thereafter	119,017
Total	$148,873

NOTE 5.  LONG-TERM DEBT / INTEREST EXPENSE

Long-term debt at each respective period consisted of the following:

	September 30,	December 31,
	2010	2009
	(unaudited)
	(in thousands)

2007 Senior Credit Facility	$644,382	$644,619
Senior Toggle Notes	298,264	297,959
10.75% Senior Subordinated Notes	110,000	110,000
Mortgage	6,089	7,184
Capital leases	38	47
Less: current maturities	(1,565)	(1,724)
Total	$1,057,208	$1,058,085

The Company’s net interest expense for each respective period is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands)

2007 Senior Credit Facility
Term Loan	$7,241	$7,823	$22,024	$24,971
Revolver	111	113	335	378
Senior Toggle Notes	4,874	4,716	14,583	15,050
10.75% Senior Subordinated Notes	2,957	2,956	8,869	8,868
Deferred financing fees	1,071	1,026	3,195	3,053
Mortgage	110	135	341	423
OID amortization	103	95	304	277
Interest expense (income) - other	(127)	10	(365)	(3)
Interest expense, net	$16,340	$16,874	$49,286	$53,017

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued interest at each respective period consisted of the following:

	September 30,	December 31,
	2010	2009

	(unaudited)

	(in thousands)

2007 Senior Credit Facility	$4,189	$5,350
Senior Toggle Notes	862	5,720
10.75% Senior Subordinated Notes	525	3,482
Total	$5,576	$14,552

Interest on the 2007 Senior Credit Facility and the Senior Toggle Notes is based on variable rates.  At both September 30, 2010 and December 31, 2009 the interest rate for the 2007 Senior Credit Facility was 2.5%.  At September 30, 2010 and December 31, 2009 the interest rate for the Senior Toggle Notes was 5.8%.

NOTE 6.  FINANCIAL INSTRUMENTS

At September 30, 2010 and December 31, 2009, the Company’s financial instruments consisted of cash and cash equivalents, receivables, franchise notes receivable, accounts payable, certain accrued liabilities and long-term debt. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments.  Based on current interest rates and their underlying risk, the carrying value of the franchise notes receivable approximate their fair value. These fair values are reflected net of reserves, which are recognized according to Company policy.  The Company determined the estimated fair values of its debt by using currently available market information and estimates and assumptions where appropriate.  Accordingly, as considerable judgment is required to determine these estimates, changes in the assumptions or methodologies may have an effect on these estimates.  The actual and estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(unaudited)
	(in thousands)
Cash and cash equivalents	$121,704	$121,704	$75,089	$75,089
Receivables	105,781	105,781	94,355	94,355
Franchise notes receivable	3,624	3,624	3,364	3,364
Accounts payable	99,380	99,380	95,904	95,904
Long term debt (including current portion)	1,058,773	1,003,307	1,059,809	977,718

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

As of October 21, 2010, GNC has been named in approximately 43 personal injury actions in 13 states claiming injuries from use and consumption of Hydroxycut-branded products.  During the third quarter of 2010, 6 such personal injury actions naming GNC were filed.  In addition, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, GNC has been named in six active putative class actions that generally include claims of consumer fraud, misrepresentation, strict liability, and breach of warranty related to Hydroxycut-branded products.  By court order dated October 6, 2009, the United States Judicial Panel on Multidistrict Litigation consolidated pretrial proceedings of many of the pending actions (including the GNC class actions).  Any liabilities that may arise from these matters are not probable or reasonably estimable at this time.

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

The Company utilizes the Black-Scholes model to calculate the fair value of options under the standard on stock compensation.  The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period.  At September 30, 2010, the net unrecognized compensation cost was $7.1 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

The following table outlines the Parent’s stock option activity:

		Weighted
		Average
	Total Options	Exercise Price

Outstanding at December 31, 2009	9,263,640	$7.27
Granted	680,000	12.58
Exercised	(13,876)	7.91
Forfeited	(433,325)	7.87
Expired	(33,251)	6.49
Outstanding at September 30, 2010	9,463,188	$7.63

Exercisable at September 30, 2010	4,843,811	$6.71

The standard on stock compensation requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the nine months ended September 30, 2010 and 2009 was $2.4 million and $2.1 million, respectively.

At September 30, 2010, the weighted average remaining contractual life of outstanding options was 6.8 years.  At September 30, 2010, the weighted average remaining contractual life of exercisable options was 6.2 years.  The weighted average fair value of options granted during 2010 was $2.64.

The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options since the inception of the Plan, the option term has been estimated by considering both the vesting period, which is typically four or five years, and the contractual term of ten years. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized its current peer group average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made during the nine months ended September 30, 2010 were as follows:

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30,
2010
(unaudited)
Dividend yield	0.00%
Expected option life	7.5 years
Volatility factor percentage of market price	31.5% -33.0%
Discount rate	2.49% - 3.28%

As the Black-Scholes model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

NOTE 9.  SEGMENTS

The Company has three reportable segments, each of which represents an identifiable component of the Company for which separate financial information is available.  This information is utilized by management to assess performance and allocate assets accordingly.  The Company’s management evaluates segment operating results based on several indicators.  The primary key performance indicators are sales and operating income or loss for each segment.  Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs.  The following table represents key financial information for each of the Company’s reportable segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale.  The Retail reportable segment includes the Company’s corporate store operations in the United States, Canada and its www.gnc.com business.  The Franchise reportable segment represents the Company’s franchise operations, both domestically and internationally.  The Manufacturing/Wholesale reportable segment represents the Company’s manufacturing operations in South Carolina and the Wholesale sales business.  This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale.  The Warehousing and Distribution Costs, Corporate Costs, and Other Unallocated Costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,	September	September 30,	September 30,
	2010	2009	2010	2009
	(unaudited)
	(in thousands)
Revenue:
Retail	$338,231	$311,933	$1,031,899	$962,587
Franchise	76,980	67,355	222,625	201,063
Manufacturing/Wholesale:
Intersegment (1)	55,821	51,452	154,428	149,470
Third Party	50,535	51,510	132,145	139,461
Sub total Manufacturing/Wholesale	106,356	102,962	286,573	288,931
Sub total segment revenues	521,567	482,250	1,541,097	1,452,581
Intersegment elimination (1)	(55,821)	(51,452)	(154,428)	(149,470)
Total revenue	$465,746	$430,798	$1,386,669	$1,303,111

Operating income:
Retail	$47,670	$37,251	$147,248	$123,277
Franchise	26,329	22,486	71,660	61,243
Manufacturing/Wholesale	17,901	18,854	51,140	54,072
Unallocated corporate and other costs:
Warehousing and distribution costs	(13,784)	(13,441)	(41,450)	(40,458)
Corporate costs	(18,877)	(17,749)	(54,973)	(54,741)
Sub total unallocated corporate and other costs	(32,661)	(31,190)	(96,423)	(95,199)
Total operating income	$59,239	$47,401	$173,625	$143,393

(1) Intersegment revenues are eliminated from consolidated revenue.

NOTE 10.  SUPPLEMENTAL GUARANTOR INFORMATION

As of September 30, 2010 the Company’s debt included its 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes.  The 2007 Senior Credit Facility has been guaranteed by the Company’s direct parent, GNC Corporation, and the Company’s existing and future direct and indirect material domestic subsidiaries.  The Senior Toggle Notes are general non collateralized obligations of the Company, are effectively subordinated to the Company’s 2007 Senior Credit Facility to the extent of the value of the collateral securing the 2007 Senior Credit Facility and are senior in right of payment to all existing and future subordinated obligations of the Company, including its 10.75% Senior Subordinated Notes.  The Senior Toggle Notes are unconditionally guaranteed on a non collateralized basis by all of the Company’s existing and future direct and indirect material domestic subsidiaries.  The 10.75% Senior Subordinated Notes are general non collateralized obligations and are guaranteed on a senior subordinated basis by the Company’s existing and future direct and indirect material domestic subsidiaries and rank junior in right of payment to the Company’s 2007 Senior Credit Facility and Senior Toggle Notes.  The guarantors are the same for the 2007 Senior Credit Facility, Senior Toggle Notes and 10.75% Senior Subordinated Notes.  Non-guarantor subsidiaries include the Company’s direct and indirect foreign subsidiaries.  Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company.  The guarantees are full and unconditional and joint and several.  Investments in subsidiaries are accounted for under the equity method of accounting.

Presented below are condensed consolidating financial statements of the Company as the parent/issuer, and the combined guarantor and non-guarantor subsidiaries as of September 30, 2010, December 31, 2009, and the three and nine months ended September 30, 2010 and 2009.  Intercompany balances and transactions have been eliminated.

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
September 30, 2010	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$114,554	$3,953	$3,197	$-	$121,704
Receivables, net	1,827	103,318	636	-	105,781
Intercompany receivables	83,740	-	-	(83,740)	-
Inventories, net	-	366,494	30,294	-	396,788
Prepaids and other current assets	13,464	13,656	6,519	-	33,639
Total current assets	213,585	487,421	40,646	(83,740)	657,912

Goodwill	-	624,452	468	-	624,920
Brands	-	720,000	-	-	720,000
Property, plant and equipment, net	6,899	157,706	28,211	-	192,816
Investment in subsidiaries	1,633,003	(8,011)	-	(1,624,992)	-
Other assets	25,952	151,699	-	(8,781)	168,870
Total assets	$1,879,439	$2,133,267	$69,325	$(1,717,513)	$2,364,518

Current liabilities
Current liabilities	$38,876	$159,853	$12,615	$-	$211,344
Intercompany payables	-	64,244	19,496	(83,740)	-
Total current liabilities	38,876	224,097	32,111	(83,740)	211,344

Long-term debt	1,052,646	23	13,320	(8,781)	1,057,208
Deferred tax liabilities	(370)	292,533	(365)	-	291,798
Other long-term liabilities	15,544	13,974	1,907	-	31,425
Total liabilities	1,106,696	530,627	46,973	(92,521)	1,591,775
Total stockholder's equity (deficit)	772,743	1,602,640	22,352	(1,624,992)	772,743
Total liabilities and stockholder's equity (deficit)	$1,879,439	$2,133,267	$69,325	$(1,717,513)	$2,364,518

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Condensed Consolidating Balance Sheets

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
December 31, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in thousands)

Current assets
Cash and cash equivalents	$77,797	$(4,801)	$2,093	$-	$75,089
Receivables, net	895	92,273	1,187	-	94,355
Intercompany receivables	139,168	-	-	(139,168)	-
Inventories, net	-	339,975	30,517	-	370,492
Prepaids and other current assets	19,308	14,409	8,502	-	42,219
Total current assets	237,168	441,856	42,299	(139,168)	582,155

Goodwill	-	624,285	468	-	624,753
Brands	-	720,000	-	-	720,000
Property, plant and equipment, net	7,409	163,882	28,290	-	199,581
Investment in subsidiaries	1,550,708	(7,687)	-	(1,543,021)	-
Other assets	28,876	157,018	-	(8,781)	177,113
Total assets	$1,824,161	$2,099,354	$71,057	$(1,690,970)	$2,303,602

Current liabilities
Current liabilities	$34,129	$154,435	$11,023	$-	$199,587
Intercompany payables	-	113,359	25,809	(139,168)	-
Total current liabilities	34,129	267,794	36,832	(139,168)	199,587

Long-term debt	1,052,341	32	14,493	(8,781)	1,058,085
Deferred tax liabilities	(4,754)	294,087	(439)	-	288,894
Other long-term liabilities	24,929	14,129	462	-	39,520
Total liabilities	1,106,645	576,042	51,348	(147,949)	1,586,086
Total stockholder's equity (deficit)	717,516	1,523,312	19,709	(1,543,021)	717,516
Total liabilities and stockholder's equity (deficit)	$1,824,161	$2,099,354	$71,057	$(1,690,970)	$2,303,602

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2010	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(unaudited)
			(in thousands)
Revenue	$-	$442,734	$26,450	$(3,438)	$465,746

Cost of sales, including costs of warehousing, distribution and occupancy	-	286,088	20,017	(3,438)	302,667
Gross profit	-	156,646	6,433	-	163,079

Compensation and related benefits	11,930	52,877	4,367	-	69,174
Advertising and promotion	-	10,488	155	-	10,643
Other selling, general and administrative	7,544	16,578	(7)	-	24,115
Subsidiary (income) expense	(27,196)	107	-	27,089	-
Other (income) expense	(18,649)	17,750	807	-	(92)
Operating income (loss)	26,371	58,846	1,111	(27,089)	59,239

Interest expense, net	883	15,182	275	-	16,340
Income (loss) before income taxes	25,488	43,664	836	(27,089)	42,899

Income tax (benefit) expense	(1,297)	17,239	172	-	16,114

Net income (loss)	$26,785	$26,425	$664	$(27,089)	$26,785

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2010	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(unaudited)
			(in thousands)
Revenue	$-	$1,314,091	$82,767	$(10,189)	$1,386,669

Cost of sales, including costs of warehousing, distribution and occupancy	-	843,217	61,007	(10,189)	894,035
Gross profit	-	470,874	21,760	-	492,634

Compensation and related benefits	33,030	158,485	13,051	-	204,566
Advertising and promotion	-	39,436	783	-	40,219
Other selling, general and administrative	23,443	50,545	385	-	74,373
Subsidiary (income) expense	(81,794)	324	-	81,470	-
Other (income) expense	(53,677)	49,749	3,779	-	(149)
Operating income (loss)	78,998	172,335	3,762	(81,470)	173,625

Interest expense, net	2,622	45,840	824	-	49,286
Income (loss) before income taxes	76,376	126,495	2,938	(81,470)	124,339

Income tax (benefit) expense	(1,969)	47,167	796	-	45,994

Net income (loss)	$78,345	$79,328	$2,142	$(81,470)	$78,345

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Three months ended September 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(unaudited)
			(in thousands)
Revenue	$-	$409,634	$26,343	$(5,179)	$430,798

Cost of sales, including costs of warehousing,
distribution and occupancy	-	268,609	19,176	(5,179)	282,606
Gross profit	-	141,025	7,167	-	148,192

Compensation and related benefits	9,897	51,442	4,131	-	65,470
Advertising and promotion	-	10,925	118	-	11,043
Other selling, general and administrative	8,382	15,885	5	-	24,272
Subsidiary (income) expense	(20,789)	236	-	20,553	-
Other (income) expense	(17,407)	16,452	961	-	6
Operating income (loss)	19,917	46,085	1,952	(20,553)	47,401

Interest expense, net	982	15,595	297	-	16,874
Income (loss) before income taxes	18,935	30,490	1,655	(20,553)	30,527

Income tax (benefit) expense	(590)	11,084	508	-	11,002

Net income (loss)	$19,525	$19,406	$1,147	$(20,553)	$19,525

Supplemental Condensed Consolidating Statements of Operations

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2009	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(unaudited)
			(in thousands)
Revenue	$-	$1,238,791	$75,784	$(11,464)	$1,303,111

Cost of sales, including costs of warehousing,
distribution and occupancy	-	807,078	53,627	(11,464)	849,241
Gross profit	-	431,713	22,157	-	453,870

Compensation and related benefits	30,639	153,818	11,864	-	196,321
Advertising and promotion	-	39,571	606	-	40,177
Other selling, general and administrative	25,516	48,345	145	-	74,006
Subsidiary (income) expense	(60,434)	681	-	59,753	-
Other (income) expense	(53,546)	50,702	2,817	-	(27)
Operating income (loss)	57,825	138,596	6,725	(59,753)	143,393

Interest expense, net	2,746	49,384	887	-	53,017
Income (loss) before income taxes	55,079	89,212	5,838	(59,753)	90,376

Income tax (benefit) expense	(1,857)	33,560	1,737	-	33,440

Net income (loss)	$56,936	$55,652	$4,101	$(59,753)	$56,936

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2010	Issuer	Subsidiaries	Subsidiaries	Consolidated

	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$-	$93,591	$3,963	$97,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,389)	(16,783)	(1,797)	(20,969)
Investment/distribution	67,767	(67,767)	-	-
Other investing	-	(278)	-	(278)
Net cash provided by (used in) investing activities	65,378	(84,828)	(1,797)	(21,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payment	(28,384)	-	-	(28,384)
Other financing	(237)	(9)	(1,095)	(1,341)
Net cash used in financing activities	(28,621)	(9)	(1,095)	(29,725)

Effect of exchange rate on cash	-	-	33	33

Net increase in cash	36,757	8,754	1,104	46,615

Beginning balance, cash	77,797	(4,801)	2,093	75,089

Ending balance, cash	$114,554	$3,953	$3,197	$121,704

GENERAL NUTRITION CENTERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Condensed Consolidating Statements of Cash Flows

		Combined	Combined
	Parent/	Guarantor	Non-Guarantor
Nine months ended September 30, 2009	Issuer	Subsidiaries	Subsidiaries	Consolidated

	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$-	$74,730	$3,118	$77,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,821)	(15,920)	(2,707)	(20,448)
Investment/distribution	99,486	(99,486)	-	-
Other investing	-	(1,560)	-	(1,560)
Net cash provided by (used in) investing activities	97,665	(116,966)	(2,707)	(22,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in
General Nutrition Centers, Inc	(278)	-	-	(278)
Dividend payment	(13,600)	-	-	(13,600)
Financing fees	(45)	-	-	(45)
Other financing	(18,945)	(5)	(1,023)	(19,973)
Net cash used in financing activities	(32,868)	(5)	(1,023)	(33,896)

Effect of exchange rate on cash	-	-	308	308

Net increase (decrease) in cash	64,797	(42,241)	(304)	22,252

Beginning balance, cash	-	40,077	2,230	42,307

Ending balance, cash	$64,797	$(2,164)	$1,926	$64,559

NOTE 11.  INCOME TAXES

The Company files a consolidated U.S. federal tax return and various consolidated and separate tax returns as prescribed by the tax laws of the state, local, and international jurisdictions in which it and its subsidiaries operate.  The Company has been audited by the Internal Revenue Service (the “IRS”) through its March 15, 2007 tax year.  The Company has various state, local, and international jurisdiction tax years open to examination (the earliest open period is 2003), and is also currently under audit in certain state and local jurisdictions. As of September 30, 2010, the Company believes that it has appropriately reserved for any potential federal, state, local, and international income tax exposures.

The Company recorded additional unrecognized tax benefits of approximately $0.9 million during the nine months ended September 30, 2010, exclusive of $0.9 million settled.  The additional unrecognized tax benefits recorded during the nine months ended September 30, 2010 are principally related to the continuation of previously taken tax positions.  As of September 30, 2010 and December 31, 2009, the Company had $6.7 million and $6.8 million, respectively, of unrecognized tax benefits.  As of September 30, 2010, the Company is not aware of any tax positions for which it is reasonably possible that the amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $6.7 million.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $2.5 million and $2.2 million, respectively, for September 30, 2010 and December 31, 2009 in potential interest and penalties associated with uncertain tax positions.  To the extent interest and penalties are not assessed with respect to the ultimate settlement of uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
		(unaudited)

		(in thousands)

Other current liabilities	$-	$7,232	$-

Other long-term liabilities	$2,612	$3,691	$-

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
		(in thousands)

Other current liabilities	$-	$-	$-

Other long-term liabilities	$2,337	$14,679	$-

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

NOTE 13. RELATED PARTY TRANSACTIONS

Management Services Agreement.  In connection with the Merger, the Company entered into a Management Services Agreement with Parent.  Under the terms of the agreement, Parent provides the Company and its subsidiaries with certain services in exchange for an annual fee of $1.5 million, as well as customary fees for services rendered in connection with certain major financial transactions, plus reimbursement of expenses and a tax gross-up relating to a non-tax deductible portion of the fee.  The Company provides customary indemnifications to Parent and its affiliates and those providing services on its behalf.  In addition, upon consummation of the Merger, the Company incurred an aggregate fee of $10.0 million, plus reimbursement of expenses, payable to Parent for services rendered in connection with the Merger.  For each of the nine months ended September 30, 2010 and 2009, $1.1 million was paid pursuant to this agreement.

Credit Facility.  Upon consummation of the Merger, the Company entered into a $735.0 million credit agreement, under which various funds affiliated with one of the Company’s sponsors, ACOF, are lenders.  As of September 30, 2010, certain affiliates of ACOF held approximately $62.1 million of term loans under the Company’s 2007 Senior Credit Facility.

Lease Agreements.  General Nutrition Centres Company, a wholly owned subsidiary of the Company, is party to 20 lease agreements, as lessee, with Cadillac Fairview Corporation, as lessor, with respect to properties located in Canada (the “Lease Agreements”).  Cadillac Fairview Corporation is a direct, wholly owned subsidiary of OTPP, one of the principal stockholders of Parent.  For the nine months ended September 30, 2010 and 2009, the Company paid $2.1 million and $1.8 million, respectively, under the Lease Agreements.  Each lease was negotiated in the ordinary course of business on an arm’s length basis.

Product Purchases.  The Company purchases certain fish oil and probiotics products manufactured by Lifelong Nutrition, Inc. (“Lifelong”) for resale under the Company’s proprietary brand name WELLbeING. Carmen Fortino, who serves as one of the directors of the Company and its Parent, is the Managing Director, a member of the Board of Directors and a stockholder of Lifelong.  For the nine months ended September 30, 2010 and 2009, the Company made $1.9 million and $2.7 million, respectively, in product purchases from Lifelong, excluding purchases pursuant to the Lifelong Agreement (as defined below).

Product Development and Distribution Agreement.  On June 3, 2010, General Nutrition Corporation, a wholly owned subsidiary of the Company, and Lifelong entered into a Product Development and Distribution Agreement (the “Lifelong Agreement”), pursuant to which General Nutrition Corporation and Lifelong will develop a branded line of supplements to be manufactured by Lifelong.  As described above, Mr. Fortino is the Managing Director, a member of the Board of Directors and a stockholder of Lifelong.  Products manufactured under the Lifelong Agreement and sold in the Company’s stores will be purchased by the Company from Lifelong; products sold outside of the Company’s stores will be subject to certain revenue sharing arrangements.  For the nine months ended September 30, 2010, the Company made $1.2 million in product purchases from Lifelong under the Lifelong Agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q.

Forward-Looking Statements

The discussion in this section contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information.  Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

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

•                            our debt levels and restrictions in our debt agreements;

•                            the incurrence of material product liability and product recall costs;

•                            loss or retirement of key members of management;

•                            costs of compliance and our failure to comply with new and existing governmental regulations including, but  not limited to, tax regulations;

•                            costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•                            the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or  replace under-performing franchisees;

•                            economic, political, and other risks associated with our international operations

•                            our failure to keep pace with the demands of our customers for new products and services;

•                            disruptions in our manufacturing system or losses of manufacturing certifications;

•                            disruptions in our distribution network;

•                            the lack of long-term experience with human consumption of ingredients in some of our products;

•                            increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•                            the failure to adequately protect or enforce our intellectual property rights against competitors;

•                            changes in raw material costs and pricing of our products;

•         failure to successfully execute our growth strategy, including any delays in our planned future growth, testing and development of our new store formats, any inability to expand out franchise operations or attract new franchisees, or any inability to expand our company-owned retail operations;

•         changes in applicable laws relating to our franchise operations;

•         damage or interruption to our information systems;

•         the impact of current economic conditions on our business;

•         natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events; and

•         our failure to maintain effective internal controls.

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

Business Overview

We are a leading global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products, and other wellness products. We derive our revenues principally from product sales through our company-owned stores and online through www.gnc.com, franchise activities, and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 7,100 locations operating under the GNC brand name.

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

Since we do not anticipate the number of our domestic franchised stores to grow substantially, we expect our domestic franchise revenue growth will be consistent with projected industry growth and will be generated by royalties on franchise retail sales and product sales to our existing franchisees. As a result of our efforts to expand our international presence, we expect to increase the number of our international franchised stores over the next five years which we believe will result in additional franchise fees associated with new store openings and increased revenues from product sales to new franchisees. As international franchise trends continue to improve, we also anticipate that franchise revenue from international operations will be driven by increased product sales to our franchisees.  Since our international franchisees pay royalties to us in U.S. dollars, any strengthening of the U.S. dollar relative to our franchisees’ local currency may offset some of the growth in royalty revenue.

•           Manufacturing/wholesale revenues are generated through sales of manufactured products to third parties, generally for third-party private label brands, and the sale of our proprietary and third-party products to and through Rite Aid and www.drugstore.com, and the sale of our proprietary products to and through PetSmart. License fee revenue from the opening of GNC franchised store-within-a-store locations within Rite Aid stores is also recorded in this segment.  Our revenues generated by our manufacturing and wholesale operations are subject to our available manufacturing capacity.

A significant portion of our business infrastructure is comprised of fixed operating costs. Our vertically integrated distribution network and manufacturing capacity can support higher sales volume without significant incremental costs. We therefore expect our operating expenses to grow at a lesser rate than our revenues, resulting in significant operating leverage in our business.

The following trends and uncertainties in our industry could affect our operating performance as follows:

•    broader consumer awareness of health and wellness issues and rising healthcare costs may increase the use of the products we offer and positively affect our operating performance;

•    interest in, and demand for, condition-specific products based on scientific research may positively affect our operating performance if we can timely develop and offer such condition-specific products;

•    the effects of favorable and unfavorable publicity on consumer demand with respect to the products we offer may have similarly favorable or unfavorable effects on our operating performance;

•    a lack of long-term experience with human consumption of ingredients in some of our products could create uncertainties with respect to the health risks, if any, related to the consumption of such ingredients and negatively affect our operating performance;

•    increased costs associated with complying with new and existing governmental regulation may negatively affect our operating performance; and

•    a decline in disposable income available to consumers may lead to a reduction in consumer spending and negatively affect our performance.

Executive Overview

The third quarter of 2010 continued the recent trends of the business, led by the domestic retail unit posting its 21st consecutive quarter of positive same store sales growth, and the retail and franchise businesses driving higher revenue and operating income.

The first nine months of 2010 resulted in revenue growth of 6.4%, operating income growth of 21.1%, and net income growth of 37.6% compared to the same period in 2009. Operating income growth resulted from higher sales and margins in our retail and franchise segments and effective cost controls on unallocated expenses. Net income growth resulted primarily from higher operating income and lower interest expense.

Revenue growth occurred primarily in our domestic retail segment and has been driven primarily by increases in the sports nutrition category, resulting from both third party and proprietary new product introductions. In addition, we have experienced significant growth in our www.gnc.com business primarily as a result of our redesigned website.  Our domestic retail comparable store sales increased 5.5% in the first nine months of 2010 as compared to the same period in 2009.  Included in this increase is a 24.5% increase in our www.gnc.com business.  This sales increase, along with increased margins, contributed greatly to the overall retail segment operating income increase of 19.4% in the first nine months of 2010 compared to the same period in 2009.

In the first nine months of 2010, our franchise segment continued to demonstrate the trends observable in 2009, with the domestic franchise business experiencing increasing product sales despite a lower store base.  The international franchise business continued to grow, and reflected higher wholesale product sales as a result of an increased store base and same store sales growth.  We added 94 net new international stores in the first nine months of 2010.  The combined franchise segment revenue grew 10.7%, and operating income grew 17.0% in the first nine months of 2010 over the same period in 2009.

In the first nine months of 2010, our manufacturing segment experienced reduced sales in contract manufacturing compared with the first nine months of 2009, partially offset by higher product sales to Rite Aid and www.drugstore.com.  The reduction in the contract manufacturing business reflects a transition period during which we are moving from low margin commodity contracts to higher margin, specialty product contracts.

In the first quarter of 2010, we announced an alliance with The Gatorade Company (“Gatorade”), a division of PepsiCo, to launch G Series Pro – a new sports drink variant of Gatorade’s recently launched G Series.  In the second quarter of 2010, G Series Pro was distributed through an exclusive co-marketing and co-distribution collaboration between Gatorade and us, utilizing our network of more than 5,500 outlets nationwide.

In the second quarter, GNC and PetSmart announced the launch of a line of dietary supplements designed for dogs and cats. This new line, which recognizes the unique dietary needs of pets, is made exclusively for PetSmart and was launched at PetSmart and www.petsmart.com in the fall of 2010.

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

In May 2009, the FDA warned consumers to stop using certain Hydroxycut products, produced by Iovate Health Sciences, Inc., which were sold in our stores.  Iovate issued a voluntary recall, with which we immediately fully complied.  Sales of the recalled Hydroxycut products amounted to approximately $57.8 million, or 4.7% of our retail sales in 2008 and $18.8 million, or 4.2% of our retail sales in the first four months of 2009.  We provided refunds or gift cards to consumers who returned these products to our stores.  In the second quarter of 2009, we experienced a reduction in sales and margin due to the recall as a result of accepting returns of products from customers and a loss of sales as a Hydroxycut replacement product was not available.  Through December 31, 2009, we had refunded approximately $3.5 million to our retail customers and approximately $1.6 million to our wholesale customers for Hydroxycut product returns.  A significant majority of the retail refunds occurred in our second quarter of 2009; the wholesale refunds were recognized in the early part of the third quarter of 2009.  All returns of product by our customers were recognized as a reduction in sales in the period when the return occurred.  At the end of September 2009, Iovate launched new reformulated Hydroxycut products that we began to sell in our stores.  Although post-recall sales of the new reformulated Hydroxycut have trailed pre-recall levels, strong sales in our core sports, vitamins and herbs products, along with other new third party diet products, helped to mitigate the decrease in sales from the Hydroxycut product line.

In the near term, we expect to concentrate on our primary strategies, focusing particularly on:

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

Related Parties

For the nine months ended September 30, 2010 and 2009, we had related party transactions with ACOF and OTPP and their affiliates. For further discussion of these transactions, see Item 13, “Certain Relationships and Related Transactions and Director Independence” and the “Related Party Transactions” note in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following information presented for the three and nine months ended September 30, 2010 and 2009 was prepared by management and is unaudited.  In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Results of Operations

(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
	(unaudited)
Revenues:
Retail	$338.2	72.6%	$312.0	72.4%	$1,031.9	74.4%	$962.6	73.9%
Franchise	77.0	16.5%	67.3	15.6%	222.6	16.1%	201.0	15.4%
Manufacturing / Wholesale	50.5	10.9%	51.5	12.0%	132.2	9.5%	139.5	10.7%
Total net revenues	465.7	100.0%	430.8	100.0%	1,386.7	100.0%	1,303.1	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	302.7	65.0%	282.6	65.6%	894.0	64.5%	849.2	65.2%
Compensation and related benefits	69.2	14.9%	65.5	15.2%	204.6	14.8%	196.3	15.1%
Advertising and promotion	10.6	2.3%	11.0	2.6%	40.2	2.9%	40.2	3.1%
Other selling, general and administrative expenses	22.2	4.7%	22.0	5.1%	68.5	4.9%	66.7	5.1%
Amortization expense	1.9	0.4%	2.3	0.5%	5.9	0.4%	7.3	0.5%
Foreign currency (gain) loss	(0.1)	0.0%	-	0.0%	(0.1)	0.0%	-	0.0%
Total operating expenses	406.5	87.3%	383.4	89.0%	1,213.1	87.5%	1,159.7	89.0%

Operating income:
Retail	47.7	10.2%	37.3	8.7%	147.3	10.6%	123.3	9.5%
Franchise	26.3	5.7%	22.5	5.2%	71.7	5.2%	61.2	4.7%
Manufacturing / Wholesale	17.9	3.8%	18.9	4.4%	51.1	3.7%	54.1	4.1%
Unallocated corporate and other costs:
Warehousing and distribution costs	(13.8)	-3.0%	(13.5)	-3.2%	(41.5)	-3.0%	(40.5)	-3.1%
Corporate costs	(18.9)	-4.0%	(17.8)	-4.1%	(55.0)	-3.9%	(54.7)	-4.2%
Subtotal unallocated corporate and other costs, net	(32.7)	-7.0%	(31.3)	-7.3%	(96.5)	-6.9%	(95.2)	-7.3%
Total operating income	59.2	12.7%	47.4	11.0%	173.6	12.6%	143.4	11.0%
Interest expense, net	16.3		16.9		49.3		53.0
Income before income taxes	42.9		30.5		124.3		90.4
Income tax expense	16.1		11.0		46.0		33.5
Net income	$26.8		$19.5		$78.3		$56.9

Note: The numbers in the above table have been rounded to millions.  All calculations related to the Results of Operations for the year-over-year comparisons were derived from unrounded data and could occasionally differ immaterially if you were to use the table above for these calculations.

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenues

Our consolidated net revenues increased $34.9 million, or 8.1%, to $465.7 million for the three months ended September 30, 2010 compared to $430.8 million for the same period in 2009.  The increase was the result of increased sales in our Retail and Franchise segments, partially offset by a decline in our Manufacturing/Wholesale segment.

Retail. Revenues in our Retail segment increased $26.2 million, or 8.4%, to $338.2 million for the three months ended September 30, 2010 compared to $312.0 million for the same period in 2009. Domestic retail revenue increased $20.4 million as a result of an increase in our same store sales and $5.8 million from our non-same store sales.  Included in the increase from 2009 to 2010 was an increase in sales of $2.6 million through www.gnc.com. Sales increases occurred primarily in the sports nutrition product category.  Our domestic company-owned same store sales improved for the quarter by 7.1%. Canada revenue decreased $1.5 million in local currency as a result of a decrease in our same store sales and increased $0.1 million in local currency from our non-same store sales. In the third quarter of 2010, our Canadian company-owned stores had a same store sales decline of 6.2% in local currency.  This decline was more than offset by the weakening of the U.S. dollar from 2009 to 2010.  Our company-owned store base increased by 62 domestic stores to 2,702 compared to 2,640 at September 30, 2009, primarily due to new store openings and franchise store acquisitions.  Our Canadian store base increased to 169 at September 30, 2010 compared to 166 at September 30, 2009.

Franchise. Revenues in our Franchise segment increased $9.7 million, or 14.3%, to $77.0 million for the three months ended September 30, 2010 compared to $67.3 million for the same period in 2009. Domestic franchise revenue increased by $3.2 million compared to the same period in 2009, primarily due to higher wholesale revenues and fees.  There were 897 stores at September 30, 2010 compared to 919 stores at September 30, 2009.   International franchise revenue increased by $6.5 million, primarily the result of increases in product sales and royalties. Our international franchise store base increased by 144 stores to 1,401 at September 30, 2010 compared to 1,257 at September 30, 2009.

Manufacturing/Wholesale.  Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina, as well as wholesale sales to Rite Aid, PetSmart, and www.drugstore.com, decreased $1.0 million, or 1.9%, to $50.5 million for the three months ended September 30, 2010 compared to $51.5 million for the same period in 2009. Third party sales from the South Carolina manufacturing plant decreased by $5.3 million, partially offset by an increase in wholesale revenue of $4.3 million.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $20.1 million, or 7.1%, to $302.7 million for the three months ended September 30, 2010 compared to $282.6 million for the same period in 2009.  Consolidated cost of sales, as a percentage of net revenue, was 65.0% and 65.6% for the three months ended September 30, 2010 and 2009, respectively.  The increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $3.1 million, or 3.1%, to $103.9 million, for the three months ended September 30, 2010 compared to $100.8 million for the same period in 2009.  These expenses, as a percentage of net revenue, were 22.3% for the three months ended September 30, 2010 compared to 23.4% for the three months ended September 30, 2009.

Compensation and related benefits.  Compensation and related benefits increased $3.7 million, or 5.7%, to $69.2 million for the three months ended September 30, 2010 compared to $65.5 million for the same period in 2009. Increases occurred in (1) base wages of $1.8 million to support our increased store base and sales volume; (2) health insurance expenses of $0.5 million; and (3) incentives, non cash compensation, and severance of $1.4 million.

Advertising and promotion.  Advertising and promotion expenses decreased $0.4 million, or 3.6%, to $10.6 million for the three months ended September 30, 2010 compared to $11.0 million during the same period in 2009.

Other SG&A.  Other SG&A expenses, including amortization expense, decreased $0.2 million, or 0.7%, to $24.1 million for the three months ended September 30, 2010 compared to $24.3 million for the same period in 2009.  This decrease was due to decreases in depreciation and amortization expense of $0.9 million and other selling costs of $0.5 million. These were offset by increases in third party sales commissions of $0.7 million and banking fees of $0.5 million.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss for the three months ended September 30, 2010 and 2009 resulted primarily from accounts payable activity with our Canadian subsidiary.

Operating Income

As a result of the foregoing, consolidated operating income increased $11.8 million, or 25.0%, to $59.2 million for the three months ended September 30, 2010 compared to $47.4 million for the same period in 2009.  Operating income, as a percentage of net revenue, was 12.7% and 11.0% for the three months ended September 30, 2010 and 2009, respectively.

Retail. Operating income increased $10.4 million, or 28.0%, to $47.7 million for the three months ended September 30, 2010 compared to $37.3 million for the same period in 2009. The increase was due to higher dollar margins on increased sales offset by increases in occupancy and other selling expenses.

Franchise. Operating income increased $3.8 million, or 17.1%, to $26.3 million for the three months ended September 30, 2010 compared to $22.5 million for the same period in 2009.  The increase was due to increased wholesale product sales and increased royalty income.

Manufacturing/Wholesale. Operating income decreased $1.0 million, or 5.1%, to $17.9 million for the three months ended September 30, 2010 compared to $18.9 million for the same period in 2009 as declines in third party sales from our South Carolina manufacturing operations were partially offset by wholesale sales.

Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.3 million, or 2.6%, to $13.8 million for the three months ended September 30, 2010 compared to $13.5 million for the three months ended September 30, 2009.

Corporate Costs. Corporate overhead costs increased $1.1 million, or 6.4%, to $18.9 million for the three months ended September 30, 2010 compared to $17.8 million for the same period in 2009. This increase was due to increases in compensation expenses offset by decreases in other selling, general and administrative expenses.

Interest Expense

Interest expense decreased $0.6 million, or 3.2%, to $16.3 million for the three months ended September 30, 2010 compared to $16.9 million for the same period in 2009. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2010 as compared to 2009 along with a reduction in outstanding debt of approximately $6.3 million from the prior year period.

Income Tax Expense

We recognized $16.1 million of income tax expense (or 37.6% of pre-tax income) during the three months ended September 30, 2010 compared to $11.0 million (or 36.0% of pre-tax income) for the same period of 2009.

Net Income

As a result of the foregoing, consolidated net income increased $7.3 million to $26.8 million for the three months ended September 30, 2010 compared to $19.5 million for the same period in 2009.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenues

Our consolidated net revenues increased $83.6 million, or 6.4%, to $1,386.7 million for the nine months ended September 30, 2010 compared to $1,303.1 million for the same period in 2009.  The increase was the result of increased sales in our Retail and Franchise segments, partially offset by a decline in our Manufacturing/Wholesale segment.

Retail. Revenues in our Retail segment increased $69.3 million, or 7.2%, to $1,031.9 million for the nine months ended September 30, 2010 compared to $962.6 million for the same period in 2009. Domestic retail revenue increased $49.2 million as a result of an increase in our same store sales and $13.2 million from our non-same store sales.  Included in the increase from 2009 to 2010 was an increase in sales of $8.5 million through www.gnc.com. Sales increases occurred primarily in the sports nutrition and vitamins categories.  Our domestic company-owned same store sales, including our internet sales, improved by 5.5% for the nine months ended September 30, 2010 compared to the same period in 2009.  Canada revenue decreased $3.8 million in local currency as a result of a decrease in our same store sales and increased $2.3 million in local currency from our non-same store sales.  Our Canadian company-owned same store sales declined by 5.0%, in local currency, for the nine months ended September 30, 2010 compared to the same period in 2009. This decline was more than offset by the weakening of the U.S. dollar from 2009 to 2010.  Our company-owned store base increased by 62 domestic stores to 2,702 at September 30, 2010 compared to 2,640 at September 30, 2009, primarily due to new store openings and franchise store acquisitions, and by three Canadian stores to 169 at September 30, 2010 compared to 166 at September 30, 2009.

Franchise. Revenues in our Franchise segment increased $21.6 million, or 10.7%, to $222.6 million for the nine months ended September 30, 2010 compared to $201.0 million for the same period in 2009. Domestic franchise revenue increased by $5.1 million for the nine months ended September 30, 2010 compared to the same period in 2009 due to increased product sales and franchise fee revenues.  There were 897 stores at September 30, 2010 compared to 919 stores at September 30, 2009.  International franchise revenue increased by $16.5 million for the first nine months of 2010 compared to the same period in 2009 primarily as a result of increases in product sales.  Our international franchise store base increased by 144 stores to 1,401 at September 30, 2010 compared to 1,257 at September 30, 2009.

Manufacturing/Wholesale.  Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facility in South Carolina, as well as wholesale sales to Rite Aid and www.drugstore.com, decreased $7.3 million, or 5.2%, to $132.2 million for the nine months ended September 30, 2010 compared to $139.5 million for the same period in 2009.  Third party sales decreased in the South Carolina manufacturing plant by $16.8 million. This was partially offset by an increase in wholesale revenue of $9.5 million.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $44.8 million, or 5.3%, to $894.0 million for the nine months ended September 30, 2010 compared to $849.2 million for the same period in 2009.  Consolidated cost of sales, as a percentage of net revenue, was 64.5% and 65.2% for the nine months ended September 30, 2010 and 2009, respectively. Increase in cost of sales was primarily due to higher sales volumes and store counts.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased

$8.7 million, or 2.8%, to $319.2 million, for the nine months ended September 30, 2010 compared to $310.5 million for the same period in 2009.  These expenses, as a percentage of net revenue, were 23.0% for the nine months ended September 30, 2010 compared to 23.8% for the nine months ended September 30, 2009.

Compensation and related benefits.  Compensation and related benefits increased $8.3 million, or 4.2%, to $204.6 million for the nine months ended September 30, 2010 compared to $196.3 million for the same period in 2009. Increases occurred in (1) base wages of $6.2 million to support our increased store base and sales volume; (2) health insurance expenses of $1.0 million; and (3) incentives, non cash compensation, and severance of $0.9 million; and (4) other compensation expenses of $0.2 million.

Advertising and promotion.  Advertising and promotion expenses remained unchanged at $40.2 million for the nine months ended September 30, 2010 compared to the same period in 2009.

Other SG&A.  Other SG&A expenses, including amortization expense increased $0.4 million, or 0.5%, to $74.4 million for the nine months ended September 30, 2010 compared to $74.0 million for the same period in 2009.  Increases in other SG&A included third party sales commissions of $2.0 million and banking fees of $1.1 million. These were partially offset by decreases in amortization and depreciation expense of $2.0 million, bad debt of $0.6 million, and other selling expenses of $0.1 million.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss for the nine months ended September 30, 2010 and 2009 resulted primarily from accounts payable activity with our Canadian subsidiary.

Operating Income

As a result of the foregoing, consolidated operating income increased $30.2 million or 21.1% to $173.6 million for the nine months ended September 30, 2010 compared to $143.4 million for the same period in 2009.  Operating income, as a percentage of net revenue, was 12.6% for the nine months ended September 30, 2010 and 11.0% for the nine months ended September 30, 2009.

Retail. Operating income increased $24.0 million, or 19.4%, to $147.3 million for the nine months ended September 30, 2010 compared to $123.3 million for the same period in 2009. The increase was primarily the result of higher dollar margins on increased sales volumes offset by increases in occupancy costs, compensation costs and other SG&A expenses.

Franchise. Operating income increased $10.5 million, or 17.0%, to $71.7 million for the nine months ended September 30, 2010 compared to $61.2 million for the same period in 2009.  This increase was due to increases in royalty income, higher dollar margins on increased product sales to franchisees and reductions in bad debt expenses and amortization expense.

Manufacturing/Wholesale. Operating income decreased $3.0 million, or 5.4%, to $51.1 million for the nine months ended September 30, 2010 compared to $54.1 million for the same period in 2009.  This decrease was primarily the result of lower margins on decreased sales volumes from our South Carolina manufacturing facility.

Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $1.0 million, or 2.4%, to $41.5 million for the nine months ended September 30, 2010 compared to $40.5 million for the same period in 2009.  The increase in costs was primarily due to increases in fuel costs.

Corporate Costs. Corporate overhead costs increased $0.3 million, or 0.4%, to $55.0 million for the nine months ended September 30, 2010 compared to $54.7 million for the same period in 2009. This increase was due to increases in compensation expenses, offset by decreases in other selling, general, and administrative expenses.

Interest Expense

Interest expense decreased $3.7 million, or 7.0%, to $49.3 million for the nine months ended September 30, 2010 compared to $53.0 million for the same period in 2009. This decrease was primarily attributable to decreases in interest rates on our variable rate debt in 2010 as compared to 2009.

Income Tax Expense

We recognized $46.0 million (or 37.0% of pre-tax income) of consolidated income tax expense during the nine months ended September 30, 2010 compared to $33.5 million (or 37.0% of pre-tax income) for the same period of 2009.

Net Income

As a result of the foregoing, consolidated net income increased $21.4 million to $78.3 million for the nine months ended September 30, 2010 compared to $56.9 million for the same period in 2009.

Liquidity and Capital Resources

At September 30, 2010, we had $121.7 million in cash and cash equivalents and $446.6 million in working capital, compared with $75.1 million in cash and cash equivalents and $382.6 million in working capital at December 31, 2009. The $64.0 million increase in our working capital was driven by increases in our accounts receivable, inventory and cash and a decrease in our accrued interest. This was offset by increases in our accounts payable and accrued payroll and a reduction in our prepaid income taxes.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $60.0 million revolving credit facility (the “Revolving Credit Facility”).  At September 30, 2010, we had $44.7 million available under the Revolving Credit Facility, after giving effect to $9.0 million utilized to secure letters of credit and a $6.3 million commitment from subsidiaries of Lehman Brothers Holdings Inc. (collectively, “Lehman”) that we do not expect Lehman will fund.

We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements.  In March 2010, our board of directors declared and paid a $28.4 million dividend to our direct parent company, GNC Corporation. Those funds were then dividended to, and are currently held by, GNC Acquisition Holdings Inc., our ultimate parent company. The dividend was paid with cash generated from operations.

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

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine months	Nine months
	ended September 30,	ended September 30,
(Dollars in millions)	2010	2009

Cash provided by operating activities	$97.6	$77.8
Cash used in investing activities	(21.2)	(22.0)
Cash used in financing activities	(29.7)	(33.9)

Cash Provided by Operating Activities

Cash provided by operating activities was $97.6 million for the nine months ended September 30, 2010 and $77.8 million for the nine months ended September 30, 2009. A primary reason for the increase in cash provided by operating activities was the increase in net income of $21.4 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our inventory increased by $25.9 million in support of the higher sales volumes and purchases for new product introductions. Accounts payable increased by $3.4 million due to the timing of disbursements and related inventory growth. The above were supplemented by an increase in our accrued liabilities and a reduction in our prepaid income taxes.

For the nine months ended September 30, 2009, the primary reason for the increase in cash provided by operating activities was the increase in net income of $10.3 million as compared to the nine months ended September 30, 2008. Our inventory increased by $11.0 million in support of the higher sales volumes at the stores. Accounts payable decreased by $21.0 million due to the timing of disbursements; in addition, accrued interest decreased by $9.5 million, as a result of the semi-annual interest payments on our Senior Toggle Notes and 10.75% Senior Subordinated Notes (each as defined below). These were offset by an increase in our accrued liabilities and a reduction in our prepaid income taxes.

Cash Used in Investing Activities

We used cash for investing activities of $21.2 million and $22.0 million for the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures, which were primarily for new stores, and improvements to our retail stores and our South Carolina manufacturing facility, were $21.0 million and $20.4 million for the nine months ended September 30, 2010 and 2009, respectively.

We currently have no material capital commitments for the remainder of 2010. Our capital expenditures typically consist of certain periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities.

Cash Used in Financing Activities

For the nine months ended September 30, 2010 we used cash of $29.7 million, primarily for a $28.4 million dividend that was declared and paid in March 2010 to GNC Corporation, our direct parent. In addition, we made payments of $1.3 million on long-term debt, including $0.2 million for an excess cash payment in March 2010 under the requirements of the Senior Credit Facility. This payment was calculated based on 2009 financial results as defined by the Senior Credit Facility.

We used cash from financing activities of $33.9 million for the nine months ended September 30, 2009 primarily for the following long-term debt payments: (1) $3.8 million for an excess cash payment in March 2009 under the requirements of the 2007 Senior Credit Facility; (2) $5.4 million for the outstanding balance on the Revolving Credit Facility in May 2009; and (3) a $9.0 million optional prepayment on the 2007 Senior Credit Facility in September 2009.  Also, we paid a $13.6 million dividend in August 2009 to GNC Corporation, our direct parent.  The following is a summary of our debt:

$735.0 Million Senior Credit Facility. The 2007 Senior Credit Facility consists of a $675.0 million term loan facility and a $60.0 million Revolving Credit Facility. The term loan facility will mature in September 2013. The Revolving Credit Facility will mature in March 2012.  Interest on the 2007 Senior Credit Facility accrues at a variable rate and was 2.5% at September 30, 2010.  As of September 30, 2010 and December 31, 2009, $9.0 million and $7.9 million, respectively, of the Revolving Credit Facility were pledged to secure letters of credit.

Senior Toggle Notes.  We have outstanding $300.0 million of Senior Floating Rate Toggle Notes due 2014 at 99% of par value (the “Senior Toggle Notes”).  Interest on the Senior Toggle Notes is payable semi-annually in arrears on March 15 and September 15 of each year. Interest on the Senior Toggle Notes accrues at a variable rate and was 5.8% at September 30, 2010.  To date, we have elected to make interest payments in cash.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

There have been no material changes to our application of critical accounting policies and significant judgments and estimates since those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements

As of September 30, 2010, there were no developments related to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, in addition to those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

We are exposed to market risks from interest rate changes on our variable rate debt.  Although changes in interest rates do not impact our operating income the changes could affect the fair value of our interest rate swaps and interest payments.  As of September 30, 2010, we had fixed rate debt of $116.1 million and variable rate debt of $942.6 million.

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

Based on our variable rate debt balance as of September 30, 2010 a 1% change in interest rates would increase or decrease our annual interest cost by $3.9 million.  At September 30, 2010 there were no other material changes in our market risks relating to interest and foreign exchange rates as of December 31, 2009.

We do not enter into derivative transactions for speculative purposes and hold no derivative instruments for trading purposes.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Removed and Reserved.

Item 5.  Other Information.

In the first quarter of 2010, GNC Acquisition Holdings Inc., our ultimate parent (“Parent”), entered into a memorandum of understanding to form a strategic partnership with Bright Food (Group) Co., LTD to participate in China’s nutritional products market (“GNC China”).  GNC China is expected to be an indirect subsidiary of Parent but not be a direct or indirect parent or subsidiary of the Company.  Consequently, its results of operations are not expected to be consolidated with those of the Company.  We expect that GNC China will begin operations in China by the end of 2010; however, one of our subsidiaries has commenced wholesale sales in China.

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

GENERAL NUTRITION CENTERS, INC.
(Registrant)

November 4, 2010	/s/ Joseph M. Fortunato
Joseph M. Fortunato
Chief Executive Officer
(Principal Executive Officer)

November 4, 2010	/s/ Michael M. Nuzzo
Michael M. Nuzzo
Chief Financial Officer
(Principal Financial Officer)